Form 10-Q
period 2018-09-30
Capital Bancorp Inc
filed 2018-11-15
CIK 1419536

Section 1: 10-Q (QUARTERLY REPORT)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission file number 001-38671

CAPITAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2083046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2275 Research Boulevard, Suite 600, Rockville, Maryland 20850	20850
(Address of principal executive offices)	(Zip Code)
(301) 468-8848
Registrant’s telephone number, including area code
Not Applicable
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐
No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	x
			Emerging growth company	x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. x
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,543,134 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 12, 2018.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(dollars in thousands)	September 30, 2018 (unaudited)	December 31, 2017 (audited)
Assets
Cash and due from banks	$10,982	$8,189
Interest bearing deposits at other financial institutions	28,494	40,356
Federal funds sold	1,249	3,766
Total cash and cash equivalents	40,725	52,311
Investment securities available for sale	48,067	54,029
Restricted investments	3,126	2,369
Loans held for sale	21,373	26,344
Loans receivable, net of allowance for loan losses of $10,892 and $10,033, at September 30, 2018 and December 31, 2017, respectively	944,520	877,387
Premises and equipment, net	2,842	2,601
Accrued interest receivable	4,161	3,867
Deferred income taxes	3,710	3,381
Foreclosed real estate	246	93
Prepaid income taxes	529	1,532
Other assets	3,606	2,095
Total assets	$1,072,905	$1,026,009

Liabilities
Deposits
Noninterest bearing, including related party balances of $11,788 and $18,316 for the periods ended September 30, 2018 and December 31, 2017, respectively	$234,094	$196,635
Interest bearing, including related party balances of $123,696 and $159,656 for the periods ended September 30, 2018 and December 31, 2017, respectively	677,022	708,264
Total deposits	911,116	904,899
Securities sold under agreements to repurchase	11,239	11,260
Federal Home Loan Bank advances	17,000	2,000
Other borrowed funds	15,386	17,361
Accrued interest payable	1,672	1,084
Other liabilities	9,835	9,286
Total liabilities	966,248	945,890

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $.01 par value; 49,000,000 shares authorized; 13,191,024 and 11,537,196 issued and outstanding at September 30, 2018 and December 31, 2017, respectively(1)	132	115
Additional paid-in capital(1)	44,911	27,051
Retained earnings	62,482	53,200
Accumulated other comprehensive loss	(868)	(247)
Total stockholders' equity	106,657	80,119
Total liabilities and stockholders' equity	$1,072,905	$1,026,009
_______________

(1)	Shares of common stock authorized, issued and outstanding and additional paid-in capital totals have been adjusted to reflect the four-for-one stock split completed effective August 15, 2018.

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2018	2017	2018	2017
Interest income
Loans, including fees	$16,955	$14,551	$49,455	$40,782
Investment securities available for sale	272	290	786	784
Federal funds sold and other	220	161	649	419
Total interest income	17,447	15,002	50,890	41,985

Interest expense
Deposits, including $1,142 and $597 paid to related parties for the nine months ended September 30, 2018 and 2017, respectively	2,616	1,708	6,876	4,632
Borrowed funds	339	336	1,015	1,003
Total interest expense	2,955	2,044	7,891	5,635

Net interest income	14,492	12,958	42,999	36,350
Provision for loan losses	495	700	1,640	1,870
Net interest income after provision for loan losses	13,997	12,258	41,359	34,480

Noninterest income
Service charges on deposits	123	97	365	335
Credit card fees	1,592	1,683	4,609	4,028
Mortgage banking revenue	2,451	3,106	7,379	7,578
Loss on sale of investment securities available for sale	—	—	(2)	—
Other fees and charges	74	73	306	240
Total noninterest income	4,240	4,959	12,657	12,181

Noninterest expenses
Salaries and employee benefits	6,571	6,439	19,083	18,268
Occupancy and equipment	1,070	953	3,241	2,777
Professional fees	520	567	1,365	1,391
Data processing	3,976	1,539	11,821	5,493
Advertising	359	532	1,113	1,452
Loan processing	202	405	811	1,123
Other real estate expenses, net	7	64	38	82
Other operating	1,195	1,740	3,556	3,394
Total noninterest expenses	13,900	12,239	41,028	33,980
Income before income taxes	4,337	4,978	12,988	12,681
Income tax expense	1,190	1,942	3,706	4,928
Net income	$3,147	$3,036	$9,282	$7,753

Basic earnings per share(1)	$0.27	$0.27	$0.80	$0.69
Diluted earnings per share(1)	$0.26	$0.26	$0.77	$0.68

Weighted average common shares outstanding:
Basic(1)	11,719,946	11,310,538	11,631,927	11,218,122
Diluted(1)	12,102,692	11,489,332	12,033,175	11,388,281
_______________

(1)
Weighted average common shares outstanding used in the computation of basic and diluted net income per common share were adjusted to reflect the four-for-one stock split completed effective August 15, 2018.

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$3,147	$3,036	$9,282	$7,753

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(157)	(57)	(860)	226
Reclassification of realized loss on sale of investment securities available for sale	—	—	2	—
Unrealized gain on cash flow hedging derivative	(4)	3	2	6
	(161)	(54)	(856)	232
Income tax (expense) benefit relating to the items above	44	21	235	(92)
Other comprehensive income (loss)	(117)	(33)	(621)	140
Comprehensive income	$3,030	$3,003	$8,661	$7,893

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity For the Nine Months Ended September 30, 2018 and 2017 (unaudited)

	Common Stock		Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares(1)	Amount(1)
Balance, December 31, 2016	11,144,696	$111	$24,617	$46,050	$(31)	$70,747
Net income	—	—	—	7,753	—	7,753
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	136	136
Unrealized gain on cash flow hedging derivative, net of income taxes	—	—	—	—	4	4
Stock options exercised, including tax benefit	201,976	2	1,044	—	—	1,046
Shares issued as compensation	67,976	1	507	—	—	508
Stock-based compensation	—	—	380	—	—	380
Shares repurchased and retired	(65,692)	(1)	(488)	—	—	(489)
Balance, September 30, 2017	11,348,956	$113	$26,060	$53,803	$109	$80,085

Balance, December 31, 2017	11,537,196	$115	$27,051	$53,200	$(247)	$80,119
Net income	—	—	—	9,282	—	9,282
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(622)	(622)
Unrealized gain on cash flow hedging derivative, net of income taxes	—	—	—	—	1	1
Stock options exercised, including tax benefit	103,184	1	639	—	—	640
Shares issued as compensation	40,144	1	322	—	—	323
Stock-based compensation	—	—	428	—	—	428
Shares sold	16,000	—	197	—	—	197
Shares repurchased and retired	(5,500)	—	(44)	—	—	(44)
Initial Public Offering	1,500,000	15	16,318	—	—	16,333
Balance, September 30, 2018	13,191,024	$132	$44,911	$62,482	$(868)	$106,657
_______________

(1)	Shares of common stock outstanding, common stock amount and additional paid-in capital totals have been adjusted to reflect the four-for-one stock split completed effective August 15, 2018.

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2018 and 2017 (unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$9,282	$7,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,640	1,870
Provision for losses on mortgage loans sold	83	110
Provision for off balance sheet credit risk	56	—
Net amortization (accretion) on investments	183	(97)
Depreciation	795	698
Stock-based compensation expense	428	380
Director and employee compensation paid in Company stock	323	508
Deferred income tax expense	(94)	(212)
Loss on sale of securities available for sale	2	—
Losses on sales of foreclosed real estate	17	57
Sales of loans held for sale	271,057	327,540
Originations of loans held for sale	(266,299)	(309,544)
Changes in assets and liabilities:
Accrued interest receivable	(294)	(425)
Prepaid income taxes and taxes payable	1,003	—
Other assets	(1,298)	1,250
Interest payable	588	432
Other liabilities	412	(2,146)
Net cash provided by operating activities	17,884	28,174

Cash flows from investing activities
Purchases of securities available for sale	—	(12,521)
Maturities, calls and principal paydowns of securities available for sale	4,573	4,577
Proceeds from sale of securities available for sale	345	—
Purchases of restricted investments	(756)	(458)
Increase in loans receivable	(69,200)	(107,540)
Net purchases of premises and equipment	(1,036)	(911)
Proceeds from sales of foreclosed real estate	257	201
Net cash used by investing activities	(65,817)	(116,652)

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2018 and 2017 (unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from financing activities
Net increase (decrease) in:
Noninterest bearing deposits	37,459	19,471
Interest bearing deposits	(31,242)	66,105
Securities sold under agreements to repurchase	(21)	(1,245)
Federal Home Loan Bank advances, net	15,000	5,000
Other borrowed funds	(1,975)	26
Repurchase of common stock	(44)	(489)
Proceeds from exercise of stock options	640	1,046
Proceeds from stock shares sold	16,530	—
Net cash provided by financing activities	36,347	89,914

Net increase in cash and cash equivalents	(11,586)	1,436

Cash and cash equivalents, beginning of year	52,311	38,134

Cash and cash equivalents, end of year	$40,725	$39,570

Noncash investing and financing activities:
Loans transferred to foreclosed real estate	$427	$297
Change in unrealized gains on investments	$(858)	$226
Change in fair value of loans held for sale	$(213)	$460
Change in fair value of cash flow hedging derivative	$2	$6

Cash paid during the period for:
Taxes	$1,955	$6,062
Interest	$7,303	$5,203

See Notes to Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc., is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, Columbia and North Bethesda, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Bank also originates residential mortgages for sale in the secondary market. The Company formed Church Street Capital, LLC in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria.
On September 28, 2018, the Company completed its initial public offering (“IPO”) of 2,228,736 shares of its common stock at a price to the public of $12.50 per share, 1,500,000 shares of which were sold by the Company and 728,736 shares of which were sold by certain of the Company’s shareholders (the “selling shareholders”). The net proceeds to the Company from the IPO were $16.3 million after deducting the underwriting discount and offering expenses of $1.2 million. The Company did not receive any proceeds from the sales of shares by the selling shareholders. All of the shares were sold pursuant to the Company’s registration statement on Form S-1 filed with the SEC on September 17, 2018 (333-227172) and declared effective by the SEC on September 25, 2018.
Basis of presentation:
The accompanying consolidated financial statements include the activity of Capital Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Capital Bank, NA (the “Bank”) and Church Street Capital, LLC. All intercompany transactions have been eliminated in consolidation. The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.
The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of, and for the interim periods presented, are unaudited and, in management’s opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and the notes elsewhere included in this filing.
On August 15, 2018, the Company completed a four-for-one stock split of the Company's authorized, issued, and outstanding common stock, par value $.01 per share (the “Stock Split”). At the effective time of the Stock Split, each share of the Company's issued and outstanding common stock was automatically increased to four shares issued and outstanding. No fractional shares were issued in connection with the Stock Split. All share and share-related information presented in these consolidated financial statements have been retroactively adjusted to reflect the increased number of shares resulting from the Stock Split.
Critical Accounting Policies:
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, could have a material impact on our financial position, results of operations or liquidity.
Loans and the Allowance for Loan Losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees, deferred origination costs, discounts on loans acquired, and the allowance for loan losses. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods. The Company discontinues the accrual of interest when any portion of the principal and interest is 90 days past due and collateral is insufficient to discharge the debt in full. Generally, interest payments on nonaccrual loans are recorded as a reduction of the principal balance.
Loans are considered impaired when, based on current information, management believes the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are reviewed for impairment when the risk grade for a loan is downgraded to a classified asset category. The loans are evaluated for appropriate classification, accrual, impairment, and troubled debt restructure status. If collection of principal is evaluated as doubtful, all payments are applied to principal.
The allowance for loan losses is estimated to adequately provide for probable future losses on existing loans. The allowance consists of specific and general components. For loans that are classified as impaired, an allowance is established when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower than the carrying value of that loan. The general component covers pools of nonclassified loans and is based on historical loss experience adjusted for qualitative factors. There may be an unallocated component of the allowance, which reflects the margin of imprecision inherent in the underlying assumptions used in the method for estimating specific and general losses in the portfolio. Actual loan performance may differ from those estimates. A loss is recognized as a charge to the allowance when management believes that collection of the loan is unlikely. Collections of loans previously charged off are added to the allowance at the time of recovery.
Derivative Financial Instruments
The Company enters into commitments to fund residential mortgage loans (interest rate locks) with the intention of selling them in the secondary market. The Company also enters into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of mortgage banking revenue. Loans originated and intended for sale in the secondary market are carried at fair value. For pipeline loans which are not pre-sold to an investor, the Company manages the interest rate risk on rate lock commitments by entering into forward sale contracts, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

accounted for as derivatives and are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in mortgage banking revenue.
The Company accounts for derivative instruments and hedging activities according to guidelines established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value hierarchy defines Level 1 valuations as those based on quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 valuations include inputs based on quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 valuations are based on at least one significant assumption not observable in the market, or significant management judgment or estimation, some of which may be internally developed.
Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, loans held for sale, and derivative financial instruments. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. See the Fair Value note to our consolidated financial statements.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
In December of 2017, President Trump signed the the Tax Cuts and Jobs Act of 2017, the (”Tax Act”) into law. While a reduction in the federal corporate income tax rate from 35% to 21% took effect in 2018, the enactment of the law in 2017 required the Company to revalue its deferred tax assets and liabilities as of December 31, 2017. This revaluation lead to a reduction of the Company’s deferred tax asset of $1.4 million, which resulted in an increase in 2017 income tax expense of $1.4 million of this amount $40 thousand of expense was attributable to the Company's net deferred tax asset for unrealized losses on available for sale securities and cash flow hedge. In addition to adjusting the deferred tax asset for this item, the Company recorded an adjustment to accumulated other comprehensive income with a transfer to retained earnings.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At September 30, 2018 and 2017, there were 266,600 and 248,200 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share as adjusted for the Stock Split:

	For the Three Months Ended September 30,
	2018			2017
(dollars in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common stockholders	$3,147	11,719,946	$0.27	$3,036	11,310,538	$0.27

Effect of dilutive securities	—	382,746		—	178,794
Dilutive EPS per common share	$3,147	12,102,692	$0.26	$3,036	11,489,332	$0.26

	For the Nine Months Ended September 30,
	2018			2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common stockholders	$9,282	11,631,927	$0.80	$7,753	11,218,122	$0.69

Effect of dilutive securities	—	401,248		—	170,159
Dilutive EPS per common share	$9,282	12,033,175	$0.77	$7,753	11,388,281	$0.68
Comprehensive income:
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

The Company's only two components of other comprehensive income are unrealized gains and losses on investment securities available for sale, net of income taxes, and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company's accumulated other comprehensive income (loss) as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Unrealized losses on securities available for sale	$(1,206)	$(348)
Deferred tax benefit	332	97
Other comprehensive loss, net of tax	(874)	(251)

Unrealized gains on cash flow hedges	8	6
Deferred tax expense	(2)	(2)
Other comprehensive income, net of tax	6	4

Total accumulated comprehensive loss	$(868)	$(247)
Subsequent events:
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.
Recently issued accounting pronouncements:
In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance became effective for the Company on January 1, 2018.
The Company applied the guidance using a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of our revenues were not affected. The Company performed an assessment of our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies did not change materially since the principles of revenue recognition from the Accounting Standards Update (“ASU”) are largely consistent with existing practices and guidance applied by our businesses. The Company has not identified material changes to the timing or amount of revenue recognition. Based on the updated guidance, the Company does not anticipate changes in our disclosures associated with our revenues.
In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendment became effective January 1, 2018 and do not have a material effect on the financial statements. As discussed in the Fair Value note, the Company measured the fair value of its loan portfolio using an exit price notion as of September 30, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
The Company expects to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. The Company has started an initial evaluation of our leasing contracts and activities. The Company has also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments. The Company does not expect a material change to the timing of expense recognition, but it is early in the implementation process and the impact will continue to be evaluated. The Company is evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.
In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments became effective for the Company on January 1, 2018 and did not have a material effect on its financial statements.
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018.
The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The Company is evaluating the impact of the ASU on our consolidated financial statements. In addition to our allowance for loan losses, the Company will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.
In January 2017, the FASB amended the Intangibles topic of the ASC to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for the Company beginning after December 15, 2019. The Company does not expect these amendments to have a material effect on its financial statements.
In January 2017, the FASB amended the Business Combinations topic of the ASC to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic was intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. This guidance was effective for the Company beginning after December 15, 2017, including interim periods within those periods. The Company does not expect these amendments to have a material effect on its financial statements.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

In February 2017, the FASB amended the Other Income Topic of the ASC to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments became effective for the Company on January 1, 2018 and did not have a material effect on its financial statements.
In March 2017, the FASB amended the Receivables topic of the ASC to eliminate the current diversity in practice with respect to the amortization period for certain purchased callable debt securities held at a premium. The amendments in this update shorten the amortization period for the premium to the earliest call date. This guidance is effective for the Company beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
In May 2017, the FASB amended the requirements in the Compensation-Stock Compensation Topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments were effective for the Company on January 1, 2018 and did not have a material effect on its financial statements.
In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance about certain public business entities (“PBEs”) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance and did not have a material effect on its financial statements.
In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance related to revenue recognition. The amendments were effective upon issuance. The Company has adopted this guidance on revenue recognition the amendments did not have a material effect on its financial statements.
In February 2018, the FASB amended the Income Statement – Reporting Comprehensive Income Topic of the ASC. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company has opted to early adopt this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings was included in the Statement of Changes in Stockholders’ Equity as of December 31, 2017.
In February 2018, the FASB amended the Financial Instruments Topic of the ASC. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments have been effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. These amendments did not have a material effect on the Company’s financial statements.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

In March 2018, the FASB updated the Debt Securities and the Regulated Operations Topics of the ASC. The amendments incorporate recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.
In March 2018, the FASB updated the Income Taxes Topic of the ASC. The amendments incorporate recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance and did not have a material effect on its financial statements.
In May 2018, the FASB amended the Financial Services-Depository and Lending Topic of the Accounting Standards Codification to remove outdated guidance related to Circular 202. The amendments were effective upon issuance and did not have a material effect on the financial statements.
In June 2018, the FASB amended the Compensation-Stock Compensation Topic of the Accounting Standards Codification. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect these amendments to have a material effect on its financial statements.
In August 2018, the FASB amended the Fair Value Measurement Topic 820 disclosure framework. These amendments include additions, removals and modifications to the fair value disclosure requirements in Topic 820, and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted on removed or modified disclosures. The Company does not expect these amendments to have a material effect on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Reclassifications:
Certain reclassifications have been made to the amounts reported in prior periods to conform to the current period presentation. The reclassifications had no effect on net income or total stockholders' equity.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities

The amortized cost and estimated fair value of investment securities at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

September 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. government-sponsored enterprises	$17,494	$—	$(180)	$17,314
Municipal	518	—	(25)	493
Corporate	3,059	20	(54)	3,025
Mortgage-backed securities	28,203	39	(1,007)	27,235
	$49,274	$59	$(1,266)	$48,067

December 31, 2017
Available for sale
U.S. government-sponsored enterprises	$17,489	$1	$(120)	$17,370
Municipal	518	—	(3)	515
Corporate	3,060	67	(50)	3,077
Mortgage-backed securities	33,310	179	(422)	33,067
	$54,377	$247	$(595)	$54,029
Proceeds from sales of securities sold during the nine months ended September 30, 2018, were $345 thousand and resulted in aggregate realized losses of $2 thousand. No securities were sold during the nine months ended September 30, 2017.
Information related to unrealized losses in the investment portfolio as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored enterprises	$7,449	$(46)	$9,865	$(134)	$17,314	$(180)
Municipal	—	—	493	(25)	493	(25)
Corporate	—	—	1,005	(53)	1,005	(53)
Mortgage-backed securities	4,054	(77)	20,550	(930)	24,604	(1,007)
	$11,503	$(123)	$31,913	$(1,142)	$43,416	$(1,265)

December 31, 2017
U.S. government-sponsored enterprises	$8,967	$(26)	$7,906	$(94)	$16,873	$(120)
Municipal	515	(3)	—	—	515	(3)
Corporate	—	—	1,010	(50)	1,010	(50)
Mortgage-backed securities	11,204	(165)	13,645	(257)	24,849	(422)
	$20,686	$(194)	$22,561	$(401)	$43,247	$(595)
At September 30, 2018, there were five U.S. government-sponsored enterprises securities, two corporate securities, thirteen mortgage-backed securities, and one municipal security that had been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities (continued)

changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at September 30, 2018 and December 31, 2017 are shown below (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities sold under agreements to repurchase	$16,627	$16,327	$14,405	$14,475
Federal Home Loan Bank advances	6,873	6,787	7,433	7,454
	$23,500	$23,114	$21,838	$21,929
Contractual maturities of U.S. government-sponsored enterprises and corporate securities at September 30, 2018 and December 31, 2017 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
Contractual Maturities (in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$11,496	$11,417	$—	$—
Over one to five years	5,999	5,897	17,489	17,370
Over five to ten years	2,000	2,020	2,518	2,582
Over ten years	1,576	1,498	1,060	1,010
Mortgage-backed securities(1)	28,203	27,235	33,310	33,067
	$49,274	$48,067	$54,377	$54,029
_______________

(1)	Mortgage-backed securities are due in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable

Major classifications of loans as are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Real estate
Residential	$388,141	$342,684
Commercial	276,726	259,853
Construction	144,012	144,932
Commercial	113,473	108,982
Credit card	33,821	31,507
Other consumer	1,270	1,053
	957,443	889,011
Deferred origination fees, net	(2,031)	(1,591)
Allowance for loan losses	(10,892)	(10,033)
Loans receivable, net	$944,520	$877,387
The Company makes loans to customers located primarily in the Washington, D.C. metropolitan area. Although the loan portfolio is diversified, its performance will be influenced by the regional economy.
Approximately $31.6 million and $29.4 million of the credit card balances were secured by savings deposits held by the Company as of September 30, 2018 and December 31, 2017, respectively.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. Generally, the nonaccretable discount will be recognized after collection of the discounted fair value of the related loan. The remaining nonaccretable discounts on loans acquired were $354 thousand and $601 thousand, as of September 30, 2018 and December 31, 2017, respectively. Loans with nonaccretable discounts had a carrying value of $1.3 million and $1.5 million as of September 30, 2018 and December 31, 2017, respectively. The activity in the accretable discounts on loans acquired was as follows (in thousands):

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Accretable discount at beginning of period	$543	$676
Accretion and payoff of loans	(76)	(133)
Reclassification from nonaccretable	—	—
Accretable discount at end of period	$467	$543

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

The following tables set for the the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands).

	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended September 30, 2018				Recoveries
Real estate
Residential	$3,207	$290	$(122)	$1	$3,376
Commercial	2,948	(110)	—	143	2,981
Construction	1,889	(68)	—	—	1,821
Commercial	1,396	222	—	33	1,651
Credit card	997	161	(107)	3	1,054
Other consumer	9	—	—	—	9
	$10,446	$495	$(229)	$180	$10,892

Nine Months Ended September 30, 2018
Real estate
Residential	$3,137	$357	$(122)	$4	$3,376
Commercial	2,860	(6)	(22)	149	2,981
Construction	1,646	175	—	—	1,821
Commercial	1,497	268	(147)	33	1,651
Credit card	885	845	(715)	39	1,054
Other consumer	8	1	—	—	9
	$10,033	$1,640	$(1,006)	$225	$10,892

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended September 30, 2017				Recoveries
Real estate
Residential	$2,627	$616	$(86)	$—	$3,157
Commercial	2,872	314	(86)	106	3,206
Construction	1,809	128	—	—	1,937
Commercial	1,559	(147)	—	—	1,412
Credit card	593	(216)	(492)	85	(30)
Other consumer	6	5	—	—	11
	$9,466	$700	$(664)	$191	$9,693

Nine Months Ended September 30, 2017
Real estate
Residential	$2,664	$580	$(87)	$—	$3,157
Commercial	2,682	583	(172)	113	3,206
Construction	1,591	346	—	—	1,937
Commercial	1,174	255	(20)	3	1,412
Credit card	477	104	(880)	269	(30)
Other consumer	9	2	—	—	11
	$8,597	$1,870	$(1,159)	$385	$9,693
The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
September 30, 2018	Individually	Collectively	Individually	Collectively
Real estate
Residential	$—	$3,376	$1,321	$386,820
Commercial	—	2,981	1,032	275,694
Construction	—	1,821	834	143,178
Commercial	198	1,453	762	112,711
Credit card	—	1,054	—	33,821
Other consumer	—	9	—	1,270
	$198	$10,694	$3,949	$953,494

December 31, 2017
Real estate
Residential	$—	$3,137	$1,766	$340,918
Commercial	—	2,860	4,293	255,560
Construction	—	1,646	627	144,305
Commercial	60	1,437	1,544	107,438
Credit card	—	885	—	31,507
Other consumer	—	8	—	1,053
	$60	$9,973	$8,230	$880,781

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Past due loans, segregated by age and class of loans, as of September 30, 2018 and December 31, 2017 presented were as follows (in thousands):

September 30, 2018	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans	Interest Not Accrued on Nonaccrual Loans
Real estate
Residential	$1,574	$1,340	$2,914	$385,227	$388,141	$16	$1,531	$174
Commercial	322	1,073	1,395	275,331	276,726	41	1,032	36
Construction	1,069	834	1,903	142,109	144,012	—	834	17
Commercial	542	417	959	112,514	113,473	5	762	228
Credit card	3,946	4	3,950	29,871	33,821	3	—	—
Other consumer	—	—	—	1,270	1,270	—	—	—
	$7,453	$3,668	$11,121	$946,322	$957,443	$65	$4,159	$455

Acquired loans included in total above	$57	$679	$736	$7,820	$8,556	$21	$866	$174

December 31, 2017
Real estate
Residential	$8,311	$968	$9,279	$333,405	$342,684	$—	$1,828	$256
Commercial	128	333	461	259,392	259,853	—	1,648	36
Construction	—	280	280	144,652	144,932	280	499	32
Commercial	1,219	911	2,130	106,852	108,982	—	1,067	70
Credit card	2,982	85	3,067	28,440	31,507	85	—	—
Other consumer	—	—	—	1,053	1,053	—	—	—
	$12,640	$2,577	$15,217	$873,794	$889,011	$365	$5,042	$394

Acquired loans included in total above	$208	$635	$843	$9,526	$10,368	$—	$1,367	$131
There were $207 thousand and $503 thousand, respectively, of loans secured by one to four family residential properties in the process of foreclosure as of September 30, 2018 and December 31, 2017.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Impaired loans include loans acquired on which management has recorded a nonaccretable discount. Impaired loans were as follows (in thousands):

September 30, 2018	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Real estate
Residential	$1,958	$1,321	$—	$1,321	$—	$2,116	$12
Commercial	1,094	1,032	—	1,032	—	1,134	—
Construction	876	834	—	834	—	1,020	24
Commercial	860	372	390	762	198	1,276	—
Credit card	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—
	$4,788	$3,559	$390	$3,949	$198	$5,546	$36

Acquired loans included above	$772	$505	$—	$505	$—	$884	$—

December 31, 2017
Real estate
Residential	$2,329	$1,766	$—	$1,766	$—	$1,948	$30
Commercial	4,677	4,293	—	4,293	—	4,407	169
Construction	659	627	—	627	—	880	24
Commercial	1,824	1,178	366	1,544	60	1,600	48
Credit card	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—
	$9,489	$7,864	$366	$8,230	$60	$8,835	$271

Acquired loans included above	$2,149	$1,366	$—	$1,366	$—	$1,553	$1

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate
Residential	$2,104	$12	$2,116	$12
Commercial	1,116	—	1,134	—
Construction	876	24	1,020	24
Commercial	1,253	—	1,276	—
Credit card	—	—	—	—
Other consumer	—	—	—	—
	$5,349	$36	$5,546	$36

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate
Residential	$2,906	$23	$2,914	$69
Commercial	2,070	7	2,076	22
Construction	1,015	8	1,013	24
Commercial	1,217	5	1,334	14
Credit card	—	—	—	—
Other consumer	—	—	—	—
	$7,208	$43	$7,337	$129
Credit quality indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grade of loans, the level of classified loans, net charge-offs, nonperforming loans, and the general economic conditions in the Company’s market.
The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of loans characterized as classified is as follows:
Special Mention
A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
Borrowers may exhibit poor liquidity and leverage positions resulting from generally negative cash flow or negative trends in earnings. Access to alternative financing may be limited to finance companies for business borrowers and may be unavailable for commercial real estate borrowers.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Substandard
A substandard loan is inadequately protected by the current financial condition and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate debt service coverage ratio, or marginal liquidity and capitalization. These loans require more intense supervision by Company management.
Doubtful
A doubtful loan has all the weaknesses inherent as a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans (in thousands):

	Pass(1)	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2018
Real estate:
Residential	$386,066	$679	$1,396	$—	$388,141
Commercial	272,241	2,995	1,490	—	276,726
Construction	141,078	2,100	834	—	144,012
Commercial	108,190	4,521	762	—	113,473
Credit card	33,821	—	—	—	33,821
Other consumer	1,270	—	—	—	1,270
Total	$942,666	$10,295	$4,482	$—	$957,443

December 31, 2017
Real estate:
Residential	$340,854	$—	$1,830	$—	$342,684
Commercial	251,292	6,175	2,386	—	259,853
Construction	144,433	—	499	—	144,932
Commercial	101,868	5,730	1,384	—	108,982
Credit card	31,507	—	—	—	31,507
Other consumer	1,053	—	—	—	1,053
Total	$871,007	$11,905	$6,099	$—	$889,011
________________________
(1) Category includes loans graded exceptional, very good, good, satisfactory and pass/watch

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Impaired loans also include certain loans that have been modified in troubled debt restructurings (“TDRs”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The status of TDRs is as follows (in thousands):

	Number of Contracts	Recorded Investment
September 30, 2018		Performing	Nonperforming	Total
Real estate
Residential	3	$—	$146	$146
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	1	—	143	143
Credit card	—	—	—	—
Other consumer	—	—	—	—
	4	$—	$289	$289

Acquired loans included in total above	3	$—	$146	$146

December 31, 2017
Real estate
Residential	5	$—	$254	$254
Commercial	1	2,709	—	2,709
Construction	—	—	—	—
Commercial	3	510	338	848
Credit card	—	—	—	—
Other consumer	—	—	—	—
	9	$3,219	$592	$3,811

Acquired loans included in total above	4	$—	$151	$151
During the nine months ended September 30, 2018, the Company had no new modified loans that were considered TDRs. There were three restructured loans charged off in the amount of $291 thousand, and two performing restructured loans paid off for $3.219 million during the nine months ended September 30, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Outstanding loan commitments were as follows (in thousands):

	September 30, 2018	December 31, 2017
Unused lines of credit
Commercial	$51,627	$46,580
Commercial real estate	7,563	7,530
Residential real estate	13,623	7,072
Home equity	27,376	25,395
Secured credit card	30,296	30,161
Personal	81	148
Construction commitments
Residential real estate	59,333	56,463
Commercial real estate	5,895	7,350
	$195,794	$180,699

Commitments to originate residential loans held for sale	$—	$4,138

Letters of credit	$6,307	$6,759
Lines of credit are agreements to lend to a customer as long as there is no violation of any condition of the contract. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Loan commitments generally have variable interest rates, fixed expiration dates, and may require payment of a fee.
The Company's maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments and lines of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments. As of September 30, 2018 and December 31, 2017 respectively, the Company had an allowance for off-balance-sheet credit risk of $957 thousand and $901 thousand, recorded in other liabilities on the consolidated balance sheet.
The Company makes representations and warranties that loans sold to investors meet their program's guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

The Company maintains a reserve in other liabilities for potential losses on mortgage loans sold. Activity in this reserve is as follows for the periods presented (in thousands):

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Balance at beginning of period	$487	$457
Provision charged to operating expense	26	83
Recoveries	—	—
Charge-offs	(22)	(49)
Balance at end of period	$491	$491

Note 4 - Derivative Financial Instruments
As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (Best Efforts) or commits to deliver the locked loan to an investor in a binding (Mandatory) delivery program. Certain loans under rate lock commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded.
At September 30, 2018 and December 31, 2017, the Company had open forward sales agreements with notional values of $30.0 million and $41.0 million, respectively. At September 30, 2018 and December 31, 2017, the Company had open mandatory delivery commitments of $7.8 million and $12.6 million, respectively. The open forward delivery sales agreements are composed of forward sales of loans. The fair values of the open forward sales agreements were $84,219 and $(42,109) at September 30, 2018 and December 31, 2017, respectively. The fair values of the open mandatory delivery commitments were $(868) and $17,982, at September 30, 2018 and December 31, 2017, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Company does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Company does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver loans to the counterparty under the forward sales agreement. Should this be required, the Company could incur significant costs in acquiring replacement loans and such costs could have an adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments totaled $39.6 million and $56.9 million, at September 30, 2018 and December 31, 2017, respectively and included $3.5 million and $6.2 million of commitments that were made on a Best Efforts basis at September 30, 2018 and December 31, 2017, respectively. The fair values of these best efforts commitments were $48,041 and $102,299, at September 30, 2018 and December 31,

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Derivative Financial Instruments (continued)

2017, respectively. The remaining hedged interest rate lock commitments totaling $36.1 million and $50.7 million at September 30, 2018 and December 31, 2017, had fair values of $(25,195) and $107,922, respectively.
On January 7, 2015, the Company entered into an interest rate swap transaction with a notional amount of $2 million. The swap qualifies as a derivative and is designated as a hedging instrument. The swap fixes the interest rate the Company will pay on the floating rate junior subordinated debentures for four years beginning on March 16, 2015 and will mature on March 16, 2019. Based on the notional amount, the Company pays FTN Financial Markets (“FTN”) quarterly interest at a fixed rate of 3.493% and FTN pays the Company interest at a rate of three‑month LIBOR plus 1.87%. As of September 30, 2018 and December 31, 2017, the swap had a fair value of $8,060 and $6,521, respectively. The unrealized gain, net of income tax, has been recorded in other comprehensive income. Based on management’s assessment there is no hedge ineffectiveness as of September 30, 2018.
Note 5 - Fair Value
Generally accepted accounting principles define fair value, establish a framework for measuring fair value, recommend disclosures about fair value, and establish a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:
Level 1 - Inputs to the valuation method are quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2 - Inputs to the valuation method include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
Level 3 - Inputs to the valuation method are unobservable and significant to the fair value measurement.
Fair value measurements on a recurring basis
Investment securities available for sale - The fair values of the Company's investment securities available for sale are provided by an independent pricing service. The fair values of the Company's securities are determined based on quoted prices for similar securities under Level 2 inputs.
Loans held for sale - The fair value of loans held for sale is determined using Level 2 inputs of quoted prices for a similar asset, adjusted for specific attributes of that loan.
Derivative financial instruments - Derivative instruments used to hedge residential mortgage loans held for sale and the related interest rate lock commitments include forward commitments to sell mortgage loans and are reported at fair value utilizing Level 2 inputs. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments.
The interest rate swap is reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its swap. For purposes of potential valuation adjustments to its derivative position, the Company evaluates the credit risk of its counterparty. Accordingly, the Company has considered factors such as the likelihood of default by the counterparty and the remaining contractual life, among other things, in determining if any fair value adjustment related to credit risk is required.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Fair Value (continued)

The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 as follows:

September 30, 2018	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. government-sponsored enterprises	$17,314	$—	$17,314	$—
Municipal	493	—	493	—
Corporate	3,026	—	3,026	—
Mortgage-backed securities	27,235	—	27,235	—
	$48,068	$—	$48,068	$—
Loans held for sale	$21,373	$—	$21,373	$—
Derivative assets	$140	$—	$140	$—
Derivative liabilities	$26	$—	$26	$—

December 31, 2017
Investment securities available for sale
U.S. government-sponsored enterprises	$17,370	$—	$17,370	$—
Municipal	516	—	516	—
Corporate	3,076	—	3,076	—
Mortgage-backed securities	33,067	—	33,067	—
	$54,028	$—	$54,028	$—
Loans held for sale	$26,344	$—	$26,344	$—
Derivative assets	$100	$—	$100	$—
Derivative liabilities	$73	$—	$73	$—
Financial instruments recorded using FASB ASC 825-10
Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election, with respect to an item, may not be revoked once an election is made.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Fair Value (continued)

The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity (in thousands):

September 30, 2018	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$21,373	$494	$20,879

December 31, 2017
Loans held for sale	$26,344	$707	$25,637
As of September 30, 2018 and December 31, 2017, the Company elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. During the three months ended September 30, 2018, mortgage banking revenue decreased $127 thousand, compared to an $11 thousand decrease for the same three month period in 2017. During the nine month period ended September 30, 2018, mortgage banking revenue decreased by $54 thousand and increased by $967 thousand for the nine months ended September 30, 2017 as a result of the change in fair value of loans held for sale.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2018 and December 31, 2017, the fair values consist of loan balances of $4.0 million and $8.2 million, net of valuation allowances of $198 thousand and $60 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
Transactions in foreclosed real estate were as follows (in thousands):

	September 30, 2018	December 31, 2017
Beginning of year balance	$93	$90
Additions	427	1,081
Write-downs	—	—
Proceeds from sale	(257)	(1,026)
Loss on sale	(17)	(52)
End of period balance	$246	$93

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Fair Value (continued)

The Company has categorized its impaired loans and foreclosed real estate as follows (in thousands):

September 30, 2018	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans	$3,751	$—	$—	$3,751
Foreclosed real estate	$246	$—	$—	$246

December 31, 2017
Impaired loans	$8,170	$—	$—	$8,170
Foreclosed real estate	$93	$—	$—	$93
Fair value of financial instruments
Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that convey or impose on an entity that contractual right or obligation to either receive or deliver cash for another financial instrument.
The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.
During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet and to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk, and market factors that sometimes exist in exit prices in dislocated markets.
As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Fair Value (continued)

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.
The fair value of cash and cash equivalents and investments in restricted stocks is the carrying amount. Restricted stock includes equity of the Federal Reserve and other banker’s banks.
The fair value of noninterest bearing deposits and securities sold under agreements to repurchase is the carrying amount.
The fair value of checking and savings deposits, and money market accounts, is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities.
The fair value of certificates of deposit in other financial institutions is estimated based on interest rates currently offered for deposits of similar remaining maturities.
The fair value of borrowings is estimated by discounting the value of contractual cash flows using current market rates for borrowings with similar terms and remaining maturities.
The fair value of outstanding loan commitments, unused lines of credit, and letters of credit are not included in the table since the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments.
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments (in thousands).

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Restricted investments	$3,126	$3,126	$2,369	$2,369
Level 3
Loans receivable, net	$944,520	$933,642	$877,387	$872,446

Financial liabilities
Level 1
Noninterest bearing deposits	$234,094	$234,094	$196,635	$196,635
Securities sold under agreements to repurchase	11,239	11,239	11,260	11,260
Level 3
Interest bearing deposits	677,022	689,607	708,264	702,930
FHLB advances and other borrowed funds	32,386	32,447	19,361	19,413

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Litigation

The Company is a party to legal actions normally associated with a financial institution. The aggregate effect of these, in management's opinion, would not be material to the financial condition of the Company.
Note 7 - Subsequent Events
On October 4, 2018, the underwriters in the Company’s IPO exercised in full their option to purchase an additional 334,310 shares of common stock from the Company at the public offering price of $12.50 per share. The Company received proceeds of approximately $3.9 million from the sale after deducting underwriting discounts. After giving effect to the exercise of the underwriters’ option, the Company sold a total of 1,834,310 shares of common stock and raised approximately $20.2 million in net proceeds at the completion of the IPO.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Registration Statement on Form S-1, which contains audited financial statements of the Company as of and for the year ended December 31, 2017, previously filed with the Securities and Exchange Commission (“SEC”). Results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results for the year ending December 31, 2018 or any future period.
PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q and oral statements made from time-to-time by our representatives contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties relating to our operations and the business environment in which we operate, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, expectations, beliefs, projections, anticipated events or trends, growth prospects, financial performance, and similar expressions concerning matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “potential,” “opportunity,” “intend,” “plan,” “estimate,” “could,” “project,” “seek,” “should,” “will,” or “would,” or the negative of these words and phrases or similar words and phrases.
These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:

•
economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business;

•	the concentration of our business in the Washington, D.C. and Baltimore metropolitan areas and the effect of changes in the economic, political and environmental conditions on these markets;

•	our ability to prudently manage our growth and execute our strategy;

•	our plans to grow our commercial real estate and commercial business loan portfolios which may carry greater risks of non-payment or other unfavorable consequences;
•adequacy of reserves, including our allowance for loan losses;
•deterioration of our asset quality;
•risks associated with our residential mortgage banking business;

•	risks associated with our OpenSky credit card division, including compliance with applicable consumer finance and fraud prevention regulations;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets;

•	the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting;

•	changes in the value of collateral securing our loans;

•	our dependence on our management team and board of directors and changes in management and board composition;

•	liquidity risks associated with our business;

•
interest rate risk associated with our business, including sensitivity of our interest earning assets and interest bearing liabilities to interest rates, and the impact to our earnings from changes in interest rates;

•	our ability to maintain important deposit customer relationships and our reputation;

•	operational risks associated with our business;

•	strategic acquisitions we may undertake to achieve our goals;

•	the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;

•	fluctuations to the fair value of our investment securities that are beyond our control;

•	potential exposure to fraud, negligence, computer theft and cyber-crime;

•	the adequacy of our risk management framework;

•	our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions;

•	our dependence upon outside third parties for the processing and handling of our records and data;

•	our ability to adapt to technological change;

•	our engagement in derivative transactions;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	the financial soundness of other financial institutions;

•	further government intervention in the U.S. financial system; and

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” in our prospectus filed with the SEC on September 26, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). You should keep in mind that any forward-looking statement made by us speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, and disclaim any obligation to, update or revise any industry information or forward-looking statements after the date on which they are made. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere might not reflect actual results.
Overview
Capital Bancorp, Inc. (the “Company”) was incorporated in 1998 in Maryland, to act as the bank holding company for Capital Bank, N.A. (the “Bank”) which received its charter in 1999 and began operations in 1999. The Bank is headquartered in Rockville, Maryland and serves the Washington, D.C., and Baltimore metropolitan areas through five commercial bank branches, five mortgage offices, two loan production offices, a limited service branch and three corporate and operations facilities located in key markets throughout our operating area. We serve businesses, not-for-profit associations and entrepreneurs throughout the region by partnering with them to design tailored financial solutions supported by customized technology and “client first” advice.
We operate through three divisions: Commercial Banking; Church Street Mortgage, our residential mortgage banking arm; and OpenSky®, a secured, digitally-driven nationwide credit card platform. Our Commercial Banking division accounts for the majority of the Bank’s total assets. Our commercial bankers provide high quality service, customized solutions and tailored advice to commercial clients in our operating markets.
Our Church Street Mortgage division originates conventional and government-guaranteed residential mortgage loans on a nationwide basis primarily for sale into the secondary market and in certain, limited circumstances for the Bank’s loan portfolio.
Our OpenSky® division provides secured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky® cards operate on a fully digital and mobile enabled platform with all marketing and application procedures conducted through website and mobile applications. A deposit equal to the full credit limit of the card is made into a noninterest-bearing demand account with the Bank when the account is opened and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis) the Bank has recently begun to offer certain existing customers an unsecured line in excess of their secured line of credit.

Results of Operations for the Three Months Ended September 30, 2018 and 2017
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30, 2018
	2018	2017	% Change
	(dollars in thousands)
Interest income	$17,447	$15,002	16.3%
Interest expense	2,955	2,044	44.6%
Net interest income	14,492	12,958	11.8%
Provision for loan losses	495	700	(29.3)%
Net interest income after provision	13,997	12,258	14.2%
Noninterest income	4,240	4,959	(14.5)%
Noninterest expenses	13,900	12,239	13.6%
Net income before income taxes	4,337	4,978	(12.9)%
Income tax expense	1,190	1,942	(38.7)%
Net income	$3,147	$3,036	3.6%
Net income for the three months ended September 30, 2018 was $3.1 million, an increase of approximately $110 thousand, or 3.6%, from net income for the three months ended September 30, 2017 of $3.0 million. The increase was primarily due to increased net interest income and lower provision for loan losses and income tax expenses, offset by lower noninterest income and higher noninterest expenses.
Net Interest Income and Net Margin Analysis
We analyze our ability to maximize income generated from interest earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between the interest and fees earned on interest earning assets, such as loans and securities, and the interest expense incurred in connection with interest bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest bearing liabilities.
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Washington, D.C. and Baltimore metropolitan areas, as well as developments affecting the real estate, technology, government services, hospitality and tourism and financial services sectors within our target markets and throughout the Washington, D.C. and Baltimore metropolitan areas. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.
The following table shows the average outstanding balance of each principal category of our assets, liabilities and stockholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and cost are calculated by dividing income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
	(dollars in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$42,734	$176	1.63%	$42,079	$123	1.16%
Federal funds sold	1,354	6	1.80%	1,095	3	1.05%
Restricted investments	2,604	38	5.74%	2,537	35	5.54%
Investment securities	49,159	272	2.19%	57,280	290	2.01%
Loans(2)(3)(4)	938,430	16,955	7.17%	886,639	14,551	6.51%
Total interest earning assets	1,034,281	17,447	6.69%	989,630	15,002	6.01%
Noninterest earning assets	11,924			7,760
Total assets	$1,046,205			$997,390

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$687,618	2,616	1.51%	$698,892	1,708	0.97%
Borrowed funds	32,248	339	4.17%	34,067	336	3.91%
Total interest bearing liabilities	719,866	2,955	1.63%	732,959	2,044	1.11%
Noninterest bearing liabilities:
Noninterest bearing liabilities	10,250			9,358
Noninterest bearing deposits	224,877			175,725
Stockholders’ equity	91,212			79,348
Total liabilities and stockholders’ equity	$1,046,205			$997,390

Net interest spread(5)			5.06%			4.90%
Net interest income		$14,492			$12,958
Net interest margin(6)			5.56%			5.20%
Net interest margin excluding credit card portfolio			4.26%			4.30%
_______________

(1)	Annualized.

(2)	Includes loans held for sale.

(3)	Includes nonaccrual loans.

(4)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(5)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(6)	Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2018
	Compared to the
	Three Months Ended September 30, 2017
	Change Due To		Interest Variance
	Volume	Rate
	(in thousands)
Interest Income:
Interest bearing deposits	$38	$15	$53
Federal funds sold	2	1	3
Restricted stock	3	—	3
Investment securities	(16)	(2)	(18)
Loans	2,194	210	2,404
Total interest income	$2,221	$224	$2,445

Interest Expense:
Interest bearing deposits	(28)	936	908
Borrowed funds	(13)	16	3
Total interest expense	(41)	952	911
Net interest income	$2,262	$(728)	$1,534
Net interest income increased by $1.5 million to $14.5 million for the third quarter of 2018 compared to the third quarter of 2017. The Company’s total interest income was primarily impacted by an increase in interest earning assets and, to a lesser extent, market rate increases. Average total interest earning assets were $1.0 billion for the third quarter of 2018 compared with $989.6 million for the third quarter of 2017. The annualized yield on those interest earning assets increased 68 basis points from 6.01% for the three months ended September 30, 2017 to 6.69% for the three months ended September 30, 2018. The increase in the average balance of interest earning assets was driven almost entirely by growth in the average balance of the loan portfolio of $51.8 million, or 6%, to $938.4 million for the three months ended September 30, 2018 compared to $886.6 million for the three months ended September 30, 2017.
Average interest bearing liabilities decreased by $13.1 million from $733.0 million for the third quarter of 2018 to $719.9 million for the third quarter of 2017. The decrease was due to a decrease in the average balance of interest bearing deposits of $11.3 million, or 2%, and a decrease in the average balance of borrowed funds of $1.8 million, or 5%. Deposits are our primary funding source. The decrease in the average balance of interest bearing deposits was primarily due to decreases in certificates of deposit and money market accounts for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The annualized average interest rate paid on interest bearing liabilities increased to 1.63% for the third quarter of 2018 compared to 1.11% for the third quarter of 2017, while the annualized average interest rate paid on interest bearing deposits increased 54 basis points and the annualized average interest rate paid on borrowed funds increased by 26 basis points. The increases in annualized average interest rates reflect an increase in market interest rates in 2017 and the nine months of 2018. For the three months ended September 30, 2018, the Company’s annualized net interest margin was 5.56% and net interest spread was 5.06%. For the three months ended September 30, 2017, annualized net interest margin was 5.20% and net interest spread was 4.90%
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”

Our provision for loan losses amounted to $495 thousand for the three months ended September 30, 2018, and $700 thousand for the three months ended September 30, 2017. Our allowance for loan losses as a percent of total loans was 1.14% at September 30, 2018 compared to 1.13% at December 31, 2017. Charge-offs amounted to $1.0 million for the nine month period ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017. Total charge-offs for the three months ended September 30, 2018 were $229 thousand compared to $664 thousand for the same period in 2017. The allowance for loan losses as a percent of total loans increased from 1.11% as of September 30, 2017 to 1.14% as of September 30, 2018.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, certain credit card fees, such as interchange fees and statement fees, and mortgage banking revenue. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended September 30,
	2018	2017	% Change
	(dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$123	$97	26.8%
Credit card fees	1,592	1,683	(5.4)%
Mortgage banking revenue	2,451	3,106	(21.1)%
Loss on sale of securities	—	—	—%
Other fees and charges	74	73	1.4%
Total noninterest income	$4,240	$4,959	(14.5)%
Noninterest income for the three months ended September 30, 2018 was $4.2 million, a $719 thousand or 14% decrease compared to noninterest income of $5.0 million for the three months ended September 30, 2017. The decrease was primarily due to lower mortgage banking revenue. Mortgage banking revenue decreased $655 thousand, or 21%, during the third quarter of 2018 to $2.5 million compared to $3.1 million for the third quarter of 2017. In response to changing market conditions during 2017, we shifted our mortgage origination focus within Church Street Mortgage, which had been heavily dependent on refinance transactions, to purchase transactions, which have slightly higher rates and prices. Proceeds from the sale of loans held for sale amounted to $82.8 million for the three months ended September 30, 2018 compared to $120.6 million for the three months ended September 30, 2017.
Noninterest Expense
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees, advertising expenses, loan processing expenses and other general and administrative expenses, including FDIC assessments, communications, travel, meals, training, supplies and postage.

The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended September 30,
	2018	2017	% Change
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$6,571	$6,439	2.1%
Occupancy and equipment	1,070	953	12.3%
Professional services	520	567	(8.3)%
Data processing	3,976	1,539	158.3%
Advertising	359	532	(32.5)%
Loan processing	202	405	(50.1)%
Other real estate expense, net	7	64	(89.1)%
Other	1,195	1,740	(31.3)%
Total noninterest expense	$13,900	$12,239	13.6%
Noninterest expense amounted to $13.9 million for the three months ended September 30, 2018, an increase of $1.7 million, or 14%, compared to $12.2 million for the three months ended September 30, 2017. The increase was primarily due to an increase in data processing expenses and, to a lesser extent, increases in salaries and employee benefits and occupancy and equipment expenses. During 2017, to further scale the business and enhance our capabilities, we converted our credit card processing system to a new vendor. Data processing costs will continue to be a significant expense due to the growth of our credit card, mortgage and commercial banking businesses. Occupancy and equipment expenses increased due to additional software licensing fees related to our credit card platform.
Income Tax Expense
The amount of income tax expense we incur is influenced by our pre-tax income and our other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, such as the Tax Act deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $1.2 million for the three months ended September 30, 2018 compared to $1.9 million for the three months ended September 30, 2017. Our effective tax rates for those periods were 27% and 39%, respectively. Our effective tax rate decreased in 2018 primarily as a result of the Tax Act, which includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate to 21% for tax years beginning after December 31, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Nine Months Ended September 30,
	2018	2017	% Change
	(dollars in thousands)
Interest income	$50,890	$41,985	21.2%
Interest expense	7,891	5,635	40.0%
Net interest income	42,999	36,350	18.3%
Provision for loan losses	1,640	1,870	(12.3)%
Net interest income after provision	41,359	34,480	20.0%
Noninterest income	12,657	12,181	3.9%
Noninterest expense	41,028	33,980	20.7%
Net income before income taxes	12,988	12,681	2.4%
Income tax expense	3,706	4,928	(24.8)%
Net income	$9,282	$7,753	19.7%
Net income for the nine months ended September 30, 2018 was $9.3 million, an increase of $1.5 million, or 19.7%, from net income for the nine months ended September 30, 2017 of $7.8 million. The increase was primarily due to higher interest income from loans and credit card fees and lower income tax expenses offset by increased interest expense paid on deposits and an increase in noninterest expense.

The following table shows the average outstanding balance of each principal category of our assets, liabilities and stockholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
	(dollars in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$44,525	$526	1.58%	$44,671	$314	0.94%
Federal funds sold	1,546	18	1.59%	1,203	7	0.78%
Restricted investments	2,554	105	5.48%	2,475	98	5.32%
Investment securities	50,987	786	2.06%	51,451	784	2.04%
Loans(2)(3)(4)	922,326	49,455	7.17%	840,603	40,782	6.49%
Total interest earning assets	1,021,938	50,890	6.66%	940,403	41,985	5.97%
Noninterest earning assets	10,419			6,574
Total assets	$1,032,357			$946,977

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$691,307	6,876	1.33%	$662,511	4,632	0.93%
Borrowed funds	31,233	1,015	4.35%	32,250	1,003	4.16%
Total interest bearing liabilities	722,540	7,891	1.46%	694,761	5,635	1.08%
Noninterest bearing liabilities:
Noninterest bearing liabilities	9,765			8,922
Noninterest bearing deposits	215,133			168,422
Stockholders’ equity	84,919			74,872
Total liabilities and stockholders’ equity	$1,032,357			$946,977

Net interest spread(5)			5.20%			4.89%
Net interest income		$42,999			$36,350
Net interest margin(6)			5.63%			5.17%
Net interest margin excluding credit card portfolio			4.27%			4.31%
_______________

(1)	Annualized.

(2)	Includes loans held for sale.

(3)	Includes nonaccrual loans.

(4)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(5)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(6)	Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest earning assets and interest bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Nine Months Ended September 30, 2018
	Compared to the
	Nine Months Ended September 30, 2017
	Change Due To		Interest Variance
	Volume	Rate
	(in thousands)
Interest Income:
Interest bearing deposits	$126	$86	$212
Federal funds sold	6	5	11
Restricted stock	7	—	7
Investment securities	2	—	2
Loans	7,914	759	8,673
Total interest income	8,055	850	8,905

Interest Expense:
Interest bearing deposits	209	2,035	2,244
Borrowed funds	(28)	40	12
Total interest expense	181	2,075	2,256
Net interest income	$7,874	$(1,225)	$6,649
Net interest income increased by $6.6 million to $43.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The Company’s total interest income was impacted by an increase in interest earning assets and six market rate increases between March 15, 2017 and September 26, 2018. Average total interest earning assets were $1.0 billion for the first nine months of 2018 compared with $940.4 million for the first nine months of 2017. The annualized yield on those interest earning assets increased 69 basis points from 5.97% for the first nine months of 2017 to 6.66% for the first nine months of 2018. The increase in the average balance of interest earning assets was driven almost entirely by growth in the average balance of the loan portfolio of $81.7 million, or 10%, to $922.3 million for the nine months ended September 30, 2018 compared to $840.6 million for the nine months ended September 30, 2017.
Average interest bearing liabilities increased by $27.8 million from $694.8 million for the nine months ended September 30, 2017 to $722.5 million for the nine months ended September 30, 2018. The increase was due to an increase in the average balance of interest bearing deposits of $28.8 million, or 4%, offset by a decrease in the average balance of borrowed funds of $1.0 million, or 3%. Deposits are our primary funding source. The increase in the average balance of interest bearing deposits was primarily due to increases in certificates of deposit and money market accounts for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, and, to a lesser extent, NOW accounts. The annualized average interest rate paid on interest bearing liabilities increased to 1.46% for the first nine months of 2018 compared to 1.08% for the nine months of 2017, while the annualized average interest rate paid on interest bearing deposits increased 32 basis points and the annualized average interest rate paid on borrowed funds increased by 19 basis points. The increases in annualized average interest rates reflect an increase in market interest rates in 2017 and the nine months of 2018. For the first nine months of 2018, the Company’s annualized net interest margin was 5.63% and net interest spread was 5.20%. For the first nine months of 2017, annualized net interest margin was 5.17% and net interest spread was 4.89%.

Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
Our provision for loan losses amounted to $1.6 million for the first nine months of 2018 and $1.9 million for the first nine months of 2017. Our allowance for loan losses as a percent of total loans was 1.14% at September 30, 2018 compared to 1.13% at December 31, 2017. Charge-offs amounted to $1.0 million for the nine month period ended September 30, 2018 compared to $1.7 million for the year ended December 31, 2017.
Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Nine Months Ended September 30,
	2018	2017	% Change
	(dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$365	$335	9.0%
Credit card fees	4,609	4,028	14.4%
Mortgage banking revenue	7,379	7,578	(2.6)%
Loss on sale of securities	(2)	—	—%
Other fees and charges	306	240	27.5%
Total noninterest income	$12,657	$12,181	3.9%
Noninterest income for the nine months ended September 30, 2018 was $12.7 million, a $476 thousand or 4% increase compared to noninterest income of $12.2 million for the nine months ended September 30, 2017. The increase was primarily due to increased credit card fees. Credit card fees increased $581 thousand, or 14%, for the first nine months of 2018 to $4.6 million compared to $4.0 million for the first nine months of 2017, primarily as a result of an increase in outstanding cards from 144,222 at September 30, 2017 to 170,160 at September 30, 2018. Mortgage banking revenue decreased $199 thousand, or 3%, during the first nine months of 2018 to $7.4 million compared to $7.6 million for the first nine months of 2017. In response to changing market conditions during 2017, we shifted our mortgage origination focus within Church Street Mortgage, which had been heavily dependent on refinance transactions, to purchase transactions, which have slightly higher rates and prices. Proceeds from the sale of loans held for sale amounted to $271.1 million for the first nine months of 2018 compared to $327.5 million for the nine months of 2017.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Nine Months Ended September 30,
	2018	2017	% Change
	(dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$19,083	$18,268	4.5%
Occupancy and equipment	3,241	2,777	16.7%
Professional services	1,365	1,391	(1.9)%
Data processing	11,821	5,493	115.2%
Advertising	1,113	1,452	(23.3)%
Loan processing	811	1,123	(27.8)%
Other real estate expense, net	38	82	(53.7)%
Other	3,556	3,394	4.8%
Total noninterest expense	$41,028	$33,980	20.7%
Noninterest expense amounted to $41.0 million for the nine months ended September 30, 2018, an increase of $7.0 million, or 21%, compared to $34.0 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in data processing expenses and, to a lesser extent, increases in salaries and employee benefits and occupancy and equipment expenses. During 2017, to further scale the business and enhance our capabilities, we converted our credit card processing system to a new vendor. Data processing costs will continue to be a significant expense due to the growth of our credit card, mortgage and commercial banking businesses. The increase in salaries and employee benefits was primarily due to increased personnel and compensation for mortgage officers. Occupancy and equipment expenses increased due to additional software licensing fees related to our credit card platform, and rental expense associated with our new branch locations in Columbia, Maryland and Reston, Virginia.
Income Tax Expense
Income tax expense was $3.7 million for the first nine months of 2018 compared to $4.9 million for the first nine months of 2017. Our effective tax rates for those periods were 29% and 39%, respectively. Our effective tax rate decreased in 2018 primarily as a result of the Tax Act, which includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate to 21% for tax years beginning after December 31, 2017.

Financial Condition
As of September 30, 2018, our total assets increased $46.9 million from December 31, 2017 to approximately $1.1 billion. Loans receivable and interest bearing deposits at other financial institutions increased while loans held for sale and securities decreased over that period. An increase in noninterest bearing deposits was partially offset by a decrease in interest bearing deposits. Stockholders’ equity increased $26.5 million, or 33%, to $106.7 million at September 30, 2018, primarily due to our initial public offering which closed on September 28, 2018.
Interest Bearing Deposits at Other Financial Institutions
As of September 30, 2018, interest bearing deposits at other financial institutions decreased $11.9 million, or 29%, to $28.5 million from $40.4 million at December 31, 2017. The decrease was primarily due to increased loan funding during the nine months ended September 30, 2018.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held to maturity or available for sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available for sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. For the years presented, all securities were classified as available for sale.
Our investment portfolio decreased 11%, or approximately $6.0 million, from $54.0 million at December 31, 2017, to $48.1 million at September 30, 2018 primarily due to paydowns received on mortgage-backed securities. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, high quality municipal and corporate bonds.
Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a very limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. To a lesser but growing extent, our credit card portfolio supplements our traditional lending products with enhanced yields. Our lending activities are principally directed to our market area consisting of the Washington, D.C. and Baltimore metropolitan areas.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF LOAN PORTFOLIO

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate:
Residential	$388,141	40.6%	$342,684	38.5%
Commercial	276,726	28.9	259,853	29.2
Construction	144,012	15.0	144,932	16.3
Commercial	113,473	11.9	108,982	12.3
Credit card	33,821	3.5	31,507	3.5
Other consumer	1,270	0.1	1,053	0.1
Total gross loans	957,443	100.0%	889,011	100.0%
Unearned income	(2,031)		(1,591)
Total loans, net of unearned income	955,412		887,420
Allowance for loan losses	(10,892)		(10,033)
Total net loans	$944,520		$877,387

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at September 30, 2018:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of September 30, 2018
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	(in thousands)
Real estate:
Residential	$101,890	$98,797	$187,454	$388,141
Commercial	51,071	142,852	82,803	276,726
Construction	134,344	9,668	—	144,012
Commercial	58,022	44,842	10,609	113,473
Credit card	33,821	—	—	33,821
Other consumer	702	568	—	1,270
Total loans	$379,850	$296,727	$280,866	$957,443
Amounts with fixed rates	$79,570	$235,290	$44,051	$358,911
Amounts with floating rates	$300,280	$61,437	$236,815	$598,532
Nonperforming Assets
Nonperforming loans decreased to $4.2 million, or 0.44% of total loans, at September 30, 2018 compared to $5.4 million, or 0.61% of total loans, at December 31, 2017. Foreclosed real estate increased to $246 thousand as of September 30, 2018 compared to $93 thousand as of December 31, 2017 due to the foreclosure of a construction loan for $188 thousand and two non-owner occupied 1-4 family loans totaling $179 thousand in the aggregate. OREO of approximately $274 thousand was sold during the first nine months of 2018. Accruing restructured loans decreased $3.2 million between December 31, 2017 and September 30, 2018 primarily due to two restructured performing loans, totaling $3.1 million in the aggregate, which were repaid in full in April 2018.
Total nonperforming assets were $4.5 million at September 30, 2018 compared to $5.5 million at December 31, 2017, or 0.42% and 0.54%, respectively, of corresponding total assets.
The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Nonaccrual loans
Real Estate:
Residential	$1,531	$1,828
Commercial	1,032	1,648
Construction	834	499
Commercial	762	1,067
Accruing loans 90 or more days past due	65	365
Total nonperforming loans	4,224	5,407
Other real estate owned	246	93
Total nonperforming assets	$4,470	$5,500

Restructured loans-nonaccrual	$289	$592
Restructured loans-accruing	$—	$3,219
Ratio of nonperforming loans to total loans	0.44%	0.61%
Ratio of nonperforming assets to total assets	0.42%	0.54%
The following tables present the loan balances by category as well as risk rating. No assets were classified as loss during the periods presented.

LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2018
Real estate:
Residential	$386,066	$679	$1,396	$—	$388,141
Commercial	272,241	2,995	1,490	—	276,726
Construction	141,078	2,100	834	—	144,012
Commercial	108,190	4,521	762	—	113,473
Credit card	33,821	—	—	—	33,821
Other consumer	1,270	—	—	—	1,270
Total	$942,666	$10,295	$4,482	$—	$957,443

December 31, 2017
Real estate:
Residential	$340,854	$—	$1,830	$—	$342,684
Commercial	251,292	6,175	2,386	—	259,853
Construction	144,433	—	499	—	144,932
Commercial	101,868	5,730	1,384	—	108,982
Credit card	31,507	—	—	—	31,507
Other consumer	1,053	—	—	—	1,053
Total	$871,007	$11,905	$6,099	$—	$889,011

_______________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass / watch.
At September 30, 2018, the recorded investment in impaired loans was $3.9 million, $390 thousand of which required a specific reserve of $198 thousand compared to a recorded investment in impaired loans of $8.2 million including $366 thousand requiring a specific reserve of $60 thousand at December 31, 2017. Of the $8.2 million of impaired loans at December 31, 2017, approximately $3.1 million was related to one loan relationship. The Bank received payment in full on the $3.1 million indebtedness in April 2018.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At September 30, 2018, the Company had four loans amounting to $289 thousand that were considered to be TDRs, compared to nine loans amounting to $3.8 million at December 31, 2017. The decline from December 31, 2017 to September 30, 2018 was largely due to one accruing TDR relationship amounting to $3.1 million that was paid in full during the period.
Allowance for Loan Losses
We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended September 30, 2018	For the Year Ended, December 31, 2017
	(dollars in thousands)
Allowance for loan losses at beginning of period	$10,033	$8,597
Charge-offs:
Real estate:
Residential	(122)	(190)
Commercial	(22)	(312)
Commercial	(147)	(25)
Credit card	(715)	(1,124)
Total charge-offs	(1,006)	(1,651)

Recoveries:
Real estate:
Residential	4	—
Commercial	149	115
Commercial	33	3
Credit card	39	314
Total recoveries	225	432
Net charge-offs	(781)	(1,219)
Provision for loan losses	1,640	2,655
Allowance for loan losses at period end	$10,892	$10,033

Loans outstanding, net of unearned income (end of period)	$955,412	$887,420
Average loans outstanding, net of unearned income	$920,737	$831,292

Allowance for loan losses to period end loans	1.14%	1.13%
Net charge-offs to average loans	0.08%	0.15%
Our allowance for loan losses at September 30, 2018 and December 31, 2017 was $10.9 million and $10.0 million, respectively, or 1.14% and 1.13% of loans for each respective period end. The allowance for loan losses at September 30, 2018 included specific reserves of $198 thousand set aside for impaired loans. Our charge-offs for the nine months ended September 30, 2018 were $1.0 million and were partially offset by recoveries of $225 thousand. The allowance for loan losses at December 31, 2017 included specific reserves of $60 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2017 were $1.7 million and were partially offset by recoveries of $432 thousand. The charge-offs for the first nine months ended September 30, 2018 and for the year ended December 31, 2017 were primarily due to credit card charge-offs as a result of growth in our credit card portfolio and certain charges in excess of credit limits.
Although we believe that we have established our allowance for loan losses in accordance with generally accepted accounting principles (“GAAP”) and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.
The following table shows the allocation of the allowance for loan losses among loan categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2018		December 31, 2017
	Amount	Percent (1)	Amount	Percent (1)
	(dollars in thousands)
Real estate:
Residential	$3,376	31.0%	$3,137	31.3%
Commercial	2,981	27.4	2,860	28.5
Construction	1,821	16.7	1,646	16.4
Commercial	1,651	15.1	1,497	14.9
Credit card	1,054	9.7	885	8.8
Other consumer	9	0.1	8	0.1
Total allowance for loan losses	$10,892	100.0%	$10,033	100.0%
_______________

(1)	Loan category as a percentage of total loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are also a significant source of low cost deposits. As of September 30, 2018, our credit card customers accounted for $60.0 million, or 25.2%, of our total noninterest bearing deposit balances. We supplement our deposits with wholesale funding sources such as the Certificate of Deposit Account Registry Service (“CDARS”) and brokered deposits.
Interest bearing deposits decreased $31.2 million, or 4.4%, from December 31, 2017 to September 30, 2018 primarily due to a limited number of large withdrawals in commercial money market accounts. During the same period, certificates of deposit increased $15.7 million. In order to fund the loan growth of the Bank, we built upon our prior success of focusing our strategic efforts to grow core deposits through an expanded deposits sales force, incentives to our commercial loan team and increased marketing efforts. The average rate paid on interest bearing deposits increased 37 basis points from 0.96% for the year ended December 31, 2017 to 1.33% for the nine months ended September 30, 2018. Rates paid on certificates of deposit increased 44 basis points over the same period. The increase in the average rates was primarily due to increases in market interest rates.

The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF DEPOSITS

	For the Nine Months Ended September 30, 2018		For the Year Ended December 31, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
NOW accounts	$73,130	0.28%	$69,455	0.22%
Money market accounts	288,349	1.25%	282,840	0.88%
Savings accounts	3,690	0.30%	3,365	0.15%
Certificates of deposit	326,138	1.64%	315,979	1.20%
Total interest bearing deposits	691,307	1.33%	671,639	0.96%
Noninterest bearing demand accounts	215,133		175,707
Total deposits	$906,440	1.01%	$847,346	0.76%
The following table presents the maturities of our certificates of deposit as of September 30, 2018.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
	(in thousands)
$100,000 or more	$43,010	$22,671	$139,335	$50,654	$255,670
Less than $100,000	15,351	11,491	37,628	10,283	74,753
Total	$58,361	$34,162	$176,963	$60,937	$330,423
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2018, approximately $178.7 million in real estate loans and $7.0 million in investment securities were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2018, we had $17.0 million in outstanding advances and $145.5 million in available borrowing capacity from the FHLB.

The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
	(dollars in thousands)
Amount outstanding at period-end	$17,000	$2,000
Weighted average interest rate at period-end	2.65%	4.26%
Maximum month-end balance during the period	$17,000	$11,000
Average balance outstanding during the period	$4,381	$4,910
Weighted average interest rate during the period	3.10%	3.23%
Other borrowed funds. The Company has also issued a senior promissory note, junior subordinated debentures and other subordinated notes. At September 30, 2018, these other borrowings amounted to $15.4 million.
On July 30, 2014, we issued a senior promissory note in an aggregate principal amount of $5.0 million, which was scheduled to mature on July 31, 2019. The senior promissory note was repaid during the first quarter of 2018.
At September 30, 2018, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 24, 2015, the Company issued $13.5 million in aggregate principal amount of subordinated notes with a maturity date of December 1, 2025. The notes may be redeemed prior to the maturity date under certain circumstances. The notes bear interest at 6.95% for the first five years, then adjust to the three-month LIBOR plus 5.33%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $14.0 million as of September 30, 2018. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2018.
The Company also has available lines of credit of $28.0 million with other correspondent banks at September 30, 2018, as well as access to certificate of deposit funding through a financial network which is limited to 15% of the Bank’s assets.

Liquidity
Liquidity is defined as the Bank’s capacity to meet its cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Bank’s ability to meet both expected and unexpected cash flows and collateral needs efficiently without adversely affecting either daily operations or the financial condition of the Bank. Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Bank’s obligations, and the funding sources used to meet them, depend significantly on our business mix, balance sheet structure and the cash flow profiles of our on- and off-balance sheet obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints on the ability to convert assets into cash or in accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operation, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity and asset/liability management.
Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.
We did not have any borrowings outstanding with the Federal Reserve Bank of Richmond at September 30, 2018 or December 31, 2017, and our borrowing capacity is limited only by eligible collateral. As of September 30, 2018, we had $145.5 million of available borrowing capacity from the FHLB, $14.0 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $28.0 million with other correspondent banks. Cash and cash equivalents were $40.7 million at September 30, 2018 and $52.3 million at December 31, 2017. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $26.5 million for the nine months ended September 30, 2018 compared to the year ended December 31, 2017. The Company’s IPO added approximately $16.3 million of capital. Net income resulted in an increase to retained earnings of $9.3 million as of September 30, 2018. Stock options exercised, shares issued as compensation, shares sold and stock-based compensation increased common stock and additional paid-in capital aggregately by $1.6 million. This increase was offset by $44 thousand, or 5,500 shares, repurchased and retired during the first nine months of 2018, and net unrealized losses on available for sale securities and cash flow hedging derivative of $621 thousand.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 8.23% at September 30, 2018 and 7.93% at December 31, 2017.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

	September 30, 2018	December 31, 2017
Return on Average Assets(1)	1.20%	0.74%
Return on Average Equity(1)	14.61%	9.29%
Average Equity to Average Assets	8.23%	7.93%
_______________
(1)These ratios are annualized for the nine months ended September 30, 2018.
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1250%. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.
In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion, which we refer to below as “covered” banking organizations. The Company and the Bank were required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules) as of January 1, 2015 and January 1, 2018, respectively.
As of September 30, 2018, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. See “Supervision and Regulation—Capital Adequacy Guidelines” for additional discussion regarding the regulatory capital requirements applicable to the Company and the Bank.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(dollars in thousands)	Actual		Minimum capital adequacy		To be well capitalized		Full Phase In of Basel III
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$109,587	10.48%	$41,832	4.00%	N/A	N/A	$41,832	4.00%
Tier 1 capital (to risk-weighted assets)	109,587	12.82%	61,952	7.25%	N/A	N/A	72,633	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	107,525	12.58%	49,134	5.75%	N/A	N/A	59,816	7.00%
Total capital ratio (to risk-weighted assets)	120,283	14.08%	79,042	9.25%	N/A	N/A	89,724	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$93,737	9.01%	$41,619	4.00%	$52,023	5.00%	$41,619	4.00%
Tier 1 capital (to risk-weighted assets)	93,737	11.11%	61,153	7.25%	67,479	8.00%	71,697	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	93,737	11.11%	48,501	5.75%	54,827	6.50%	59,044	7.00%
Total capital ratio (to risk-weighted assets)	104,296	12.36%	78,023	9.25%	84,349	10.00%	88,567	10.50%

December 31, 2017
The Company
Tier 1 leverage ratio (to average assets)	$82,428	8.10%	$40,724	4.00%	N/A	N/A	$40,724	4.00%
Tier 1 capital (to risk-weighted assets)	82,428	10.18%	58,717	7.25%	N/A	N/A	68,841	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	80,366	9.92%	46,569	5.75%	N/A	N/A	56,693	7.00%
Total capital ratio (to risk-weighted assets)	92,562	11.43%	74,915	9.25%	N/A	N/A	85,039	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$86,150	8.55%	$40,316	4.00%	$50,395	5.00%	$40,316	4.00%
Tier 1 capital (to risk-weighted assets)	86,150	10.78%	57,928	7.25%	63,920	8.00%	67,915	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	86,150	10.78%	45,943	5.75%	51,935	6.50%	55,930	7.00%
Total capital ratio (to risk-weighted assets)	96,148	12.03%	73,908	9.25%	79,900	10.00%	83,895	10.50%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2018.

CONTRACTUAL OBLIGATIONS

	As of September 30, 2018
	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
	(dollars in thousands)
FHLB advances	$17,000	$—	$—	$—	$17,000
Certificates of deposit $100,000 or more	205,016	49,948	706	—	255,670
Certificates of deposit less than $100,000	64,470	10,197	86	—	74,753
Subordinated debt	—	—	—	15,386	15,386
Total	$286,486	$60,145	$792	$15,386	$362,809
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments, however we maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated balance sheet.
Our commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
CREDIT EXTENSION COMMITMENTS

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Unfunded lines of credit	$195,794	$180,699
Commitments to originate residential loans held for sale	—	4,138
Letters of credit	6,307	6,759
Total credit extension commitments	$202,101	$191,596
Unfunded lines of credit represent unused credit facilities to our current borrowers that represent no change in credit risk that exist in our portfolio. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Lines of credit generally have variable interest rates. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements and our credit risk associated with issuing letters of credit is essentially the same as the risk involved in extending loan facilities to our customers.

We minimize our exposure to loss under letters of credit and credit commitments by subjecting them to the same credit approval and monitoring procedures as we do for on-balance sheet instruments. The effect on our revenue, expenses, cash flows and liquidity of the unused portions of these letters of credit commitments cannot be precisely predicted because there is no guarantee that the lines of credit will be used.
Commitments to extend credit are agreements to lend funds to a customer, as long as there is no violation of any condition established in the contract, for a specific purpose. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit is based on management’s credit evaluation of the customer.
We enter into forward commitments for the delivery of mortgage loans in our current pipeline. Interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitments to fund the loans. These commitments to fund mortgage loans, to be sold into the secondary market, (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those that have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial future contracts for the purpose of reducing interest rate risk. We do hedge the interest rate risks of our available for sale mortgage pipeline by using mortgage-backed securities short positions, and of our subordinated debentures by utilizing an interest rate swap. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by our board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity.

Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest bearing liabilities and an interest rate shock simulation model.
The following table indicates that, for periods less than one year, rate-sensitive assets exceeded rate-sensitive liabilities, resulting in an asset-sensitive position. For a bank with an asset-sensitive position, or positive gap, rising interest rates would generally be expected to have a positive effect on net interest income, and falling interest rates would generally be expected to have the opposite effect.
INTEREST SENSITIVITY GAP

September 30, 2018	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
	(dollars in thousands)
Assets
Interest earning assets
Loans (1)	$363,090	$43,707	$108,720	$515,517	$461,267	$976,784
Securities	—	—	11,417	11,417	36,650	48,067
Interest bearing deposits at other financial institutions	28,494	—	—	28,494	—	28,494
Federal funds sold	1,249	—	—	1,249	—	1,249
Total earning assets	$392,833	$43,707	$120,137	$556,677	$497,917	$1,054,594

Liabilities
Interest bearing liabilities
Interest bearing deposits	$346,599	$—	$—	$346,599	$—	$346,599
Time deposits	33,205	44,802	189,031	267,038	63,386	330,424
Total interest bearing deposits	379,804	44,802	189,031	613,637	63,386	677,023
Securities sold under agreements to repurchase	11,239	—	—	11,239	—	11,239
FHLB Advances	17,000	—		17,000	—	17,000
Other borrowed funds	—	—	—	—	15,386	15,386
Total interest bearing liabilities	$408,043	$44,802	$189,031	$641,876	$78,772	$720,648

Period gap	$(15,210)	$(1,095)	$(68,894)	$(85,199)	$419,145	$333,946
Cumulative gap	$(15,210)	$(16,305)	$(85,199)	$(85,199)	$333,946
Ratio of cumulative gap to total earning assets	(1.44)%	(1.55)%	(8.08)%	(8.08)%	31.67%
_______________

(1)	Includes loans held for sale.

We use quarterly Earnings at Risk (“EAR”) simulations to assess the impact of changing interest rates on our earnings under a variety of scenarios and time horizons. These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve. Static simulation models are based on current exposures and assume a constant balance sheet with no new growth. Dynamic simulation models are also utilized that rely on detailed assumptions regarding changes in existing lines of business, new business, and changes in management and client behavior.
We also use economic value-based methodologies to measure the degree to which the economic values of the Bank’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon and captures all future cash flows expected from existing assets and liabilities. The economic value model utilizes a static approach in that the analysis does not incorporate new business; rather, the analysis shows a snapshot in time of the risk inherent in the balance sheet.
Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and increase liability duration in order to increase asset sensitivity.
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2018:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2018	(4.1)%	0.0%	4.0%	7.9%	11.8%
Utilizing an economic value of equity (“EVE”) approach, we analyze the risk to capital from the effects of various interest rate scenarios through a long-term discounted cash flow model. This measures the difference between the economic value of our assets and the economic value of our liabilities, which is a proxy for our liquidation value. While this provides some value as a risk measurement tool, management believes EAR is more appropriate in accordance with the going concern principle.
The following table illustrates the results of our EVE analysis as of September 30, 2018.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2018	4.2%	0.0%	5.3%	11.3%	17.3%
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in the “Risk Factors” section of our registration statement on Form S-1 filed with the SEC on September 17, 2018 (333-227172) and declared effective by the SEC on September 25, 2018 (the “Registration Statement”), which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our Registration Statement. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward‑looking statement or contained in any of our subsequent filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2018, the Company had three employees and one director exercise options for an aggregate issuance of 29,652 shares of common stock. All of the stock options were issued pursuant to the Company’s 2002 Stock Option Plan. The table below reflects the date, number of shares issued and exercise price for each option exercise in the three months ending September 30, 2018.

OPTIONS EXERCISED IN THE THREE MONTHS ENDING SEPTEMBER 30, 2018
Date of Sale/Exercise	Number of Options/Shares	Exercise Price
July 11, 2018	9,200	$5.00
September 19, 2018	1,952	$5.00
September 25, 2018	4,000	$5.00
September 25, 2018	4,500	$6.62
September 25, 2018	10,000	$5.00
	29,652

The issuance of the shares of common stock was exempt from registration under the Securities Act, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

On September 28, 2018, the Company completed its initial public offering of 2,228,736 shares of its common stock at a price to the public of $12.50 per share, 1,500,000 shares of which were sold by the Company and 728,736 shares of which were sold by the selling shareholders. The net proceeds to the Company from the IPO were $16.3 million after deducting the underwriting discount and offering expenses of $1.2 million. The Company did not receive any proceeds from the sales of shares by the selling shareholders. All of the shares were sold pursuant to our Registration Statement, which was declared effective by the SEC on September 25, 2018. Keefe, Bruyette & Woods, A Stifel Company, and Stephens Inc. acted as joint book-running managers for the offering.  Sandler O'Neill + Partners, L.P. and Hovde Group, LLC acted as co-managers for the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on September 26, 2018 pursuant to Rule 424(b)(4) under the Securities Act.

The Company did not repurchase any of its shares during the quarter and does not have any authorized share repurchase programs.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAPITAL BANCORP, INC.
Registrant
Date: November 14, 2018         /s/ Ed Barry
Ed Barry
Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2018         /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

Section 2: EX-31.1 (RULE 13A-14(A) CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER)
Exhibit 31.1
Rule 13a-14(a) Certification of the Principal Executive Officer.

Exhibit 31.1
Rule 13a-14(a) Certification of the Principal Executive Officer.
I, Ed Barry, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Capital Bancorp, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 14, 2018             By: /s/ Ed Barry
Ed Barry
Chief Executive Officer

Section 2: EX-31.2 (RULE 13A-14(A) CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER)
Exhibit 31.2
Rule 13a-14(a) Certification of the Principal Financial Officer.

Exhibit 31.2
Rule 13a-14(a) Certification of the Principal Financial Officer.
I, Alan W. Jackson, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Capital Bancorp, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 14, 2018             By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer

Section 2: EX-32 (Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Capital Bancorp, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2018, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned’s best knowledge and belief:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2018             By: /s/ Ed Barry
Ed Barry
Chief Executive Officer

By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer

