Form 10-Q
period 2019-03-31
Capital Bancorp Inc
filed 2019-05-14
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2019         OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).             Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CBNK	NASDAQ Stock Market
As of May 1, 2019, the issuer had 13,718,665 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands)	March 31, 2019 (unaudited)	December 31, 2018 (audited)
Assets
Cash and due from banks	$11,611	$10,431
Interest bearing deposits at other financial institutions	25,815	22,007
Federal funds sold	925	2,285
Total cash and cash equivalents	38,351	34,723
Investment securities available for sale	46,080	46,932
Restricted investments	2,484	2,503
Loans held for sale	21,630	18,526
Loans receivable, net of allowance for loan losses of $11,347 and $11,308 at March 31, 2019 and December 31, 2018, respectively	996,581	988,960
Premises and equipment, net	7,735	2,975
Accrued interest receivable	4,523	4,462
Deferred income taxes	3,612	3,654
Foreclosed real estate	149	142
Prepaid income taxes	86	90
Other assets	2,521	2,091
Total assets	$1,123,752	$1,105,058

Liabilities
Deposits
Noninterest-bearing, including related party balances of $14,882 and $11,214 for the periods ended March 31, 2019 and December 31, 2018, respectively	$262,235	$242,259
Interest-bearing, including related party balances of $122,323 and $144,624 for the periods ended March 31, 2019 and December 31, 2018, respectively	705,487	712,981
Total deposits	967,722	955,240
Securities sold under agreements to repurchase	3,010	3,332
Federal funds purchased	—	2,000
Federal Home Loan Bank advances	—	2,000
Other borrowed funds	15,401	15,393
Accrued interest payable	1,970	1,565
Other liabilities	17,099	10,964
Total liabilities	1,005,202	990,494

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $.01 par value; 49,000,000 shares authorized: 13,712,565 and 13,672,479 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	137	137
Additional paid-in capital	49,825	49,321
Retained earnings	68,918	65,701
Accumulated other comprehensive loss	(330)	(595)
Total stockholders' equity	118,550	114,564
Total liabilities and stockholders' equity	$1,123,752	$1,105,058

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands except per share data)	2019	2018
Interest income
Loans, including fees	$17,844	$16,268
Investment securities available for sale	259	239
Federal funds sold and other	215	157
Total interest income	18,318	16,664

Interest expense
Deposits, including $519 and $339 paid to related parties for the three months ended March 31, 2019 and 2018, respectively	3,243	1,950
Borrowed funds	331	329
Total interest expense	3,574	2,279

Net interest income	14,744	14,385
Provision for loan losses	121	515
Net interest income after provision for loan losses	14,623	13,870

Noninterest income
Service charges on deposits	98	125
Credit card fees	1,492	1,456
Mortgage banking revenue	2,376	2,429
Loss on sale of investment securities available for sale	—	(3)
Other fees and charges	126	71
Total noninterest income	4,092	4,078

Noninterest expenses
Salaries and employee benefits	6,787	6,301
Occupancy and equipment	1,094	1,083
Professional fees	619	374
Data processing	3,313	3,683
Advertising	443	423
Loan processing	305	261
Other real estate owned expenses, net	22	24
Other operating	1,747	1,451
Total noninterest expenses	14,330	13,600
Income before income taxes	4,385	4,348
Income tax expense	1,066	1,358
Net income	$3,319	$2,990

Basic earnings per share	$0.24	$0.26
Diluted earnings per share	$0.24	$0.25

Weighted average common shares outstanding:
Basic	13,702,433	11,563,576
Diluted	13,877,625	11,966,304

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$3,319	$2,990

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	370	(507)
Reclassification of realized loss on sale of investment securities available for sale	—	3
Unrealized gain (loss) on cash flow hedging derivative	(5)	7
	365	(497)
Income tax (expense) benefit relating to the items above	(100)	205
Other comprehensive income (loss)	265	(292)
Comprehensive income	$3,584	$2,698

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2017	11,537,196	$115	$27,051	$53,200	$(247)	$80,119
Net income	—	—	—	2,990	—	2,990
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(297)	(297)
Unrealized gain on cash flow hedging derivative, net of income taxes	—	—	—	—	5	5
Stock options exercised, including tax benefit	10,408	—	285	—	—	285
Shares issued as compensation	4,068	—	122	—	—	122
Stock-based compensation	—	—	143	—	—	143
Balance, March 31, 2018	11,551,672	$115	$27,601	$56,190	$(539)	$83,367

Balance, December 31, 2018	13,672,479	$137	$49,321	$65,701	$(595)	$114,564
Net income	—	—	—	3,319	—	3,319
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	270	270
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(5)	(5)
Stock options exercised, including tax benefit	21,706	—	155	(48)	—	107
Shares issued as compensation	18,380	—	150	—	—	150
Stock-based compensation	—	—	199	—	—	199
Adoption of lease standard	—	—	—	(54)	—	(54)
Balance, March 31, 2019	13,712,565	$137	$49,825	$68,918	$(330)	$118,550

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$3,319	$2,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	121	515
Provision for losses on mortgage loans sold	24	27
Provision (recovery) for off balance sheet credit risk	(10)	49
Net amortization on investments	31	103
Depreciation	287	264
Stock-based compensation expense	199	143
Director and employee compensation paid in Company stock	150	122
Deferred income tax expense (benefit)	(58)	(38)
Amortization of debt issuance expense	8	8
Loss on sale of securities available for sale	—	3
Loss on sale of foreclosed real estate	—	17
Mortgage banking revenue	(2,376)	(2,429)
Proceeds from sales of loans held for sale	74,068	98,477
Originations of loans held for sale	(74,796)	(87,279)
Changes in assets and liabilities:
Accrued interest receivable	(61)	153
Prepaid income taxes and taxes payable	4	768
Other assets	(430)	(176)
Interest payable	405	305
Other liabilities	904	(1,090)
Net cash provided by operating activities	1,789	12,932

Cash flows from investing activities
Maturities, calls and principal paydowns of securities available for sale	1,191	1,453
Proceeds from sale of securities available for sale	—	345
Sales (purchases) of restricted investments	19	(119)
Increase in loans receivable	(7,799)	(13,191)
Net purchases of premises and equipment	111	(449)
Proceeds from sales of foreclosed real estate	50	9
Net cash used by investing activities	(6,428)	(11,952)

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from financing activities
Net increase (decrease) in:
Noninterest bearing deposits	19,976	14,923
Interest bearing deposits	(7,494)	(22,669)
Securities sold under agreements to repurchase	(322)	(1,189)
Federal funds sold	(2,000)	—
Federal Home Loan Bank advances, net	(2,000)	—
Other borrowed funds	—	(2,000)
Proceeds from exercise of stock options	107	285
Net cash provided (used) by financing activities	8,267	(10,650)

Net increase (decrease) in cash and cash equivalents	3,628	(9,670)

Cash and cash equivalents, beginning of year	34,723	52,311

Cash and cash equivalents, end of year	$38,351	$42,641

Noncash activities:
Loans transferred to foreclosed real estate	$57	$188
Change in unrealized gains on investments	$370	$504
Change in fair value of cash flow hedging derivative	$(5)	$7
Establishment of lease right-of-use asset	$5,158	$—
Establishment of lease liability	$5,358	$—

Cash paid during the period for:
Taxes	$1	$—
Interest	$3,169	$1,973

See Notes to Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc., is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, Columbia and North Bethesda, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. We conduct mortgage business through Capital Bank Home Loans, formerly Church Street Mortgage, our residential mortgage banking arm; and credit card business through OpenSky®, a secured, digitally-driven nationwide credit card platform.
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
In October 2018, the Company completed its initial public offering (“IPO”) of 2,563,046 shares of its common stock at a price to the public of $12.50 per share, 1,834,310 shares of which were sold by the Company and 728,736 shares of which were sold by certain of the Company’s shareholders (the “selling shareholders”).  The net proceeds to the Company from the IPO were $19.8 million after deducting the underwriting discount and offering expenses of $3.2 million. The Company did not receive any proceeds from the sales of shares by the selling shareholders.
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
On August 15, 2018, the Company completed a four-for-one stock split of the Company's authorized, issued, and outstanding common stock, par value $0.01 per share (the “Stock Split”). At the effective time of the Stock Split, each share of the Company's issued and outstanding common stock was automatically increased to four shares issued and outstanding. No fractional shares were issued in connection with the Stock Split. All share and share-related information presented in these consolidated financial statements have been retroactively adjusted to reflect the increased number of shares resulting from the Stock Split.
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
Leases
During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The Company has elected to apply the package of practical expedients permitting entities to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Additionally, as provided by ASU 2016-02, the Company has elected not to apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

12 months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term.
We adopted the guidance using the modified retrospective approach on January 1, 2019 and elected the practical expedients for transition including the transition option provided in ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allowed the Company to initially apply the new leases standard at the adoption date. Consequently, the reporting for the comparative periods presented continued to be in accordance with ASC Topic 840, Leases. Therefore, the 2018 financial results and disclosures have not been adjusted.
The Company is largely accounting for our existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $5.2 million and $5.4 million, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $146 thousand of deferred rent, which was reclassified to lease liabilities, and the remainder was recorded as an adjustment to retained earnings in the amount of $54 thousand. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. See footnote 5 for Leases for more information.
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
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At March 31, 2019 and 2018, there were 273,600 and 495,680 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share as adjusted for the Stock Split:

	For the Three Months Ended March 31,
	2019			2018
(dollars in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common stockholders	$3,319	13,702,433	$0.24	$2,990	11,563,576	$0.26

Effect of dilutive securities	—	175,192		—	402,728
Dilutive EPS per common share	$3,319	13,877,625	$0.24	$2,990	11,966,304	$0.25

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

The Company's only two components of other comprehensive income are unrealized gains and losses on investment securities available for sale, net of income taxes, and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company's accumulated other comprehensive income (loss) as of March 31, 2019 and December 31, 2018 are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Unrealized losses on securities available for sale	$(455)	$(825)
Deferred tax benefit	125	227
Other comprehensive loss, net of tax	(330)	(598)

Unrealized gains on cash flow hedges	—	5
Deferred tax expense	—	(2)
Other comprehensive income, net of tax	—	3

Total accumulated comprehensive loss	$(330)	$(595)
Recently issued accounting pronouncements:
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities

The amortized cost and estimated fair value of investment securities at March 31, 2019 and December 31, 2018 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
March 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. government-sponsored enterprises	$17,498	$—	$(75)	$17,423
Municipal	516	—	(2)	514
Corporate	2,908	17	(43)	2,882
Mortgage-backed securities	25,613	80	(432)	25,261
	$46,535	$97	$(552)	$46,080

December 31, 2018
Available for sale
U.S. government-sponsored enterprises	$17,496	$—	$(136)	$17,360
Municipal	517	—	(16)	501
Corporate	2,908	28	(51)	2,885
Mortgage-backed securities	26,836	46	(696)	26,186
	$47,757	$74	$(899)	$46,932
There were no securities sold during the three months ended March 31, 2019. Proceeds from sales of securities sold during the three months ended March 31, 2018 were $345 thousand and resulted in aggregate realized losses of $3 thousand.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities (continued)

Information related to unrealized losses in the investment portfolio as of March 31, 2019 and December 31, 2018 are as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored enterprises	$—	$—	$17,423	$(75)	$17,423	$(75)
Municipal	—	—	514	(2)	514	(2)
Corporate	—	—	865	(43)	865	(43)
Mortgage-backed securities	—	—	20,418	(432)	20,418	(432)
	$—	$—	$39,220	$(552)	$39,220	$(552)

December 31, 2018
U.S. government-sponsored enterprises	$496	$(2)	$16,864	$(134)	$17,360	$(136)
Municipal	—	—	501	(16)	501	(16)
Corporate	—	—	857	(51)	857	(51)
Mortgage-backed securities	2,294	(7)	21,037	(689)	23,331	(696)
	$2,790	$(9)	$39,259	$(890)	$42,049	$(899)
At March 31, 2019, there were ten U.S. government-sponsored enterprises securities, two corporate securities, seventeen mortgage-backed securities, and one municipal security that had been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at March 31, 2019 and December 31, 2018 are shown below:

Pledged Securities
	March 31, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities sold under agreements to repurchase	$15,497	$15,438	$16,032	$15,862
Federal Home Loan Bank advances	6,577	6,565	6,713	6,662
	$22,074	$22,003	$22,745	$22,524

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities (continued)

Contractual maturities of U.S. government-sponsored enterprises and corporate securities at March 31, 2019 and December 31, 2018 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities
	March 31, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$16,498	$16,435	$16,496	$16,377
Over one to five years	1,000	988	1,000	983
Over five to ten years	2,000	2,017	2,000	2,028
Over ten years	1,424	1,379	1,425	1,358
Mortgage-backed securities(1)	25,613	25,261	26,836	26,186
	$46,535	$46,080	$47,757	$46,932
_______________

(1)	Mortgage-backed securities are due in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable

Major classifications of loans as are as follows:

Loan Categories
(in thousands)	March 31, 2019	December 31, 2018
Real estate
Residential	$421,346	$407,844
Commercial	277,905	278,691
Construction	157,338	157,586
Commercial	120,191	122,264
Credit card	32,359	34,673
Other consumer	1,195	1,202
	1,010,334	1,002,260
Deferred origination fees, net	(2,406)	(1,992)
Allowance for loan losses	(11,347)	(11,308)
Loans receivable, net	$996,581	$988,960
The Company makes loans to customers located primarily in the Washington, D.C. and Baltimore metropolitan areas. Although the loan portfolio is diversified, its performance will be influenced by the regional economy. The Company’s loan categories are described below.
Residential Real Estate Loans. One-to-four family mortgage loans are primarily on owner-occupied primary residences and, to a lesser extent, investor owned residences. Residential loans are originated through the commercial sales teams and Capital Bank Home Loans division. Residential loans also include home equity lines of credit. One-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Investor residential real estate loans are based on 25-year terms with a balloon payment due after five years. The required minimum debt service coverage ratio is 1.15. Residential real estate loans have represented a stable and growing portion of our loan portfolio. The emphasis will continue to be on residential real estate lending.
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of March 31, 2019, there were approximately $129.2 million of owner-occupied commercial real estate loans, representing approximately 49% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans have initial fixed rate terms that adjust typically at 5 years and origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are located primarily throughout the Company’s markets and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as the borrower’s trends of sales valuations as compared to underwriting valuations as part of the ongoing risk management efforts. The borrowers’ progress in construction buildout is closely monitored and the original underwriting guidelines for construction milestones and completion timelines are strictly enforced.
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
Credit Cards. Through the OpenSky® credit card division, credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores are provided through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis) the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $30.8 million and $32.5 million of the credit card balances were secured by savings deposits held by the Company as of March 31, 2019 and December 31, 2018, respectively.
Other Consumer Loans. To a very limited extent and typically as an accommodation to existing customers, personal consumer loans such as term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. Generally, the nonaccretable discount will be recognized after collection of the discounted fair value of the related loan. The remaining nonaccretable discounts on loans acquired were $354 thousand as of both March 31, 2019 and December 31, 2018. Loans with nonaccretable discounts had a carrying value of $1.3 million as of both March 31, 2019 and December 31, 2018.
The activity in the accretable discounts on loans acquired was as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Accretable discount at beginning of period	$438	$543
Accretion and payoff of loans	(8)	(105)
Reclassification from nonaccretable	—	—
Accretable discount at end of period	$430	$438
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three months ended March 31, 2019 and March 31, 2018.

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended March 31, 2019				Recoveries
Real estate
Residential	$3,541	$398	$—	$—	$3,939
Commercial	3,003	(111)	—	2	2,894
Construction	2,093	(31)	—	—	2,062
Commercial	1,578	(127)	—	—	1,451
Credit card	1,084	(8)	(93)	9	992
Other consumer	9	—	—	—	9
	$11,308	$121	$(93)	$11	$11,347

Three Months Ended March 31, 2018
Real estate
Residential	$3,137	$38	$—	$—	$3,175
Commercial	2,860	70	—	3	2,933
Construction	1,646	158	—	—	1,804
Commercial	1,497	(69)	(15)	1	1,414
Credit card	885	318	(406)	26	823
Other consumer	8	—	—	—	8
	$10,033	$515	$(421)	$30	$10,157

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
March 31, 2019	Individually	Collectively	Individually	Collectively
Real estate
Residential	$—	$3,939	$2,029	$419,317
Commercial	—	2,894	1,477	276,428
Construction	—	2,062	2,100	155,238
Commercial	346	1,105	1,006	119,185
Credit card	—	992	—	32,359
Other consumer	—	9	—	1,195
	$346	$11,001	$6,612	$1,003,722

December 31, 2018
Real estate
Residential	$—	$3,541	$2,120	$405,724
Commercial	—	3,003	1,486	277,205
Construction	—	2,093	—	157,586
Commercial	262	1,316	749	121,515
Credit card	—	1,084	—	34,673
Other consumer	—	9	—	1,202
	$262	$11,046	$4,355	$997,905

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Past due loans, segregated by age and class of loans, as of March 31, 2019 and December 31, 2018 were as follows:

Loans Past Due						Accruing Loans 90 or More Days Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans		Non accrual Loans
(in thousands)
March 31, 2019
Real estate
Residential	$1,831	$1,701	$3,532	$417,814	$421,346	$353	$1,998
Commercial	55	1,523	1,578	276,327	277,905	46	1,477
Construction	1,069	2,100	3,169	154,169	157,338	—	2,100
Commercial	325	872	1,197	118,994	120,191	—	1,006
Credit card	2,626	2	2,628	29,731	32,359	2	—
Other consumer	—	—	—	1,195	1,195	—	—
	$5,906	$6,198	$12,104	$998,230	$1,010,334	$401	$6,581

Acquired loans included in total above	$142	$822	$964	$7,067	$8,031	$227	$789

December 31, 2018
Real estate
Residential	$1,070	$2,081	$3,151	$404,693	$407,844	$235	$2,207
Commercial	1,746	1,431	3,177	275,514	278,691	—	1,486
Construction	—	—	—	157,586	157,586	—	—
Commercial	612	398	1,010	121,254	122,264	—	749
Credit card	3,771	2	3,773	30,900	34,673	2	—
Other consumer	—	—	—	1,202	1,202	—	—
	$7,199	$3,912	$11,111	$991,149	$1,002,260	$237	$4,442

Acquired loans included in total above	$521	$488	$1,009	$7,275	$8,284	$235	$582
There were $98 thousand and $221 thousand, respectively, of loans secured by one to four family residential properties in the process of foreclosure as of March 31, 2019 and December 31, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
March 31, 2019
Real estate
Residential	$2,375	$2,029	$—	$2,029	$—
Commercial	1,548	1,477	—	1,477	—
Construction	2,132	2,100	—	2,100	—
Commercial	1,119	—	1,006	1,006	346
	$7,174	$5,606	$1,006	$6,612	$346

Acquired loans included above	$656	$373	$—	$373	$—

December 31, 2018
Real estate
Residential	$2,411	$2,120	$—	$2,120	$—
Commercial	1,551	1,486	—	1,486	—
Construction	32	—	—	—	—
Commercial	856	363	386	749	262
	$4,850	$3,969	$386	$4,355	$262

Acquired loans included above	$775	$497	$—	$497	$—

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate
Residential	$2,399	$—	$1,607	$—
Commercial	1,572	—	2,792	38
Construction	2,132	—	—	—
Commercial	1,513	—	1,227	17
	$7,616	$—	$5,626	$55
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
March 31, 2019
Real estate:
Residential	$419,123	$—	$2,223	$—	$421,346
Commercial	272,314	4,114	1,477	—	277,905
Construction	154,395	843	2,100	—	157,338
Commercial	114,864	4,321	1,006	—	120,191
Credit card	32,359	—	—	—	32,359
Other consumer	1,195	—	—	—	1,195
Total	$994,250	$9,278	$6,806	$—	$1,010,334

December 31, 2018
Real estate:
Residential	$405,532	$118	$2,194	$—	$407,844
Commercial	274,247	2,958	1,486	—	278,691
Construction	154,643	843	2,100	—	157,586
Commercial	117,670	3,844	750	—	122,264
Credit card	34,673	—	—	—	34,673
Other consumer	1,202	—	—	—	1,202
Total	$987,967	$7,763	$6,530	$—	$1,002,260
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
March 31, 2019		Performing	Nonperforming	Total
Real estate
Residential	3	$—	$145	$145
Commercial	1	—	135	135
	4	$—	$280	$280

Acquired loans included in total above	3	$—	$145	$145

December 31, 2018
Real estate
Residential	3	$—	$145	$145
Commercial	1	—	139	139
	4	$—	$284	$284

Acquired loans included in total above	3	$—	$145	$145
During the three months ended March 31, 2019 and March 31, 2018, the Company had no new modified loans that were considered TDRs, and no defaulted loans over the last twelve months. There was one restructured loan charged off in the amount of $181 thousand for the three months ended March 31, 2018.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	March 31, 2019	December 31, 2018
Unused lines of credit
Commercial	$48,108	$52,083
Commercial real estate	10,138	8,980
Residential real estate	15,364	12,853
Home equity	28,272	27,243
Secured credit card	34,068	29,142
Personal	32	126
Construction commitments
Residential real estate	69,144	72,424
Commercial real estate	15,269	6,358
Total unused lines of credit	$220,395	$209,209

Commitments to originate residential loans held for sale	$396	$647

Letters of credit	$5,825	$6,216

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
The Company's maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments and lines of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments. The Company maintains a liability account for estimated reserves on off balance sheet items such as unfunded lines of credit. Activity for this account is as follows:

Off Balance Sheet Reserve
(in thousands)	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Balance at beginning of period	$1,053	$901
Provision (recovery) charged to operating expense	(10)	49
Recoveries	—	—
Charge-offs	—	—
Balance at end of period	$1,043	$950
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
The Company maintains a reserve in other liabilities for potential losses on mortgage loans sold. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Balance at beginning of period	$501	$457
Provision charged to operating expense	24	27
Recoveries	—	—
Charge-offs	(10)	(13)
Balance at end of period	$515	$471

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
On January 7, 2015, the Company entered into an interest rate swap transaction with a notional amount of $2 million. The swap qualifies as a derivative and is designated as a hedging instrument. The swap fixed the interest rate the Company paid on the floating rate junior subordinated debentures for four years beginning on March 16, 2015 and matured on March 16, 2019. Based on the notional amount, the Company paid FTN Financial Markets (“FTN”) quarterly interest at a fixed rate, and FTN paid the Company interest at a rate of three‑month LIBOR plus 1.87%. The unrealized gain (loss), net of income tax, has been recorded in other comprehensive income.
The following table reports the commitment, fair value and unrealized gain (loss) amounts on the outstanding derivatives:

Derivatives
(in thousands)	March 31, 2019	December 31, 2018
Notional amount of open forward sales agreements	$42,000	$25,000
Fair value of open forward delivery sales agreements.	(244)	(253)
Notional amount of open mandatory delivery commitments	5,012	4,256
Fair value of open mandatory delivery commitments	66	59
Notional amount of interest rate lock commitments	52,323	32,836
Notional amount of interest rate lock commitments on a best efforts basis	2,417	1,751
Fair value of best efforts commitments	49	31
Notional amount of hedged interest rate lock commitments	49,906	31,084
Fair value of hedged interest rate lock commitments	273	234
Fair value of interest rate swap	—	5

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note 1, Summary of Significant Accounting Policies. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. On January 1, 2019, the Company leased five of its full service branches and four other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been been designated as operating leases. The Company does not have leases designated as finance leases.
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.24%. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of March 31, 2019, the Company’s lease ROU assets and related lease liabilities were $5.2 million and $5.4 million, respectively, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of March 31, 2019, the Company had not entered into any material leases that have not commenced. The Company’s lease activity is as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Leases (continued)

Leases
(in thousands)	Three Months Ended March 31, 2019
Lease Right of Use Asset
Lease asset	$5,158
Less: Accumulated amortization	(307)
Net lease asset	4,851
Other premises and equipment, net	2,884
Premises and equipment, net	$7,735

Lease Right of Use Liability
Lease liability	$5,358
Less: Accumulated amortization	(243)
Net lease liability	5,115
Other miscellaneous liabilities	11,984
Other liabilities, net	$17,099

Lease payment obligations	At March 31, 2019
2019	$835
2020	1,204
2021	1,187
2022	824
2023	712
After 2023	420
Total lease payments	$5,182

Note 6 - Fair Value
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

Note 6 - Fair Value (continued)

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
The Company has categorized its financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 as follows:

Fair Value of Financial Instruments
(in thousands)
March 31, 2019	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. government-sponsored enterprises	$17,423	$—	$17,423	$—
Municipal	514	—	514	—
Corporate	2,882	—	2,882	—
Mortgage-backed securities	25,261	—	25,261	—
	$46,080	$—	$46,080	$—
Loans held for sale	$21,630	$—	$21,630	$—
Derivative assets	$388	$—	$388	$—
Derivative liabilities	$244	$—	$244	$—

December 31, 2018
Investment securities available for sale
U.S. government-sponsored enterprises	$17,360	$—	$17,360	$—
Municipal	501	—	501	—
Corporate	2,885	—	2,885	—
Mortgage-backed securities	26,186	—	26,186	—
	$46,932	$—	$46,932	$—
Loans held for sale	$18,526	$—	$18,526	$—
Derivative assets	$112	$—	$112	$—
Derivative liabilities	$253	$—	$253	$—

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Fair Value (continued)

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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	March 31, 2019	December 31, 2018
Aggregate fair value	$21,630	$18,526
Contractual principal	20,869	17,822
Difference	$761	$704
As of March 31, 2019 and December 31, 2018, the Company elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2019 and December 31, 2018, the fair values consist of loan balances of $6.6 million and $4.4 million, net of valuation allowances of $346 thousand and $262 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Fair Value (continued)

The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	March 31, 2019	December 31, 2018
Impaired loans
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	6,266	4,093
Total	$6,266	$4,093

Foreclosed real estate
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	149	142
Total	$149	$142
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2019 and December 31, 2018:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs

Impaired Loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	11 to 25%
Foreclosed Real Estate	Appraised Value/Comparable Sales	Discounts to appraisals for estimated holding and/or selling costs	11 to 25%
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

Note 6 - Fair Value (continued)

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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$11,611	$11,611	$10,431	$10,431
Interest bearing deposits at other financial institutions	25,815	25,815	22,007	22,007
Federal funds sold	925	925	2,285	2,285
Restricted investments	2,484	2,484	2,503	2,503
Level 3
Loans receivable, net	$996,581	$989,191	$988,960	$979,058

Financial liabilities
Level 1
Noninterest bearing deposits	$262,235	$262,235	$242,259	$242,259
Securities sold under agreements to repurchase	3,010	3,010	3,332	3,332
Level 3
Interest bearing deposits	$705,487	$704,783	$712,981	$711,876
FHLB advances and other borrowed funds	15,401	15,444	19,393	19,447

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Litigation

The Bank, along with two other banking institutions, was a defendant in a lawsuit in the Circuit Court for Montgomery County, Maryland (Case No. 426478V). On April 9, 2019, the Bank entered into a Settlement Agreement and Joint Tortfeasor Release with the plaintiff pursuant to which the parties agreed to settle the lawsuit for $3.7 million (the “Settlement”).  All amounts paid by the Bank were fully funded by its insurance carrier except for $200,000 which was accrued at March 31, 2019. The Settlement includes a release of all claims in the lawsuit that were or could have been brought and precludes further proceedings. The Settlement is not in any way an admission of liability, fault or wrongdoing by the Bank.
In addition to the lawsuit described above, the Company is involved in legal proceedings occurring in the ordinary course of business.  The aggregate effect of these, in management’s opinion, would not be material on the results of operations or financial condition of the Company.
Note 8 - Subsequent Events
The Company announced a stock repurchase program on April 25, 2019. The program enables the Company to repurchase up to $5.0 million of its outstanding common stock, and expires on December 31, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annul Report on Form 10-K for the year ended December 31, 2018.
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
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A in our Annual Report in Form 10K for the year ended December 31, 2018. You should keep in mind that any forward-looking statement made by us speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, and disclaim any obligation to, update or revise any industry information or forward-looking statements after the date on which they are made. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere might not reflect actual results.
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
We operate through three divisions: Commercial Banking; Capital Bank Home Loans (“CBHL”), formerly Church Street Mortgage, our residential mortgage banking arm; and OpenSky®, a secured, digitally-driven nationwide credit card platform. Our Commercial Banking division accounts for the majority of the Bank’s total assets. Our commercial bankers provide high quality service, customized solutions and tailored advice to commercial clients in our operating markets.
Our Capital Bank Home Loans division originates conventional and government-guaranteed residential mortgage loans on a nationwide basis primarily for sale into the secondary market and in certain, limited circumstances for the Bank’s loan portfolio.
Our OpenSky® division provides secured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky® cards operate on a fully digital and mobile enabled platform with all marketing and application procedures conducted through website and mobile applications. A deposit equal to the full credit limit of the card is made into a noninterest-bearing demand account with the Bank when the account is opened and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain existing customers an unsecured line in excess of their secured line of credit.

Results of Operations for the Three Months Ended March 31, 2019 and 2018
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2019	2018	% Change
(in thousands)
Interest income	$18,318	$16,664	9.9%
Interest expense	3,574	2,279	56.8%
Net interest income	14,744	14,385	2.5%
Provision for loan losses	121	515	(76.5)%
Net interest income after provision	14,623	13,870	5.4%
Noninterest income	4,092	4,078	0.3%
Noninterest expenses	14,330	13,600	5.4%
Net income before income taxes	4,385	4,348	0.9%
Income tax expense	1,066	1,358	(21.5)%
Net income	$3,319	$2,990	11.0%
Net income for the three months ended March 31, 2019 was $3.3 million, an increase of approximately $329 thousand, or 11.0%, from net income for the three months ended March 31, 2018 of $3.0 million. The increase was primarily due to increased net interest income and lower provision for loan losses, offset by higher noninterest expenses.
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$31,145	$164	2.13%	$42,151	$119	1.14%
Federal funds sold	1,624	1	0.21%	1,808	6	1.42%
Restricted investments	2,739	50	7.47%	2,503	32	5.25%
Investment securities	46,512	259	2.26%	53,108	239	1.82%
Loans(2)(3)(4)	1,013,790	17,844	7.14%	907,999	16,268	7.27%
Total interest earning assets	1,095,810	18,318	6.78%	1,007,569	16,664	6.71%
Noninterest earning assets	12,162			8,348
Total assets	$1,107,972			$1,015,917

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing deposits	$718,821	3,243	1.83%	$695,339	1,950	1.14%
Borrowed funds	25,918	331	5.18%	32,286	329	4.13%
Total interest bearing liabilities	744,739	3,574	1.95%	727,625	2,279	1.27%
Noninterest bearing liabilities:
Noninterest bearing liabilities	11,689			8,280
Noninterest bearing deposits	233,379			198,393
Stockholders’ equity	118,165			81,619
Total liabilities and stockholders’ equity	$1,107,972			$1,015,917

Net interest spread(5)			4.83%			4.90%
Net interest income		$14,744			$14,385
Net interest margin(6)			5.46%			5.79%
Net interest margin excluding credit card portfolio			4.30%			4.25%
_______________

(1)	Annualized.

(2)	Includes loans held for sale.

(3)	Includes nonaccrual loans.

(4)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(5)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(6)	Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2019
	Compared to the
	Three Months Ended March 31, 2018
	Change Due To		Interest Variance
	Volume	Rate
(in thousands)
Interest Income:
Interest bearing deposits	$21	$24	$45
Federal funds sold	(108)	103	(5)
Restricted stock	13	5	18
Investment securities	16	4	20
Loans	1,601	(25)	1,576
Total interest income	$1,543	$111	$1,654

Interest Expense:
Interest bearing deposits	68	1,225	1,293
Borrowed funds	(7)	9	2
Total interest expense	61	1,234	1,295
Net interest income	$1,482	$(1,123)	$359
Net interest income increased by $359 thousand to $14.7 million for the first quarter of 2019 compared to the first quarter of 2018. The Company’s annualized net interest margin excluding credit cards was 4.30% for the three months ended March 31, 2019, up 5 basis points from 4.25% for the three months ended March 31, 2018. Average total interest earning assets were $1.1 billion for the first quarter of 2019 compared with $1.0 billion for the first quarter of 2018. The annualized yield on those interest earning assets increased 7 basis points from 6.71% for the three months ended March 31, 2018 to 6.78% for the three months ended March 31, 2019. The increase in the average balance of interest earning assets was driven almost entirely by growth in the average balance of the loan portfolio of $105.8 million, or 12%, to $1.0 billion for the three months ended March 31, 2019 compared to $908.0 million for the three months ended March 31, 2018.
Average interest bearing liabilities increased by $17.1 million from $727.6 million for the first quarter of 2018 to $744.7 million for the first quarter of 2019. The increase was due to an increase in the average balance of interest bearing deposits of $23.5 million, or 3.38%, offset by a decrease in the average balance of borrowed funds of $6.4 million, or 19.72%. Deposits are our primary funding source. The annualized average interest rate paid on interest bearing liabilities increased to 1.95% for the first quarter of 2019 compared to 1.27% for the first quarter of 2018, while the annualized average interest rate paid on interest bearing deposits increased 69 basis points and the annualized average interest rate paid on borrowed funds increased by 105 basis points. The increases in annualized average interest rates reflect four market interest rate increases during 2018.
For the three months ended March 31, 2019, the Company’s annualized net interest margin was 5.46% and net interest spread was 4.83%. For the three months ended March 31, 2018, annualized net interest margin was 5.79% and net interest spread was 4.90%. The year over year net interest margin decrease of 33 basis points was primarily due to reduced late fees from credit cards. As a result of a credit card processing system conversion in late 2017, the Company accrued for late fee and interest charge-offs that were delayed from the fourth quarter of 2017 into the first quarter of 2018, thereby reducing the overall impact in the first quarter of 2018.

Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
Our provision for loan losses amounted to $121 thousand for the three months ended March 31, 2019, and $515 thousand for the three months ended March 31, 2018. Our allowance for loan losses as a percent of total loans was 1.13% at both March 31, 2019 and December 31, 2018. Charge-offs amounted to $93 thousand for the three month period ended March 31, 2019, compared to $1.1 million for the three months ended March 31, 2018.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended March 31,
	2019	2018	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$98	$125	(21.6)%
Credit card fees	1,492	1,456	2.5%
Mortgage banking revenue	2,376	2,429	(2.2)%
Loss on sale of securities	—	(3)	(100.0)%
Other fees and charges	126	71	77.5%
Total noninterest income	$4,092	$4,078	0.3%
Noninterest income remained steady at $4.1 million for both the three months ended March 31, 2019 and the three months ended March 31, 2018. Mortgage banking revenue decreased slightly by $53 thousand, or 2%, during the first quarter of 2019 compared to the first quarter of 2018. Our focus for the Capital Bank Home Loans division continues to be purchase transactions over refinances, which have slightly higher rates and prices. Proceeds from the sale of loans held for sale amounted to $71.7 million for the three months ended March 31, 2019 compared to $96.0 million for the three months ended March 31, 2018.
OpenSky® credit card issuances, which are seasonally higher in the first quarter, set a quarterly high totaling 35 thousand for the three months ended March 31, 2019, compared to 30 thousand for the three months ended March 31, 2018. Credit card fees increased $37 thousand from the prior year period.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended March 31,
	2019	2018	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	6,787	6,301	7.7%
Occupancy and equipment	1,094	1,083	1.0%
Professional services	619	374	65.5%
Data processing	3,313	3,683	(10.0)%
Advertising	443	423	4.7%
Loan processing	305	261	16.9%
Other real estate expense, net	22	24	(8.3)%
Other	1,747	1,451	20.4%
Total noninterest expense	$14,330	$13,600	5.4%
Noninterest expense amounted to $14.3 million for the three months ended March 31, 2019, an increase of $730 thousand, or 5%, compared to $13.6 million for the three months ended March 31, 2018. The increase was primarily due to increases in salaries and employee benefits; professional fees, including legal and accounting fees; and other operating expenses, which included a $200 thousand litigation settlement. Refer to the Litigation Note 7 in the Consolidated Financial Statements for more details.
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
Income tax expense was $1.1 million for the three months ended March 31, 2019 compared to $1.4 million for the three months ended March 31, 2018. Our effective tax rates for those periods were 24% and 31%, respectively. The decrease is primarily due to overall lower blended state and federal tax rates.

Financial Condition
As of March 31, 2019, our total assets increased $18.7 million from December 31, 2018 to approximately $1.1 billion. Loans receivable, interest bearing deposits at other financial institutions, loans held for sale, and premises and equipment increased while federal funds sold and investment securities decreased over that period. An increase in noninterest bearing deposits was partially offset by a decrease in interest-bearing deposits. Federal funds purchased and Federal Home Loan Bank advances decreased. Stockholders’ equity increased $4.0 million, or 3%, to $118.6 million at March 31, 2019, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of March 31, 2019, interest bearing deposits at other financial institutions increased $3.8 million, or 17%, to $25.8 million from $22.0 million at December 31, 2018. The decrease was primarily due to increased loan funding during the three months ended March 31, 2019.
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
Our investment portfolio decreased 2%, or approximately $852 thousand, from $46.9 million at December 31, 2018, to $46.1 million at March 31, 2019 primarily due to paydowns received on mortgage-backed securities. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, high quality municipal and corporate bonds.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at March 31, 2019 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
March 31, 2019	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. government-sponsored agencies	$16,498	1.38%	$1,000	1.45%	$—	—%	$—	—%	$17,498	$17,423	1.47%
Municipal	—	—%	—	—%	—	—%	516	2.50%	516	514	2.50%
Corporate bonds	—	—%	—	—%	2,000	5.50%	908	5.61%	2,908	2,882	5.53%
Mortgage-backed securities	1	5.54%	234	4.01%	12,274	2.09%	13,104	2.74%	25,613	25,261	2.30%
Total	$16,499	1.38%	$1,234	1.94%	$14,274	2.57%	$14,528	2.91%	$46,535	$46,080	2.19%
Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate as well as commercial business loans, credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a very limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. To a lesser extent, our credit card portfolio supplements our traditional lending products with enhanced yields. Our lending activities are principally directed to our market area consisting of the Washington, D.C. and Baltimore metropolitan areas.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF LOAN PORTFOLIO

	March 31, 2019		December 31, 2018
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$421,346	41%	$407,844	41%
Commercial	277,905	28%	278,691	28%
Construction	157,338	16%	157,586	16%
Commercial	120,191	12%	122,264	12%
Credit card	32,359	3%	34,673	3%
Other consumer	1,195	—%	1,202	—%
Total gross loans	1,010,334	100.0%	1,002,260	100.0%
Unearned income	(2,406)		(1,992)
Total loans, net of unearned income	1,007,928		1,000,268
Allowance for loan losses	(11,347)		(11,308)
Total net loans	$996,581		$988,960

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at March 31, 2019:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of March 31, 2019
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$107,712	$114,286	$199,348	$421,346
Commercial	54,937	143,691	79,277	277,905
Construction	139,751	17,587	—	157,338
Commercial	50,299	60,453	9,439	120,191
Credit card	32,359	—	—	32,359
Other consumer	628	567	—	1,195
Total loans	$385,686	$336,584	$288,064	$1,010,334
Amounts with fixed rates	$92,731	$235,542	$47,511	$375,784
Amounts with floating rates	$292,955	$101,042	$240,553	$634,550
Nonperforming Assets
Nonperforming loans increased to $7.0 million, or 0.69% of total loans, at March 31, 2019 compared to $4.7 million, or 0.47% of total loans, at December 31, 2018. The $2.3 million, or 49%, increase during the first quarter of 2019 was primarily due to an increase of $2.1 million in nonperforming construction loans. The increase is attributable to a single borrower relationship that is well secured, on which no impairment is expected. As such, there have been no losses related to the increase in non-performing assets. Foreclosed real estate increased to $149 thousand as of March 31, 2019 compared to $142 thousand as of December 31, 2018 due to the foreclosure of a residential loan.
Total nonperforming assets were $7.1 million at March 31, 2019 compared to $4.8 million at December 31, 2018, or 0.63% and 0.44%, respectively, of corresponding total assets.

The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS

	March 31, 2019	December 31, 2018
(in thousands)
Nonaccrual loans
Real Estate:
Residential	$1,998	$2,207
Commercial	1,477	1,486
Construction	2,100	—
Commercial	1,006	749
Accruing loans 90 or more days past due	401	237
Total nonperforming loans	6,982	4,679
Other real estate owned	149	142
Total nonperforming assets	$7,131	$4,821

Restructured loans-nonaccrual	$280	$284
Restructured loans-accruing	$—	$—
Ratio of nonperforming loans to total loans	0.69%	0.61%
Ratio of nonperforming assets to total assets	0.63%	0.44%
The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
March 31, 2019
Real estate:
Residential	$419,123	$—	$2,223	$—	$421,346
Commercial	272,314	4,114	1,477	—	277,905
Construction	154,395	843	2,100	—	157,338
Commercial	114,864	4,321	1,006	—	120,191
Credit card	32,359	—	—	—	32,359
Other consumer	1,195	—	—	—	1,195
Total	$994,250	$9,278	$6,806	$—	$1,010,334

December 31, 2018
Real estate:
Residential	$405,532	$118	$2,194	$—	$407,844
Commercial	274,247	2,958	1,486	—	278,691
Construction	154,643	843	2,100	—	157,586
Commercial	117,670	3,844	750	—	122,264
Credit card	34,673	—	—	—	34,673
Other consumer	1,202	—	—	—	1,202
Total	$987,967	$7,763	$6,530	$—	$1,002,260
_______________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass / watch.

At March 31, 2019, the recorded investment in impaired loans was $6.6 million, $1.0 million of which required a specific reserve of $346 thousand compared to a recorded investment in impaired loans of $4.4 million including $386 thousand requiring a specific reserve of $262 thousand at December 31, 2018. Impaired loans at both dates presented included one borrower relationship totaling $2.1 million that is well secured, on which no impairment is expected.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At March 31, 2019 and December 31, 2018, the Company had four loans amounting to $280 thousand and $284 thousand, repectively, that were considered to be TDRs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
(in thousands)
Allowance for loan losses at beginning of period	$11,308	$10,033
Charge-offs:
Real estate:
Residential	—	(121)
Commercial	—	(22)
Commercial	—	(147)
Credit card	(93)	(806)
Total charge-offs	(93)	(1,096)

Recoveries:
Real estate:
Residential	—	3
Commercial	2	152
Commercial	—	34
Credit card	9	42
Total recoveries	11	231
Net charge-offs	(82)	(865)
Provision for loan losses	121	2,140
Allowance for loan losses at period end	$11,347	$11,308

Loans outstanding, net of unearned income (end of period)	$1,007,928	$1,000,268
Average loans outstanding, net of unearned income	$1,011,724	$937,822

Allowance for loan losses to period end loans	1.13%	1.13%
Net charge-offs to average loans	0.01%	0.09%

Our allowance for loan losses at March 31, 2019 and December 31, 2018 was $11.3 million, or 1.13% of loans for each respective period end. The allowance for loan losses at March 31, 2019 included specific reserves of $346 thousand set aside for impaired loans. Charge-offs for the three months ended March 31, 2019 were $93 thousand and were partially offset by recoveries of $11 thousand. The allowance for loan losses at December 31, 2018 included specific reserves of $262 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2018 were $1.1 million and were partially offset by recoveries of $231 thousand. The charge-offs for the first three months ended March 31, 2019 and for the year ended December 31, 2018 were primarily due to credit card charge-offs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2019		December 31, 2018
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$3,939	35%	$3,541	30%
Commercial	2,894	25%	3,003	27%
Construction	2,062	18%	2,093	19%
Commercial	1,451	13%	1,578	14%
Credit card	992	9%	1,084	10%
Other consumer	9	—%	9	—%
Total allowance for loan losses	$11,347	100%	$11,308	100%
_______________

(1)	Loan category as a percentage of total loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including NOW, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are also a significant source of low cost deposits. As of March 31, 2019, our credit card customers accounted for $65.8 million, or 25%, of our total noninterest bearing deposit balances. We supplement our deposits with wholesale funding sources such as the Certificate of Deposit Account Registry Service (“CDARS”) and brokered deposits.
Interest bearing deposits decreased $7.5 million, or 1%, from December 31, 2018 to March 31, 2019 primarily due to a reduction in brokered certificates of deposit. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including non-interest bearing deposits. During the same period, certificates of deposit decreased $40 million, or 16%, with brokered deposits representing $12 million of that decrease. Money market accounts increased $31 million, or 11% from December 31, 2018 to March 31, 2019.

The average rate paid on interest bearing deposits increased 41 basis points from 1.42% for the year ended December 31, 2018 to 1.83% for the three months ended March 31, 2019. Rates paid on certificates of deposit increased 57 basis points over the same period. The increase in the average rates was primarily due to increases in market interest rates.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF DEPOSITS

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
NOW accounts	$78,027	0.41%	$67,685	0.28%
Money market accounts	317,007	1.68%	301,857	1.04%
Savings accounts	3,341	0.36%	3,399	0.16%
Certificates of deposit	320,446	2.34%	322,398	1.42%
Total interest bearing deposits	718,821	1.83%	695,339	1.14%
Noninterest bearing demand accounts	233,379		198,393
Total deposits	$952,200	1.38%	$893,732	0.89%
The following table presents the maturities of our certificates of deposit as of March 31, 2019.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$71,308	$47,456	$63,126	$60,125	$242,015
Less than $100,000	20,493	11,217	15,645	6,440	53,795
Total	$91,801	$58,673	$78,771	$66,565	$295,810
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2019, approximately $218.0 million in real estate loans and $6.4 million in investment securities were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2019, we had no outstanding advances and $201.9 million in available borrowing capacity from the FHLB.

The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
(in thousands)
Amount outstanding at period-end	$—	$2,000
Weighted average interest rate at period-end	—%	4.26%
Maximum month-end balance during the period	$32,000	$17,000
Average balance outstanding during the period	$7,289	$8,101
Weighted average interest rate during the period	3.09%	2.83%
Other borrowed funds. The Company has also issued a senior promissory note, junior subordinated debentures and other subordinated notes. At March 31, 2019, these other borrowings amounted to $15.4 million.
On July 30, 2014, we issued a senior promissory note in an aggregate principal amount of $5.0 million, which was scheduled to mature on July 31, 2019. The senior promissory note was repaid during the first quarter of 2018.
At March 31, 2019, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 24, 2015, the Company issued $13.5 million in aggregate principal amount of subordinated notes with a maturity date of December 1, 2025. The notes may be redeemed prior to the maturity date under certain circumstances. The notes bear interest at 6.95% for the first five years, then adjust to the three-month LIBOR plus 5.33%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $16.5 million as of March 31, 2019. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of March 31, 2019.
The Company also has available lines of credit of $28.0 million with other correspondent banks at March 31, 2019, as well as access to certificate of deposit funding through a financial network which is limited to 15% of the Bank’s assets.

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
There were no borrowings outstanding with the Federal Reserve Bank of Richmond at March 31, 2019 or December 31, 2018, and our borrowing capacity is limited only by eligible collateral. As of March 31, 2019, we had $201.9 million of available borrowing capacity from the FHLB, $16.5 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $28.0 million with other correspondent banks. Cash and cash equivalents were $38.4 million at March 31, 2019 and $34.7 million at December 31, 2018. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $4.0 million for the three months ended March 31, 2019 compared to the year ended December 31, 2018. Net income resulted in an increase to retained earnings of $3.2 million as of March 31, 2019. Stock options exercised, shares issued as compensation, shares sold and stock-based compensation increased common stock and additional paid-in capital aggregately by $456 thousand. This increase was offset by the change in net unrealized losses on available for sale securities of $330 thousand.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.67% at March 31, 2019 and 8.76% at December 31, 2018.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the three months ended March 31, 2019 and for the year ended December 31, 2018.

	March 31, 2019	December 31, 2018
Return on Average Assets(1)	1.22%	1.22%
Return on Average Equity(1)	11.39%	13.94%
Average Equity to Average Assets	10.67%	8.76%
_______________
(1)These ratios are annualized for the three months ended March 31, 2019.
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

As of March 31, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. See “Supervision and Regulation—Capital Adequacy Guidelines” for additional discussion regarding the regulatory capital requirements applicable to the Company and the Bank.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum capital adequacy		To be well capitalized		Full Phase In of Basel III
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$120,942	10.92%	$44,319	4.00%	N/A	N/A	$44,319	4.00%
Tier 1 capital (to risk-weighted assets)	120,942	13.08%	78,576	8.50%	N/A	N/A	78,576	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	118,880	12.86%	64,710	7.00%	N/A	N/A	64,710	7.00%
Total capital ratio (to risk-weighted assets)	132,508	14.33%	97,064	10.50%	N/A	N/A	97,064	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$97,518	9.05%	$43,121	4.00%	$53,901	5.00%	$43,121	4.00%
Tier 1 capital (to risk-weighted assets)	97,518	10.98%	75,601	8.50%	71,154	8.00%	75,601	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	97,518	10.98%	62,260	7.00%	57,813	6.50%	62,260	7.00%
Total capital ratio (to risk-weighted assets)	108,636	12.23%	93,390	10.50%	88,943	10.00%	93,390	10.50%

December 31, 2018
The Company
Tier 1 leverage ratio (to average assets)	$117,220	10.76%	$43,575	4.00%	N/A	N/A	$43,575	4.00%
Tier 1 capital (to risk-weighted assets)	117,220	12.95%	71,259	7.875%	N/A	N/A	76,914	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	115,158	12.73%	57,686	6.375%	N/A	N/A	63,341	7.00%
Total capital ratio (to risk-weighted assets)	128,544	12.96%	89,356	9.875%	N/A	N/A	95,012	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$96,122	9.06%	$42,445	4.00%	$53,056	5.00%	$42,445	4.00%
Tier 1 capital (to risk-weighted assets)	96,122	11.00%	68,822	7.875%	69,914	8.00%	74,284	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	96,122	11.00%	55,713	6.375%	56,805	6.50%	61,175	7.00%
Total capital ratio (to risk-weighted assets)	107,061	12.25%	86,301	9.875%	87,393	10.00%	91,763	10.50%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2019.

CONTRACTUAL OBLIGATIONS

	As of March 31, 2019
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
Certificates of deposit $100,000 or more	$181,889	$59,502	$624	$—	$242,015
Certificates of deposit less than $100,000	47,355	6,344	96	—	53,795
Subordinated debt	—	—	—	15,401	15,401
Total	$229,244	$65,846	$720	$15,401	$311,211
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
CREDIT EXTENSION COMMITMENTS

	As of March 31, 2019	As of December 31, 2018
(in thousands)
Unfunded lines of credit	$220,395	$209,209
Commitments to originate residential loans held for sale	396	647
Letters of credit	5,825	6,216
Total credit extension commitments	$226,616	$216,072
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

INTEREST SENSITIVITY GAP

March 31, 2019	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$455,734	$28,419	$104,804	$588,957	$440,601	$1,029,558
Securities	4,835	7,500	5,501	17,836	28,244	46,080
Interest bearing deposits at other financial institutions	25,815	—	—	25,815	—	25,815
Federal funds sold	925	—	—	925	—	925
Total earning assets	$487,309	$35,919	$110,305	$633,533	$468,845	$1,102,378

Liabilities
Interest bearing liabilities
Interest bearing deposits	$409,677	$—	$—	$409,677	$—	$409,677
Time deposits	36,377	30,689	160,041	227,107	68,703	295,810
Total interest bearing deposits	446,054	30,689	160,041	636,784	68,703	705,487
Securities sold under agreements to repurchase	3,010	—	—	3,010	—	3,010
Other borrowed funds	—	—	—	—	15,401	15,401
Total interest bearing liabilities	$449,064	$30,689	$160,041	$639,794	$84,104	$723,898

Period gap	$38,245	$5,230	$(49,736)	$(6,261)	$384,741	$378,480
Cumulative gap	$38,245	$43,475	$(6,261)	$(6,261)	$378,480
Ratio of cumulative gap to total earning assets	3.47%	3.94%	(0.57)%	(0.57)%	34.33%
_______________

(1)	Includes loans held for sale.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2019:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2019	(4.0)%	0.0%	4.4%	8.8%	13.3%
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
The following table illustrates the results of our EVE analysis as of March 31, 2019.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2019	3.0%	0.0%	(2.6)%	(5.4)%	(8.1)%

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to our ordinary conduct of our business. We are not presently a party to any material legal proceedings other than as described in Note 7 — Litigation, included in our Notes to Consolidated Financial Statements under Part I. Item 1. Consolidated Financial Statements.

Item 1A. RISK FACTORS.

There are no material changes to the risk factors as previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Employment Agreement, effective January 1, 2019, by and among Capital Bancorp, Inc., Capital Bank, N.A. and Edward F. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2019)

10.2	Employment Contract, dated November 17, 2017, by and among Capital Bancorp, Inc., Capital Bank, N.A. and Alan W. Jackson
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAPITAL BANCORP, INC.
Registrant
Date: May 14, 2019            /s/ Ed Barry
Ed Barry
Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2019            /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

