Form 10-Q
period 2019-06-30
Capital Bancorp Inc
filed 2019-08-12
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2019         OR
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
As of July 31, 2019, the Company had 13,724,027 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands)	June 30, 2019 (unaudited)	December 31, 2018 (audited)
Assets
Cash and due from banks	$12,253	$10,431
Interest bearing deposits at other financial institutions	65,284	22,007
Federal funds sold	1,991	2,285
Total cash and cash equivalents	79,528	34,723
Investment securities available for sale	39,157	46,932
Restricted investments	4,137	2,503
Loans held for sale	47,744	18,526
Loans receivable, net of allowance for loan losses of $11,913 and $11,308 at June 30, 2019 and December 31, 2018, respectively	1,044,377	988,960
Premises and equipment, net	7,202	2,975
Accrued interest receivable	4,649	4,462
Deferred income taxes	3,504	3,654
Foreclosed real estate	149	142
Prepaid income taxes	268	90
Other assets	3,442	2,091
Total assets	$1,234,157	$1,105,058

Liabilities
Deposits
Noninterest-bearing, including related party balances of $10,055 and $11,214 at June 30, 2019 and December 31, 2018, respectively	$279,484	$242,259
Interest-bearing, including related party balances of $119,185 and $144,624 at June 30, 2019 and December 31, 2018, respectively	757,520	712,981
Total deposits	1,037,004	955,240
Securities sold under agreements to repurchase	—	3,332
Federal funds purchased	—	2,000
Federal Home Loan Bank advances	38,889	2,000
Other borrowed funds	15,409	15,393
Accrued interest payable	2,039	1,565
Other liabilities	17,698	10,964
Total liabilities	1,111,039	990,494

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $.01 par value; 49,000,000 shares authorized; 13,718,665 and 13,672,479 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	137	137
Additional paid-in capital	50,071	49,321
Retained earnings	72,940	65,701
Accumulated other comprehensive loss	(30)	(595)
Total stockholders' equity	123,118	114,564
Total liabilities and stockholders' equity	$1,234,157	$1,105,058

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2019	2018	2019	2018
Interest income
Loans, including fees	$19,804	$16,232	$37,648	$32,500
Investment securities available for sale	234	276	492	515
Federal funds sold and other	251	259	467	416
Total interest income	20,289	16,767	38,607	33,431

Interest expense
Deposits, includes payments to related parties of $459 and $976 for the three and six months ended June 30, 2019, respectively, and $350 and $689 for the three and six months ended June 30, 2018, respectively.	3,195	2,309	6,438	4,259
Borrowed funds	563	336	894	665
Total interest expense	3,758	2,645	7,332	4,924

Net interest income	16,531	14,122	31,275	28,507
Provision for loan losses	677	630	798	1,145
Net interest income after provision for loan losses	15,854	13,492	30,477	27,362

Noninterest income
Service charges on deposits	138	117	236	242
Credit card fees	1,970	1,562	3,462	3,017
Mortgage banking revenue	3,715	2,499	6,091	4,928
Gain (loss) on sale of investment securities available for sale	26	1	26	(2)
Other fees and charges	78	160	204	232
Total noninterest income	5,927	4,339	10,019	8,417

Noninterest expenses
Salaries and employee benefits	8,111	6,211	14,898	12,512
Occupancy and equipment	1,102	1,088	2,196	2,171
Professional fees	609	471	1,228	845
Data processing	3,716	3,540	7,029	7,222
Advertising	531	331	973	755
Loan processing	340	348	645	609
Other real estate owned expenses, net	28	7	50	31
Other operating	1,773	1,532	3,521	2,983
Total noninterest expenses	16,210	13,528	30,540	27,128
Income before income taxes	5,571	4,303	9,956	8,651
Income tax expense	1,548	1,158	2,614	2,516
Net income	$4,023	$3,145	$7,342	$6,135

Basic earnings per share	$0.30	$0.27	$0.54	$0.53
Diluted earnings per share	$0.29	$0.26	$0.53	$0.51

Weighted average common shares outstanding:
Basic	13,718,665	11,610,540	13,707,631	11,587,188
Diluted	13,914,042	11,994,389	13,888,050	11,986,310

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$4,023	$3,145	$7,342	$6,135

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	440	(197)	810	(704)
Reclassification of realized (gain) loss on sale of investment securities available for sale	(26)	(1)	(26)	2
Unrealized gain (loss) on cash flow hedging derivative	—	(1)	(5)	6
	414	(199)	779	(696)
Income tax (expense) benefit relating to the items above	(114)	(14)	(214)	191
Other comprehensive income (loss)	300	(213)	565	(505)
Comprehensive income	$4,323	$2,932	$7,907	$5,630

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2017	11,537,196	$115	$27,051	$53,200	$(247)	$80,119
Net income	—	—	—	2,990	—	2,990
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(297)	(297)
Unrealized gain on cash flow hedging derivative, net of income taxes	—	—	—	—	5	5
Stock options exercised, including tax benefit	10,408	—	285	—	—	285
Shares issued as compensation	4,068	—	122	—	—	122
Stock-based compensation	—	—	143	—	—	143
Balance, March 31, 2018	11,551,672	$115	$27,601	$56,190	$(539)	$83,367
Net income	—	—	—	3,145	—	3,145
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(212)	(212)
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(1)	(1)
Stock options exercised, including tax benefit	63,124	1	198	—	—	199
Shares issued as compensation	36,076	1	199	—	—	200
Stock-based compensation	—	—	142	—	—	142
Shares issued	16,000	—	198	—	—	198
Shares repurchased and retired	(5,500)	—	(44)	—	—	(44)
Balance, June 30, 2018	11,661,372	$117	$28,294	$59,335	$(752)	$86,994

Balance, December 31, 2018	13,672,479	$137	$49,321	$65,701	$(595)	$114,564
Net income	—	—	—	3,319	—	3,319
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	270	270
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(5)	(5)
Stock options exercised, including tax benefit	21,706	—	155	(48)	—	107
Shares issued as compensation	18,380	—	150	—	—	150
Stock-based compensation	—	—	199	—	—	199
Adoption of lease standard	—	—	—	(54)	—	(54)
Balance, March 31, 2019	13,712,565	$137	$49,825	$68,918	$(330)	$118,550
Net income	—	—	—	4,023	—	4,023
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	300	300
Stock options exercised, including tax benefit	6,100	—	47	(1)	—	46
Stock-based compensation	—	—	199	—	—	199
Balance, June 30, 2019	13,718,665	$137	$50,071	$72,940	$(30)	$123,118

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$7,342	$6,135
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	798	1,145
Provision for losses on mortgage loans sold	67	58
Provision for off balance sheet credit risk	93	89
Net amortization on investments	63	145
Depreciation	569	546
Stock-based compensation expense	398	285
Director and employee compensation paid in Company stock	150	322
Deferred income tax benefit	(64)	(80)
Amortization of debt issuance expense	16	16
(Gain) loss on sale of securities available for sale	(26)	2
Loss on sale of foreclosed real estate	—	17
Mortgage banking revenue	(6,091)	(4,928)
Proceeds from sales of loans held for sale	186,305	193,155
Originations of loans held for sale	(209,432)	(183,317)
Changes in assets and liabilities:
Accrued interest receivable	(187)	(51)
Prepaid income taxes and taxes payable	(178)	956
Other assets	(1,351)	(1,490)
Accrued interest payable	474	134
Other liabilities	1,357	1,962
Net cash provided (used) by operating activities	(19,697)	15,101

Cash flows from investing activities
Purchases of securities available for sale	(8,202)	—
Maturities, calls and principal paydowns of securities available for sale	13,444	3,036
Proceeds from sale of securities available for sale	3,280	345
Purchases of restricted investments	(1,634)	(119)
Increase in loans receivable	(56,272)	(34,521)
Net (purchases) disposals of premises and equipment	362	(746)
Proceeds from sales of foreclosed real estate	50	9
Net cash used by investing activities	(48,972)	(31,996)

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from financing activities
Net increase (decrease) in:
Noninterest bearing deposits	37,225	40,726
Interest bearing deposits	44,539	(7,260)
Securities sold under agreements to repurchase	(3,332)	1,184
Federal funds purchased	(2,000)	—
Federal Home Loan Bank advances, net	36,889	—
Other borrowed funds	—	(2,000)
Repurchase of common stock	—	(44)
Proceeds from exercise of stock options	153	484
Proceeds from shares issued	—	198
Net cash provided by financing activities	113,474	33,288

Net increase in cash and cash equivalents	44,805	16,393

Cash and cash equivalents, beginning of year	34,723	52,311

Cash and cash equivalents, end of year	$79,528	$68,704

Noncash activities:
Loans transferred to foreclosed real estate	$57	$427
Change in unrealized gains (losses) on investments	$784	$(702)
Change in fair value of cash flow hedging derivative	$(5)	$6
Establishment of lease right-of-use asset	$5,158	$—
Establishment of lease liability	$5,358	$—

Cash paid during the period for:
Taxes	$2,721	$910
Interest	$6,858	$4,801

See Notes to Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, Columbia and North Bethesda, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company conducts mortgage business through Capital Bank Home Loans, formerly Church Street Mortgage, our residential mortgage banking arm; and credit card business through OpenSky®, a secured, digitally-driven nationwide credit card platform.
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
Basis of presentation:
The accompanying consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. All intercompany transactions have been eliminated in consolidation. The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and conform to general practices within the banking industry.
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
Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from financial institutions, interest bearing deposits with financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.
Investment securities
Investment securities are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. Premiums and discounts on investment securities are amortized or accreted using the interest method. Changes in the fair value of debt securities available for sale are included in stockholders’ equity as unrealized gains and losses, net of the related tax effect. Unrealized losses are periodically reviewed to determine whether the loss represents an other than temporary impairment. Any unrealized losses judged to be other than a temporary impairment will be charged to income.
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
Loans are considered impaired when, based on current information, management believes the Company

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

will not collect all principal and interest payments according to contractual terms. Generally, loans are reviewed for impairment when the risk grade for a loan is downgraded to a classified asset category. The loans are evaluated for appropriate classification, accrual, impairment, and troubled debt restructure (“TDR”) status. If collection of principal is evaluated as doubtful, all payments are applied to principal. A modification of a loan is considered a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company may consider interest rate reductions, changes to payment terms, extensions of maturities and/or principal reductions.
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
We determine the allowance for loan losses based on the accumulation of various components that are calculated independently in accordance with ASC 450 for pools of loans, ASC 310 for Troubled Debt Restructuring, and ASC 310 for individually evaluated loans. The process for determining an appropriate allowance for loan losses is based on a comprehensive and consistently applied analysis of the loan portfolio. The analysis considers all significant factors that affect the collectibility of the portfolio and supports the credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment.
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
The Company is largely accounting for our existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $5.2 million and $5.4 million, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $146 thousand of deferred rent, which was reclassified to lease liabilities, and the remainder was recorded as an adjustment to retained earnings in the amount of $54 thousand. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. See Note 5 for Leases for more information.
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
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At June 30, 2019 and 2018, there were 273,600 and 263,252 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share as adjusted for the Stock Split:

	For the Three Months Ended June 30,
	2019			2018
(dollars in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common stockholders	$4,023	13,718,665	$0.30	$3,145	11,610,540	$0.27

Effect of dilutive securities	—	195,377		—	383,849
Dilutive EPS per common share	$4,023	13,914,042	$0.29	$3,145	11,994,389	$0.26

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

	For the Six Months Ended June 30,
	2019			2018
(dollars in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common stockholders	$7,342	13,707,631	$0.54	$6,135	11,587,188	$0.53

Effect of dilutive securities	—	180,419		—	399,122
Dilutive EPS per common share	$7,342	13,888,050	$0.53	$6,135	11,986,310	$0.51

Comprehensive income:
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only two components of other comprehensive income are unrealized gains and losses on investment securities available for sale, net of income taxes, and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company's accumulated other comprehensive income (loss) as of June 30, 2019 and December 31, 2018 are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Unrealized losses on securities available for sale	$(41)	$(825)
Deferred tax benefit	11	227
Other comprehensive loss, net of tax	(30)	(598)

Unrealized gains on cash flow hedges	—	5
Deferred tax expense	—	(2)
Other comprehensive income, net of tax	—	3

Total accumulated comprehensive loss	$(30)	$(595)
Recently issued accounting pronouncements:
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the current expected credit loss standard until January 2023 for certain companies including small reporting companies (as defined by the SEC). Management will continue to monitor any new developments regarding this possible delay.
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
In August 2018, the FASB amended the Fair Value Measurement Topic 820 disclosure framework. These amendments include additions, removals and modifications to the fair value disclosure requirements in Topic 820, and are effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted on removed or modified disclosures. The Company does not expect these amendments to have a material effect on its financial statements.
In March 2019, the FASB issued codification improvements to ASU Topic 842 - Leases, which clarifies fair value of leases, cash presentation and accounting change disclosures. These codification improvements were adopted to coincide with the adoption of ASU Topic 842 Leases. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2019, the FASB issued codification improvements to ASU Topic 326 - Financial Instruments - Credit Loss, Topic 815 - Derivatives and Hedging, and Subtopic 825-10 - Financial Instruments. This codification provides technical corrections and clarifies issues related to fair value hedges. The Company early adopted this guidance upon issuance, and it did not have a material impact on the Company’s Consolidated Financial Statements.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities

The amortized cost and estimated fair value of investment securities at June 30, 2019 and December 31, 2018 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. government-sponsored enterprises	$6,499	$—	$(22)	$6,477
Municipal	516	5	—	521
Corporate	2,907	28	(45)	2,890
Mortgage-backed securities	29,276	72	(79)	29,269
	$39,198	$105	$(146)	$39,157

December 31, 2018
Available for sale
U.S. government-sponsored enterprises	$17,496	$—	$(136)	$17,360
Municipal	517	—	(16)	501
Corporate	2,908	28	(51)	2,885
Mortgage-backed securities	26,836	46	(696)	26,186
	$47,757	$74	$(899)	$46,932
Proceeds from sales of securities sold during the six months ended June 30, were $3.3 million and $345 thousand for 2019 and 2018, respectively. The investment sales resulted in realized gains of $26 thousand for the quarter ended and the six months ended June 30, 2019 period. In 2018, investment sales resulted in a $1 thousand gain and losses of $2 thousand, for the quarter ended and the six months ended June 30, 2018 period, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities (continued)

Information related to unrealized losses in the investment portfolio as of June 30, 2019 and December 31, 2018 are as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored enterprises	$—	$—	$6,477	$(22)	$6,477	$(22)
Municipal	—	—	—	—	—	—
Corporate	—	—	862	(45)	862	(45)
Mortgage-backed securities	—	—	14,357	(79)	14,357	(79)
	$—	$—	$21,696	$(146)	$21,696	$(146)

December 31, 2018
U.S. government-sponsored enterprises	$496	$(2)	$16,864	$(134)	$17,360	$(136)
Municipal	—	—	501	(16)	501	(16)
Corporate	—	—	857	(51)	857	(51)
Mortgage-backed securities	2,294	(7)	21,037	(689)	23,331	(696)
	$2,790	$(9)	$39,259	$(890)	$42,049	$(899)
At June 30, 2019, there were four U.S. government-sponsored enterprises securities, two corporate securities, and ten mortgage-backed securities that had been in a loss position for greater than twelve months. At December 31, 2018, there were nine U.S. government-sponsored enterprises securities, two corporate securities, and fifteen mortgage-backed securities that had been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at June 30, 2019 and December 31, 2018 are shown below:

Pledged Securities
	June 30, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities sold under agreements to repurchase	$—	$—	$16,032	$15,862
Federal Home Loan Bank advances	1,664	1,674	6,713	6,662
	$1,664	$1,674	$22,745	$22,524

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities (continued)

Contractual maturities of U.S. government-sponsored enterprises and corporate securities at June 30, 2019 and December 31, 2018 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities
	June 30, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$6,499	$6,477	$16,496	$16,377
Over one to five years	—	—	1,000	983
Over five to ten years	2,000	2,028	2,000	2,028
Over ten years	1,423	1,383	1,425	1,358
Mortgage-backed securities(1)	29,276	29,269	26,836	26,186
	$39,198	$39,157	$47,757	$46,932
_______________

(1)	Mortgage-backed securities are due in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable

Major classifications of loans as are as follows:

Loan Categories
(in thousands)	June 30, 2019	December 31, 2018
Real estate
Residential	$426,887	$407,844
Commercial	297,891	278,691
Construction	169,225	157,586
Commercial	124,436	122,264
Credit card	40,141	34,673
Other consumer	1,015	1,202
	1,059,595	1,002,260
Deferred origination fees, net	(3,305)	(1,992)
Allowance for loan losses	(11,913)	(11,308)
Loans receivable, net	$1,044,377	$988,960
The Company makes loans to customers located primarily in the Washington, D.C. and Baltimore metropolitan areas. Although the loan portfolio is diversified, its performance is influenced by the regional economy. The Company’s loan categories are described below.
Residential Real Estate Loans. One-to-four family mortgage loans are primarily secured by owner-occupied primary residences and, to a lesser extent, investor owned residences. Residential loans are originated through the commercial sales teams and Capital Bank Home Loans division. Residential loans also include home equity lines of credit. One-to-four family residential loans have a relatively small balance spread between many individual borrowers compared to our other loan categories. Owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. The required minimum debt service coverage ratio is 1.15. Residential real estate loans have represented a stable and growing portion of our loan portfolio. The emphasis will continue to be on residential real estate lending.
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of June 30, 2019, there were approximately $139.6 million of owner-occupied commercial real estate loans, representing approximately 47% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans have initial fixed rate terms that adjust typically at 5 years and origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are located primarily throughout the Company’s markets and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. On a case by case basis, exceptions to these limits may be granted with appropriate credit mitigants. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as the borrower’s trends of sales valuations as compared to underwriting valuations as part of the ongoing risk management efforts. The borrowers’ progress in construction buildout is closely monitored and the original underwriting guidelines for construction milestones and completion timelines are strictly enforced.
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
Credit Cards. Our OpenSky® credit card division provides, on a nationwide basis, credit cards are provided to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis) the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $37.9 million and $32.5 million of the credit card balances were secured by savings deposits held by the Company as of June 30, 2019 and December 31, 2018, respectively.
Other Consumer Loans. To a very limited extent and typically as an accommodation to existing customers, personal consumer loans such as term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. Generally, the nonaccretable discount will be recognized after collection of the discounted fair value of the related loan. The remaining nonaccretable discounts on loans acquired were $354 thousand as of both June 30, 2019 and December 31, 2018. Loans with nonaccretable discounts had a carrying value of $1.3 million as of both June 30, 2019 and December 31, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Accretable discount at beginning of period	$430	$531	$438	$543
Accretion and payoff of loans	(6)	(12)	(14)	(24)
Accretable discount at end of period	$424	$519	$424	$519
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and six months ended June 30, 2019 and June 30, 2018.

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended June 30, 2019				Recoveries
Real estate
Residential	$3,939	$(24)	$—	$—	$3,915
Commercial	2,894	217	—	5	3,116
Construction	2,062	142	—	—	2,204
Commercial	1,451	49	(28)	—	1,472
Credit card	992	295	(90)	2	1,199
Other consumer	9	(2)	—	—	7
	$11,347	$677	$(118)	$7	$11,913

Six Months Ended June 30, 2019
Real estate
Residential	$3,541	$374	$—	$—	$3,915
Commercial	3,003	106	—	7	3,116
Construction	2,093	111	—	—	2,204
Commercial	1,578	(78)	(28)	—	1,472
Credit card	1,084	287	(183)	11	1,199
Other consumer	9	(2)	—	—	7
	$11,308	$798	$(211)	$18	$11,913

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended June 30, 2018				Recoveries
Real estate
Residential	$3,175	$31	$—	$1	$3,207
Commercial	2,933	33	(22)	4	2,948
Construction	1,804	85	—	—	1,889
Commercial	1,414	113	(131)	—	1,396
Credit card	823	367	(252)	60	998
Other consumer	8	1	—	—	9
	$10,157	$630	$(405)	$65	$10,447

Six Months Ended June 30, 2018
Real estate
Residential	$3,137	$68	$—	$2	$3,207
Commercial	2,860	103	(22)	7	2,948
Construction	1,646	243	—	—	1,889
Commercial	1,497	45	(147)	1	1,396
Credit card	885	685	(658)	86	998
Other consumer	8	1	—	—	9
	$10,033	$1,145	$(827)	$96	$10,447

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
June 30, 2019	Individually	Collectively	Individually	Collectively
Real estate
Residential	$—	$3,915	$2,187	$424,700
Commercial	—	3,116	1,465	296,426
Construction	43	2,161	2,143	167,082
Commercial	334	1,138	1,002	123,434
Credit card	—	1,199	—	40,141
Other consumer	—	7	—	1,015
	$377	$11,536	$6,797	$1,052,798

December 31, 2018
Real estate
Residential	$—	$3,541	$2,120	$405,724
Commercial	—	3,003	1,486	277,205
Construction	—	2,093	—	157,586
Commercial	262	1,316	749	121,515
Credit card	—	1,084	—	34,673
Other consumer	—	9	—	1,202
	$262	$11,046	$4,355	$997,905

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Past due loans, segregated by age and class of loans, as of June 30, 2019 and December 31, 2018 were as follows:

Loans Past Due						Accruing Loans 90 or More Days Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans		Non accrual Loans
(in thousands)
June 30, 2019
Real estate
Residential	$2,034	$1,605	$3,639	$423,248	$426,887	$—	$2,187
Commercial	244	1,509	1,753	296,138	297,891	45	1,465
Construction	—	2,143	2,143	167,082	169,225	—	2,143
Commercial	729	872	1,601	122,835	124,436	—	1,002
Credit card	4,184	3	4,187	35,954	40,141	3	—
Other consumer	—	—	—	1,015	1,015	—	—
	$7,191	$6,132	$13,323	$1,046,272	$1,059,595	$48	$6,797

Acquired loans included in total above	$517	$725	$1,242	$6,223	$7,465	$—	$840

December 31, 2018
Real estate
Residential	$1,070	$2,081	$3,151	$404,693	$407,844	$235	$2,207
Commercial	1,746	1,431	3,177	275,514	278,691	—	1,486
Construction	—	—	—	157,586	157,586	—	—
Commercial	612	398	1,010	121,254	122,264	—	749
Credit card	3,771	2	3,773	30,900	34,673	2	—
Other consumer	—	—	—	1,202	1,202	—	—
	$7,199	$3,912	$11,111	$991,149	$1,002,260	$237	$4,442

Acquired loans included in total above	$521	$488	$1,009	$7,275	$8,284	$235	$582
There were $566 thousand and $221 thousand, respectively, of loans secured by one to four family residential properties in the process of foreclosure as of June 30, 2019 and December 31, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
June 30, 2019
Real estate
Residential	$2,553	$2,187	$—	$2,187	$—
Commercial	1,548	1,465	—	1,465	—
Construction	2,175	2,100	43	2,143	43
Commercial	1,123	357	645	1,002	334
	$7,399	$6,109	$688	$6,797	$377

Acquired loans included above	$1,172	$577	$263	$840	$85

December 31, 2018
Real estate
Residential	$2,411	$2,120	$—	$2,120	$—
Commercial	1,551	1,486	—	1,486	—
Construction	32	—	—	—	—
Commercial	856	363	386	749	262
	$4,850	$3,969	$386	$4,355	$262

Acquired loans included above	$775	$497	$—	$497	$—
The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Loans	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate
Residential	$2,576	$3	$2,549	$3
Commercial	1,573	—	1,573	—
Construction	2,175	1	2,175	1
Commercial	1,517	1	1,517	1
	$7,841	$5	$7,814	$5

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Interest Recognized on Impaired Loans	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate
Residential	$1,573	$—	$1,424	$—
Commercial	1,062	—	1,354	—
Construction	—	—	—	—
Commercial	771	—	707	—
	$3,406	$—	$3,485	$—
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
June 30, 2019
Real estate:
Residential	$424,626	$—	$2,261	$—	$426,887
Commercial	292,342	4,084	1,465	—	297,891
Construction	167,082	—	2,143	—	169,225
Commercial	119,494	3,839	1,103	—	124,436
Credit card	40,141	—	—	—	40,141
Other consumer	1,015	—	—	—	1,015
Total	$1,044,700	$7,923	$6,972	$—	$1,059,595

December 31, 2018
Real estate:
Residential	$405,532	$118	$2,194	$—	$407,844
Commercial	274,247	2,958	1,486	—	278,691
Construction	154,643	843	2,100	—	157,586
Commercial	117,670	3,844	750	—	122,264
Credit card	34,673	—	—	—	34,673
Other consumer	1,202	—	—	—	1,202
Total	$987,967	$7,763	$6,530	$—	$1,002,260
________________________
(1) Category includes loans graded exceptional, very good, good, satisfactory and pass/watch
Impaired loans also include certain loans that have been modified in troubled debt restructurings where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The status of TDRs is as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
June 30, 2019		Performing	Nonperforming	Total
Real estate
Residential	3	$—	$145	$145
Commercial	2	—	328	328
	5	$—	$473	$473

Acquired loans included in total above	3	$—	$145	$145

December 31, 2018
Real estate
Residential	3	$—	$145	$145
Commercial	1	—	139	139
	4	$—	$284	$284

Acquired loans included in total above	3	$—	$145	$145
During the six months ended June 30, 2019, there was one new troubled debt restructured loan, for which the scheduled payment was extended, with a pre-modification and post-modification recorded investment of $198 thousand. The Company had no defaulted TDR loans over the last twelve months. There was one restructured loan charged off in the amount of $15 thousand for the six months ended June 30, 2018.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	June 30, 2019	December 31, 2018
Unused lines of credit
Commercial	$46,810	$52,083
Commercial real estate	11,324	8,980
Residential real estate	22,379	12,853
Home equity	27,436	27,243
Secured credit card	37,822	29,142
Personal	134	126
Construction commitments
Residential real estate	89,902	72,424
Commercial real estate	14,760	6,358
Total unused lines of credit	$250,567	$209,209

Commitments to originate residential loans held for sale	$288	$647

Letters of credit	$5,502	$6,216
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
The Company's maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments and lines of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments. The Company maintains an estimated reserve for off balance sheet items such as unfunded lines of credit which is reflected in other liabilities. Activity for this account is as follows:

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance at beginning of period	$1,043	$950	$1,053	$901
Provision charged to operating expense	103	40	93	89
Balance at end of period	$1,146	$990	$1,146	$990
The Company makes representations and warranties that loans sold to investors meet their program's guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations.
The Company maintains an estimated reserve for potential losses on mortgage loans sold which is reflected in other liabilities. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance at beginning of period	$515	$471	$501	$457
Provision charged to operating expense	43	31	67	58
Charge-offs	(31)	(15)	(41)	(28)
Balance at end of period	$527	$487	$527	$487

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	June 30, 2019	December 31, 2018
Notional amount of open forward sales agreements	$80,500	$25,000
Fair value of open forward delivery sales agreements.	(446)	(253)
Notional amount of open mandatory delivery commitments	19,074	4,256
Fair value of open mandatory delivery commitments	236	59
Notional amount of interest rate lock commitments	79,017	18,776
Fair value of interest rate lock commitments	229	108
Fair value of interest rate swap	—	5

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
As of June 30, 2019, the Company’s lease ROU assets and related lease liabilities were $4.5 million and $4.9 million, respectively, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of June 30, 2019, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	June 30, 2019
Lease Right of Use Asset
Lease asset	$5,158
Less: Accumulated amortization	(617)
Net lease asset	4,541
Other premises and equipment, net	2,661
Premises and equipment, net	$7,202

Lease Right of Use Liability
Lease liability	$5,358
Less: Accumulated amortization	(493)
Net lease liability	4,865
Other miscellaneous liabilities	12,833
Other liabilities, net	$17,698

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Leases (continued)

Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	June 30, 2019
Amounts due in:
2019	$580
2020	1,203
2021	1,187
2022	824
2023	712
After 2023	420
Total lease payments	$4,926

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
The Company has categorized its financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 as follows:

Fair Value of Financial Instruments
(in thousands)
June 30, 2019	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. government-sponsored enterprises	$6,477	$—	$6,477	$—
Municipal	521	—	521	—
Corporate	2,890	—	2,890	—
Mortgage-backed securities	29,269	—	29,269	—
	$39,157	$—	$39,157	$—
Loans held for sale	$47,744	$—	$47,744	$—
Derivative assets	$465	$—	$465	$—
Derivative liabilities	$446	$—	$446	$—

December 31, 2018
Investment securities available for sale
U.S. government-sponsored enterprises	$17,360	$—	$17,360	$—
Municipal	501	—	501	—
Corporate	2,885	—	2,885	—
Mortgage-backed securities	26,186	—	26,186	—
	$46,932	$—	$46,932	$—
Loans held for sale	$18,526	$—	$18,526	$—
Derivative assets	$172	$—	$172	$—
Derivative liabilities	$253	$—	$253	$—
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Fair Value (continued)

The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	June 30, 2019	December 31, 2018
Aggregate fair value	$47,744	$18,526
Contractual principal	46,145	17,822
Difference	$1,599	$704
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2019 and December 31, 2018, the fair values consist of loan balances of $6.8 million and $4.4 million, with specific reserves of $377 thousand and $262 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	June 30, 2019	December 31, 2018
Impaired loans
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	6,420	4,093
Total	$6,420	$4,093

Foreclosed real estate
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	149	142
Total	$149	$142

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Fair Value (continued)

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2019 and December 31, 2018:

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
The fair value of checking, savings, and money market deposits is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities.
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Fair Value of Selected Financial Instruments
	June 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$12,253	$12,253	$10,431	$10,431
Interest bearing deposits at other financial institutions	65,284	65,284	22,007	22,007
Federal funds sold	1,991	1,991	2,285	2,285
Restricted investments	4,137	4,137	2,503	2,503
Level 3
Loans receivable, net	$1,044,377	$1,039,071	$988,960	$979,058

Financial liabilities
Level 1
Noninterest bearing deposits	$279,484	$279,484	$242,259	$242,259
Securities sold under agreements to repurchase	—	—	3,332	3,332
Level 3
Interest bearing deposits	$757,520	$757,497	$712,981	$711,876
FHLB advances and other borrowed funds	54,298	54,132	19,393	19,447

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Litigation

As previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, the Bank, along with two other banking institutions, was a defendant in a lawsuit to which on April 9, 2019, the Bank entered into a Settlement Agreement and Joint Tortfeasor Release with the plaintiff.  All amounts paid by the Bank were fully funded by its insurance carrier except for $200,000 which was accrued at March 31, 2019 and paid in April, 2019. The Settlement includes a release of all claims in the lawsuit that were or could have been brought and precludes further proceedings.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

•	the possible impact of uncertainty about the future of LIBOR on our net interest income;

•	our ability to maintain important deposit customer relationships and our reputation;

•	operational risks associated with our business;

•	strategic acquisitions we may undertake to achieve our goals;

•	the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;

•	fluctuations in the fair value of our investment securities that are beyond our control;

•	potential exposure to fraud, negligence, computer theft and cyber-crime;

•	the adequacy of our risk management framework;

•	our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions;

•	our dependence upon outside third parties for the processing and handling of our records and data;

•	our ability to adapt to technological change;

•	our engagement in derivative transactions;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	the financial soundness of other financial institutions;

•	further government intervention in the U.S. financial system; and

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control.

As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018. You should keep in mind that any forward-looking statement made by us speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, and disclaim any obligation to, update or revise any industry information or forward-looking statements after the date on which they are made. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere might not reflect actual results.
Overview
Capital Bancorp, Inc. (the “Company”) was incorporated in 1998 in Maryland to act as the bank holding company for Capital Bank, N.A. (the “Bank”) which received its charter in 1999 and began operations in 1999. The Bank is headquartered in Rockville, Maryland and serves the Washington, D.C. and Baltimore metropolitan areas through five commercial bank branches, five mortgage offices, two loan production offices, a limited service branch and three corporate and operations facilities located in key markets throughout our operating area. We serve businesses, not-for-profit associations and entrepreneurs throughout the region by partnering with them to design tailored financial solutions supported by customized technology and “client first” advice.
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

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
	2019	2018	% Change
(in thousands)
Interest income	$20,289	$16,767	21.0%
Interest expense	3,758	2,645	42.1%
Net interest income	16,531	14,122	17.1%
Provision for loan losses	677	630	7.5%
Net interest income after provision	15,854	13,492	17.5%
Noninterest income	5,927	4,339	36.6%
Noninterest expenses	16,210	13,528	19.8%
Net income before income taxes	5,571	4,303	29.5%
Income tax expense	1,548	1,158	33.7%
Net income	$4,023	$3,145	27.9%
Net income for the three months ended June 30, 2019 was $4.0 million, an increase of approximately $878 thousand, or 28%, from net income for the three months ended June 30, 2018 of $3.1 million. The increase was primarily due to increased net interest income and noninterest income, offset by higher noninterest expenses.

	Six Months Ended June 30,
	2019	2018	% Change
(in thousands)
Interest income	$38,607	$33,431	15.5%
Interest expense	7,332	4,924	48.9%
Net interest income	31,275	28,507	9.7%
Provision for loan losses	798	1,145	(30.3)%
Net interest income after provision	30,477	27,362	11.4%
Noninterest income	10,019	8,417	19.0%
Noninterest expenses	30,540	27,128	12.6%
Net income before income taxes	9,956	8,651	15.1%
Income tax expense	2,614	2,516	3.9%
Net income	$7,342	$6,135	19.7%
Net income for the six months ended June 30, 2019 was $7.3 million, an increase of approximately $1.2 million, or 20%, from net income for the six months ended June 30, 2018 of $6.1 million. The increase was primarily due to increased net interest income and noninterest income as well as lower provision for loan losses, offset by higher noninterest expenses.
Net Interest Income and Net Margin Analysis
We analyze our ability to generate income from interest earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between the interest and fees earned on interest earning assets, such as loans and securities, and the interest expense incurred in connection with interest bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest bearing liabilities.
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
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$38,573	$198	2.06%	$48,682	$219	1.80%
Federal funds sold	2,111	12	2.20%	1,483	6	1.62%
Investment securities	42,031	234	2.23%	50,739	276	2.18%
Restricted investments	4,428	41	3.75%	2,553	35	5.50%
Loans held for sale	34,635	681	7.88%	17,217	397	9.25%
Loans(2)(3)	1,024,306	19,123	7.49%	904,149	15,834	7.02%
Total interest earning assets	1,146,084	20,289	7.10%	1,024,823	16,767	6.56%
Noninterest earning assets	17,233			11,179
Total assets	$1,163,317			$1,036,002

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$96,702	$89	0.37%	$76,770	$53	0.28%
Savings	3,577	3	0.35%	3,602	3	0.33%
Money market accounts	333,248	1,434	1.73%	286,836	931	1.30%
Time deposits	277,402	1,669	2.41%	323,840	1,322	1.64%
Borrowed funds	63,083	563	3.58%	29,129	336	4.63%
Total interest bearing liabilities	774,012	3,758	1.95%	720,177	2,645	1.47%
Noninterest bearing liabilities:
Noninterest bearing liabilities	15,963			8,499
Noninterest bearing deposits	251,408			221,896
Stockholders’ equity	121,934			85,430
Total liabilities and stockholders’ equity	$1,163,317			$1,036,002

Net interest spread(4)			5.15%			5.09%
Net interest income		$16,531			$14,122
Net interest margin(5)			5.79%			5.53%
Net interest margin excluding credit card portfolio			4.37%			4.29%
_______________

(1)	Annualized.

(2)	Includes nonaccrual loans.

(3)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(4)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(5)	Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2019
	Compared to the
	Three Months Ended June 30, 2018
	Change Due To		Interest Variance
	Volume	Rate
(in thousands)
Interest Income:
Interest bearing deposits	$(67)	$46	$(21)
Federal funds sold	3	3	6
Investment securities	(48)	6	(42)
Restricted stock	11	(5)	6
Loans held for sale	332	(48)	284
Loans	2,197	1,092	3,289
Total interest income	$2,428	$1,094	$3,522

Interest Expense:
Interest bearing demand accounts	$16	$20	$36
Savings	—	—	—
Money market accounts	167	336	503
Time deposits	(151)	498	347
Borrowed funds	282	(55)	227
Total interest expense	314	799	1,113
Net interest income	$2,114	$295	$2,409

Net interest income increased by $2.4 million to $16.5 million for the second quarter of 2019 compared to the second quarter of 2018. The Company’s annualized net interest margin excluding credit cards was 4.37% for the three months ended June 30, 2019, up 8 basis points from 4.29% for the three months ended June 30, 2018. Average total interest earning assets were $1.15 billion for the second quarter of 2019 compared with $1.02 billion for the second quarter of 2018. The annualized yield on those interest earning assets increased 54 basis points from 6.56% for the three months ended June 30, 2018 to 7.10% for the three months ended June 30, 2019. The increases in annualized average interest rates reflect four market interest rate increases during 2018. The increase in the average balance of interest earning assets was driven almost entirely by growth in the average balance of the loan portfolio of $120.2 million, or 13%, to $1.02 billion for the three months ended June 30, 2019 compared to $904.1 million for the three months ended June 30, 2018.
Average interest bearing liabilities increased by $53.8 million from $720.2 million for the second quarter of 2018 to $774.0 million for the second quarter of 2019. The increase was due to an increase in the average balance of interest bearing deposits of $19.9 million, or 3%, and an increase in the average balance of borrowed funds of $34.0 million, or 117%. Deposits are our primary funding source. The annualized average interest rate paid on interest bearing liabilities increased to 1.95% for the second quarter of 2019 compared to 1.47% for the second quarter of 2018, with the annualized average interest rate paid on interest bearing deposits increasing 46 basis points, offset by the decrease in annualized average interest rate paid on borrowed funds of 105 basis points. The increases in annualized average interest rates reflect four market interest rate increases during 2018.
For the three months ended June 30, 2019, the Company’s annualized net interest margin was 5.79% and net interest spread was 5.15%. For the three months ended June 30, 2018, annualized net interest margin was 5.53% and net interest spread was 5.09%. The year over year net interest margin increase of

26 basis points was primarily due to increased volume of interest earning assets offset by the increased rate on interest bearing liabilities.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$34,879	$354	2.05%	$45,435	$338	1.50%
Federal funds sold	1,869	21	2.27%	1,644	12	1.50%
Investment securities	44,259	492	2.24%	51,917	514	2.00%
Restricted investments	3,588	92	5.17%	2,528	67	5.35%
Loans held for sale	24,519	1,032	8.49%	17,729	771	8.77%
Loans(2)(3)	1,011,971	36,616	7.30%	897,193	31,729	7.13%
Total interest earning assets	1,121,085	38,607	6.94%	1,016,446	33,431	6.63%
Noninterest earning assets	14,712			10,324
Total assets	$1,135,797			$1,026,770

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$87,416	$167	0.38%	$72,252	$99	0.28%
Savings	3,460	6	0.35%	3,501	4	0.26%
Money market accounts	325,173	2,748	1.70%	294,305	1,706	1.17%
Time deposits	298,805	3,517	2.37%	323,124	2,450	1.53%
Borrowed funds	44,603	894	4.04%	31,005	665	4.32%
Total interest bearing liabilities	759,457	7,332	1.95%	724,187	4,924	1.37%
Noninterest bearing liabilities:
Noninterest bearing liabilities	13,856			9,558
Noninterest bearing deposits	242,443			210,081
Stockholders’ equity	120,041			82,944
Total liabilities and stockholders’ equity	$1,135,797			$1,026,770

Net interest spread(4)			4.99%			5.26%
Net interest income		$31,275			$28,507
Net interest margin(5)			5.63%			5.66%
Net interest margin excluding credit card portfolio			4.34%			4.27%
_______________

(1)	Annualized.

(2)	Includes nonaccrual loans.

(3)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(4)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(5)	Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Six Months Ended June 30, 2019
	Compared to the
	Six Months Ended June 30, 2018
	Change Due To		Interest Variance
	Volume	Rate
(in thousands)
Interest Income:
Interest bearing deposits	$(28)	$44	$16
Federal funds sold	2	7	9
Investment securities	(133)	111	(22)
Restricted stock	27	(2)	25
Loans held for sale	285	(24)	261
Loans	4,138	749	4,887
Total interest income	$4,291	$885	$5,176

Interest Expense:
Interest bearing demand accounts	$24	$44	$68
Savings	—	2	2
Money market accounts	194	848	1,042
Time deposits	(169)	1,236	1,067
Borrowed funds	269	(40)	229
Total interest expense	318	2,090	2,408
Net interest income	$3,973	$(1,205)	$2,768
Net interest income increased by $2.8 million to $31.3 million million for the six months ended June 30, 2019 compared to the same period in 2018. The Company’s annualized net interest margin excluding credit cards was 4.34% for the six months ended June 30, 2019, up 7 basis points from 4.27% for the six months ended June 30, 2018. Average total interest earning assets were $1.12 billion for the six months ended June 30, 2019 compared with $1.02 billion for the same period of the prior year. The annualized yield on those interest earning assets increased 31 basis points from 6.63% for the six months ended June 30, 2018 to 6.94% for the six months ended June 30, 2019. The increases in annualized average interest rates reflect four market interest rate increases during 2018. The increase in the average balance of interest earning assets was driven almost entirely by growth in the average balance of the loan portfolio of $114.8 million, or 13%, to $1.01 billion for the six months ended June 30, 2019 compared to $897.2 million for the six months ended June 30, 2018.
Average interest bearing liabilities increased by $35.3 million from $724.2 million for the six months ended June 30, 2018 to $759.5 million for the six months ended June 30, 2019. The increase was due to an increase in the average balance of interest bearing deposits of $21.7 million and an increase in the average balance of borrowed funds of $13.6 million, or 44%. Deposits are our primary funding source. The annualized average interest rate paid on interest bearing liabilities increased to 1.95% for the six months ended June 30, 2019 compared to 1.37% for the six months ended June 30, 2018. The annualized average interest rate paid on interest bearing deposits increased 56 basis points while the annualized average interest rate paid on borrowed funds decreased by 36 basis points for these six month periods. The increases in annualized average interest rates reflect four market interest rate increases during 2018.
For the six months ended June 30, 2019, the Company’s annualized net interest margin was 5.63% and net interest spread was 4.99%. For the six months ended June 30, 2018, annualized net interest margin was 5.66% and net interest spread was 5.26%. The year over year net interest spread decrease of 27 basis points was primarily due to a more rapid adjustment to market rate increases of our interest bearing liabilities relative to our interest earning assets.

Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
Our provision for loan losses amounted to $677 thousand for the three months ended June 30, 2019, and $630 thousand for the three months ended June 30, 2018. The provision for loan losses was $798 thousand and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. The decrease for the six month period in 2019 compared to the same period in 2018 was primarily due to decreased charge-offs in the 2019 period. Our allowance for loan losses as a percent of total loans was 1.13% at both June 30, 2019 and December 31, 2018. Charge-offs amounted to $211 thousand for the six months ended June 30, 2019, compared to $827 thousand for the six months ended June 30, 2018.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended June 30,
	2019	2018	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$138	$117	17.9%
Credit card fees	1,970	1,562	26.1%
Mortgage banking revenue	3,715	2,499	48.7%
Gain on sale of securities	26	1	2,500.0%
Other fees and charges	78	160	(51.3)%
Total noninterest income	$5,927	$4,339	36.6%
Noninterest income increased $1.6 million, or 37%, to $5.9 million for the three months ended June 30, 2019 compared to $4.3 million for the three months ended June 30, 2018. The primary increase was due to mortgage banking revenue, which increased by $1.2 million, or 49%, during the second quarter of 2019 compared to the second quarter of 2018. Our focus for the Capital Bank Home Loans division continues to be purchase transactions over refinances, which have slightly higher rates and prices. Proceeds from the sale of loans held for sale amounted to $105.4 million for the three months ended June 30, 2019 compared to $92.2 million for the three months ended June 30, 2018.
OpenSky® credit card issuances set a quarterly high for the second consecutive time this year, totaling 37 thousand for the three months ended June 30, 2019, compared to 21 thousand for the three months ended June 30, 2018. Credit card fees correspondingly increased $408 thousand from the three months ended June 30, 2018.

	Six Months Ended June 30,
	2019	2018	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$236	$242	(2.5)%
Credit card fees	3,462	3,017	14.7%
Mortgage banking revenue	6,091	4,928	23.6%
Gain (loss) on sale of securities	26	(2)	(1,400.0)%
Other fees and charges	204	232	(12.1)%
Total noninterest income	$10,019	$8,417	19.0%
Noninterest income increased $1.6 million, or 19%, to $10.0 million for the six months ended June 30, 2019 compared to $8.4 million for the six months ended June 30, 2018. The increase was primarily due to mortgage banking revenue, which increased by $1.2 million, or 24%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
OpenSky® credit card fees increased $445 thousand from the three months ended June 30, 2018 primarily due to an increase in credit card accounts.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended June 30,
	2019	2018	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$8,111	$6,211	30.6%
Occupancy and equipment	1,102	1,088	1.3%
Professional services	609	471	29.3%
Data processing	3,716	3,540	5.0%
Advertising	531	331	60.4%
Loan processing	340	348	(2.3)%
Other real estate expense, net	28	7	300.0%
Other	1,773	1,532	15.7%
Total noninterest expense	$16,210	$13,528	19.8%
Noninterest expense amounted to $16.2 million for the three months ended June 30, 2019, an increase of $2.7 million, or 20%, compared to $13.5 million for the three months ended June 30, 2018. The increase was primarily due to increases in salaries and employee benefits, which include commissions paid on mortgage originations, data processing expenses, advertising, and other expenses.

	Six Months Ended June 30,
	2019	2018	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$14,898	$12,512	19.1%
Occupancy and equipment	2,196	2,171	1.2%
Professional services	1,228	845	45.3%
Data processing	7,029	7,222	(2.7)%
Advertising	973	755	28.9%
Loan processing	645	609	5.9%
Other real estate expense, net	50	31	61.3%
Other	3,521	2,983	18.0%
Total noninterest expense	$30,540	$27,128	12.6%
Noninterest expense amounted to $30.5 million for the six months ended June 30, 2019, an increase of $3.4 million, or 13%, compared to $27.1 million for the six months ended June 30, 2018. The increase was primarily due to increases in salaries and employee benefits, which include commissions paid on mortgage originations, advertising, and other expenses.
Income Tax Expense
The amount of income tax expense we incur is influenced by our pre-tax income and our other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $1.5 million for the three months ended June 30, 2019 compared to $1.2 million for the three months ended June 30, 2018. Our effective tax rates for those periods were approximately 28%. Income tax expense was $2.6 million for the six months ended June 30, 2019 compared to $2.5 million for the six months ended June 30, 2018, with effective tax rates of 26.3% and 29.1% for 2019 and 2018, respectively. The decrease in the effective tax rate was primarily due to overall lower blended state and federal tax rates.

Financial Condition
As of June 30, 2019, our total assets increased $129.1 million from December 31, 2018 to approximately $1.2 billion. Loans receivable, interest bearing deposits at other financial institutions, loans held for sale, and premises and equipment increased while investment securities decreased over that period. Both noninterest bearing and interest bearing deposits increased. Securities sold under repurchase agreements and federal funds purchased decreased, while Federal Home Loan Bank advances increased. Stockholders’ equity increased $8.6 million, or 7%, to $123.1 million at June 30, 2019, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of June 30, 2019, interest bearing deposits at other financial institutions increased $43.3 million, or 197%, to $65.3 million from $22.0 million at December 31, 2018. The increase was primarily due to increased deposits from fiduciary accounts.
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
Our investment portfolio decreased 17%, or approximately $7.8 million, from $46.9 million at December 31, 2018, to $39.2 million at June 30, 2019 due to $13.4 million of paydowns received on mortgage-backed securities and $3.3 million in sales offset by $8.2 million in investment purchases. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, and high quality municipal and corporate bonds.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at June 30, 2019 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
June 30, 2019	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. government-sponsored agencies	$6,499	1.36%	$—	—%	$—	—%	$—	—%	$6,499	$6,477	1.36%
Municipal	—	—%	—	—%	—	—%	516	2.50%	516	521	2.50%
Corporate bonds	—	—%	—	—%	2,000	5.50%	907	5.91%	2,907	2,890	5.63%
Mortgage-backed securities	1	5.51%	—	—%	9,433	4.16%	19,842	2.55%	29,276	29,269	2.39%
Total	$6,500	1.36%	$—	—%	$11,433	4.39%	$21,265	2.69%	$39,198	$39,157	2.46%
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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF LOAN PORTFOLIO

	June 30, 2019		December 31, 2018
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$426,887	40%	$407,844	41%
Commercial	297,891	28%	278,691	28%
Construction	169,225	16%	157,586	16%
Commercial	124,436	12%	122,264	12%
Credit card	40,141	4%	34,673	3%
Other consumer	1,015	—%	1,202	—%
Total gross loans	1,059,595	100%	1,002,260	100%
Unearned income	(3,305)		(1,992)
Total loans, net of unearned income	1,056,290		1,000,268
Allowance for loan losses	(11,913)		(11,308)
Total net loans	$1,044,377		$988,960

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at June 30, 2019:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of June 30, 2019
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$101,413	$125,797	$199,677	$426,887
Commercial	61,383	162,308	74,200	297,891
Construction	152,012	17,213	—	169,225
Commercial	52,258	60,538	11,640	124,436
Credit card	40,141	—	—	40,141
Other consumer	665	350	—	1,015
Total loans	$407,872	$366,206	$285,517	$1,059,595
Amounts with fixed rates	$105,143	$251,992	$45,019	$402,154
Amounts with floating rates	$302,729	$114,214	$240,498	$657,441
Nonperforming Assets
Nonperforming loans increased to $6.8 million, or 0.65% of total loans, at June 30, 2019 compared to $4.7 million, or 0.47% of total loans, at December 31, 2018. The $2.2 million, or 46%, increase during the six months ended June 30, 2019 was primarily due to an increase of $2.1 million in nonperforming construction loans. The increase is attributable to a single borrower relationship that is well secured, on which no impairment is expected. As such, there have been no losses related to the increase in non-performing assets. Foreclosed real estate increased to $149 thousand as of June 30, 2019 compared to $142 thousand as of December 31, 2018 due to the foreclosure of a residential loan.
Total nonperforming assets were $7.0 million at June 30, 2019 compared to $4.8 million at December 31, 2018, or 0.57% and 0.44%, respectively, of corresponding total assets.

The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS

	June 30, 2019	December 31, 2018
(in thousands)
Nonaccrual loans
Real Estate:
Residential	$2,187	$2,207
Commercial	1,465	1,486
Construction	2,143	—
Commercial	1,002	749
Accruing loans 90 or more days past due	48	237
Total nonperforming loans	6,845	4,679
Other real estate owned	149	142
Total nonperforming assets	$6,994	$4,821

Restructured loans-nonaccrual	$473	$284
Restructured loans-accruing	$—	$—
Ratio of nonperforming loans to total loans	0.65%	0.47%
Ratio of nonperforming assets to total assets	0.57%	0.44%
The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
June 30, 2019
Real estate:
Residential	$424,626	$—	$2,261	$—	$426,887
Commercial	292,342	4,084	1,465	—	297,891
Construction	167,082	—	2,143	—	169,225
Commercial	119,494	3,839	1,103	—	124,436
Credit card	40,141	—	—	—	40,141
Other consumer	1,015	—	—	—	1,015
Total	$1,044,700	$7,923	$6,972	$—	$1,059,595

December 31, 2018
Real estate:
Residential	$405,532	$118	$2,194	$—	$407,844
Commercial	274,247	2,958	1,486	—	278,691
Construction	154,643	843	2,100	—	157,586
Commercial	117,670	3,844	750	—	122,264
Credit card	34,673	—	—	—	34,673
Other consumer	1,202	—	—	—	1,202
Total	$987,967	$7,763	$6,530	$—	$1,002,260
_______________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass / watch.

At June 30, 2019, the recorded investment in impaired loans was $6.8 million, of which $688 thousand required a specific reserve of $376 thousand. This compares to a recorded investment in impaired loans of $4.4 million at December 31, 2018, including $386 thousand which required a specific reserve of $262 thousand. Impaired loans at both dates presented included one borrower relationship totaling $2.1 million that is well secured, on which no impairment is expected.
Impaired loans also include certain loans that have been modified as TDR’s. The Company had five loans amounting to $473 thousand at June 30, 2019, and four loans totaling $284 thousand at December 31, 2018 that were considered to be TDRs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
(in thousands)
Allowance for loan losses at beginning of period	$11,308	$10,033
Charge-offs:
Real estate:
Residential	—	(121)
Commercial	—	(22)
Commercial	(28)	(147)
Credit card	(183)	(806)
Total charge-offs	(211)	(1,096)

Recoveries:
Real estate:
Residential	—	3
Commercial	7	152
Commercial	—	34
Credit card	11	42
Total recoveries	18	231
Net charge-offs	(193)	(865)
Provision for loan losses	798	2,140
Allowance for loan losses at period end	$11,913	$11,308

Loans outstanding, net of unearned income (end of period)	$1,056,290	$1,000,268
Average loans outstanding, net of unearned income	$1,009,569	$937,822

Allowance for loan losses to period end loans	1.13%	1.13%
Net charge-offs to average loans	0.02%	0.09%

Our allowance for loan losses at June 30, 2019 and December 31, 2018 was $11.9 million and $11.3 million, or 1.13% of loans for each respective period end. The allowance for loan losses at June 30, 2019 included specific reserves of $376 thousand set aside for impaired loans. Charge-offs for the six months ended June 30, 2019 were $211 thousand and were partially offset by recoveries of $18 thousand. The allowance for loan losses at December 31, 2018 included specific reserves of $262 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2018 were $1.1 million and were partially offset by recoveries of $231 thousand. The charge-offs for the first six months ended June 30, 2019 and for the year ended December 31, 2018 were primarily due to credit card charge-offs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2019		December 31, 2018
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$3,915	33%	$3,541	30%
Commercial	3,116	26%	3,003	27%
Construction	2,204	19%	2,093	19%
Commercial	1,472	12%	1,578	14%
Credit card	1,199	10%	1,084	10%
Other consumer	7	—%	9	—%
Total allowance for loan losses	$11,913	100%	$11,308	100%
_______________

(1)	Loan category as a percentage of total loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are also a significant source of low cost deposits. New fiduciary deposits contributed to our $37.2 million increase in noninterest bearing deposits. In addition, our credit card customers accounted for $73.7 million, or 26%, of our total noninterest bearing deposit balances, and increased by $13.7 million during the first six months of 2019. We supplement our deposits with wholesale funding sources such as the Certificate of Deposit Account Registry Service (“CDARS”) and brokered deposits.
Interest bearing deposits increased $44.5 million, or 6%, from December 31, 2018 to June 30, 2019 and included increases in interest bearing demand and money market accounts offset by a reduction in certificates of deposits. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including noninterest bearing deposits. During the same period, certificates of deposit decreased $58.4 million, or 17%, with brokered deposits representing $32 million of that decrease. The brokered deposit decrease was mainly due to maturity run-off. Money market accounts increased $58.8 million, or 20% from December 31, 2018 to June 30, 2019.
The average rate paid on interest bearing deposits increased 40 basis points from 1.42% for the year ended December 31, 2018 to 1.82% for the six months ended June 30, 2019. Rates paid on certificates of deposit increased 60 basis points over the same period. The increase in the average rates was primarily due to increases in market interest rates.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF DEPOSITS

	For the Six Months Ended June 30, 2019		For the Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest bearing demand accounts	$87,416	0.38%	$72,523	0.29%
Money market accounts	325,173	1.70%	286,257	1.33%
Savings accounts	3,460	0.35%	3,704	0.32%
Certificates of deposit	298,805	2.37%	326,827	1.77%
Total interest bearing deposits	714,854	1.82%	689,311	1.42%
Noninterest bearing demand accounts	242,443		220,445
Total deposits	$957,297	1.36%	$909,756	1.08%
The following table presents the maturities of our certificates of deposit as of June 30, 2019.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$69,652	$51,500	$64,442	$44,574	$230,168
Less than $100,000	18,603	10,881	10,404	6,992	46,880
Total	$88,255	$62,381	$74,846	$51,566	$277,048
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2019, approximately $217.2 million in real estate loans and $1.6 million in investment securities were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2019, we had $38.9 million in outstanding advances and $157.5 million in available borrowing capacity from the FHLB. The $36.9 million increase compared to $2.0 million of outstanding advances at December 31, 2018 resulted from a principal reducing advance taken out during the quarter.

The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
(in thousands)
Amount outstanding at period-end	$38,889	$2,000
Weighted average interest rate at period-end	2.40%	4.26%
Maximum month-end balance during the period	$40,000	$17,000
Average balance outstanding during the period	$44,603	$8,101
Weighted average interest rate during the period	4.04%	2.83%
Other borrowed funds. The Company has also issued a senior promissory note, junior subordinated debentures and other subordinated notes. At June 30, 2019, these other borrowings amounted to $15.4 million.
On July 30, 2014, we issued a senior promissory note in an aggregate principal amount of $5.0 million, which was scheduled to mature on July 31, 2019. The senior promissory note was repaid during the first quarter of 2018.
At June 30, 2019, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 24, 2015, the Company issued $13.5 million in aggregate principal amount of subordinated notes with a maturity date of December 1, 2025. The notes may be redeemed prior to the maturity date under certain circumstances. The notes bear interest at 6.95% for the first five years, then adjust to the three-month LIBOR plus 5.33%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $8.3 million as of June 30, 2019. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of June 30, 2019.
The Company also has available lines of credit of $28.0 million with other correspondent banks at June 30, 2019, as well as access to certificate of deposit funding through a financial network which is limited to 15% of the Bank’s assets.

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
There were no borrowings outstanding with the Federal Reserve Bank of Richmond at June 30, 2019 or December 31, 2018, and our borrowing capacity is limited only by eligible collateral. As of June 30, 2019, we had $157.5 million of available borrowing capacity from the FHLB, $8.3 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $28.0 million with other correspondent banks. Cash and cash equivalents were $79.5 million at June 30, 2019 and $34.7 million at December 31, 2018. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $8.6 million at June 30, 2019 compared to December 31, 2018. Net income for the six months ended June 30, 2019 increased retained earnings by $7.3 million . Stock options exercised, shares issued as compensation, and stock-based compensation increased common stock and additional paid-in capital aggregately by $245 thousand. These increases were supplemented by a decrease in net unrealized losses on available for sale securities of $565 thousand.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.48% at June 30, 2019 and 8.76% at December 31, 2018.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the six months ended June 30, 2019 and for the year ended December 31, 2018.

	June 30, 2019	December 31, 2018
Return on Average Assets(1)	1.30%	1.22%
Return on Average Equity(1)	12.33%	13.94%
Average Equity to Average Assets	10.57%	8.76%
_______________
(1)These ratios are annualized for the six months ended June 30, 2019.
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
In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion. The Bank was required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules) as of January 1, 2015. In August of 2018 the Regulatory Relief Act directed the Federal Reserve Board to revise the Small BHC Policy Statement to raise the total consolidated asset limit in the Small BHC Policy Statement from $1 billion to $3 billion. The Company was previously required to comply with the minimum capital requirements on a consolidated basis; however, the Company continues to meet the conditions of the revised Small BHC Policy Statement and was, therefore, exempt from the consolidated capital requirements for the periods reflected.
As of June 30, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. See “Supervision and Regulation—Capital Adequacy Guidelines” for additional discussion regarding the regulatory capital requirements applicable to the Company and the Bank.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum capital adequacy		To be well capitalized		Full Phase In of Basel III
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$125,210	10.76%	$46,562	4.00%	N/A	N/A	$46,562	4.00%
Tier 1 capital (to risk-weighted assets)	125,210	12.76%	83,431	8.50%	N/A	N/A	83,431	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	123,148	12.55%	68,708	7.00%	N/A	N/A	68,708	7.00%
Total capital ratio (to risk-weighted assets)	137,489	14.01%	103,062	10.50%	N/A	N/A	103,062	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$100,625	8.91%	$45,171	4.00%	$56,464	5.00%	$45,171	4.00%
Tier 1 capital (to risk-weighted assets)	100,625	10.65%	80,302	8.50%	75,578	8.00%	80,302	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	100,625	10.65%	66,131	7.00%	61,407	6.50%	66,131	7.00%
Total capital ratio (to risk-weighted assets)	112,446	11.90%	99,196	10.50%	94,472	10.00%	99,196	10.50%

December 31, 2018
The Company
Tier 1 leverage ratio (to average assets)	$117,220	10.76%	$43,575	4.00%	N/A	N/A	$43,575	4.00%
Tier 1 capital (to risk-weighted assets)	117,220	12.95%	71,259	7.875%	N/A	N/A	76,914	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	115,158	12.73%	57,686	6.375%	N/A	N/A	63,341	7.00%
Total capital ratio (to risk-weighted assets)	128,544	12.96%	89,356	9.875%	N/A	N/A	95,012	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$96,122	9.06%	$42,445	4.00%	$53,056	5.00%	$42,445	4.00%
Tier 1 capital (to risk-weighted assets)	96,122	11.00%	68,822	7.875%	69,914	8.00%	74,284	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	96,122	11.00%	55,713	6.375%	56,805	6.50%	61,175	7.00%
Total capital ratio (to risk-weighted assets)	107,061	12.25%	86,301	9.875%	87,393	10.00%	91,763	10.50%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2019.

CONTRACTUAL OBLIGATIONS

	As of June 30, 2019
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$—	$38,889	$—	$—	$38,889
Certificates of deposit $100,000 or more	185,096	44,448	624	—	230,168
Certificates of deposit less than $100,000	39,888	6,824	128	40	46,880
Subordinated debt	—	—	—	15,409	15,409
Total	$224,984	$90,161	$752	$15,449	$331,346
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; however, we maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated balance sheet.
Our commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
CREDIT EXTENSION COMMITMENTS

	As of June 30, 2019	As of December 31, 2018
(in thousands)
Unfunded lines of credit	$250,567	$209,209
Commitments to originate residential loans held for sale	288	647
Letters of credit	5,502	6,216
Total credit extension commitments	$256,357	$216,072
Unfunded lines of credit represent unused credit facilities to our current borrowers. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Lines of credit generally have variable interest rates. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements and our credit risk associated with issuing letters of credit is believed to be substantially the same as the risk involved in extending loan facilities to our customers.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.
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
We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial futures contracts for the purpose of reducing interest rate risk. We do hedge the interest rate risks of our available for sale mortgage pipeline by using mortgage-backed securities short positions, and of our subordinated debentures by utilizing an interest rate swap. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by our board of directors. The committee formulates strategies based on perceived levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest bearing liabilities and an interest rate shock simulation model.
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

INTEREST SENSITIVITY GAP

June 30, 2019	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$542,823	$51,000	$168,203	$762,026	$342,008	$1,104,034
Securities	587	500	6,000	7,087	32,070	39,157
Interest bearing deposits at other financial institutions	65,284	—	—	65,284	—	65,284
Federal funds sold	1,991	—	—	1,991	—	1,991
Total earning assets	$610,685	$51,500	$174,203	$836,388	$374,078	$1,210,466

Liabilities
Interest bearing liabilities
Interest bearing deposits	$480,472	$—	$—	$480,472	$—	$480,472
Time deposits	23,093	44,952	154,435	222,480	54,568	277,048
Total interest bearing deposits	503,565	44,952	154,435	702,952	54,568	757,520
FHLB Advances	—	—		—	38,889	38,889
Other borrowed funds	—	—	—	—	15,409	15,409
Total interest bearing liabilities	$503,565	$44,952	$154,435	$702,952	$108,866	$811,818

Period gap	$107,120	$6,548	$19,768	$133,436	$265,212	$398,648
Cumulative gap	$107,120	$113,668	$133,436	$133,436	$398,648
Ratio of cumulative gap to total earning assets	8.85%	9.39%	11.02%	11.02%	32.93%
_______________

(1)	Includes loans held for sale.

We use quarterly Earnings at Risk (“EAR”) simulations to assess the impact of changing interest rates on our earnings under a variety of scenarios and time horizons. These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve. Static simulation models are based on current exposures and assume a constant balance sheet with no new growth. Dynamic simulation models are also utilized that rely on assumptions regarding changes in existing lines of business, new business, and changes in management and client behavior.
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2019:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2019	(5.2)%	0.0%	5.9%	11.5%	17.2%
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
The following table illustrates the results of our EVE analysis as of June 30, 2019.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2019	(1.9)%	0.0%	(0.2)%	(1.5)%	(3.2)%

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to our ordinary conduct of our business. We are not presently a party to any material legal proceedings.
Item 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors that appeared under “Part I, ITEM 1A. Risk Factors” of our 2018 Annual Report.
Increased regulatory oversight and uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.
 On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our revenue or our expenses. We may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Further, we may face exposure to litigation over the nature and performance of any replacement index. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2019, the Company announced a stock repurchase program. The program enables the Company to repurchase up to $5.0 million of its outstanding common stock, and expires on December 31, 2020. During the three months ended June 30, 2019, the Corporation did not repurchase any shares under the recently approved stock repurchase program, as reflected in the following table.

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	—	$5,000,000
May 1, 2019 to May 31, 2019	—	—	—	5,000,000
June 1, 2019 to June 30, 2019	—	—	—	5,000,000
Total	—	$—	—	$5,000,000

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAPITAL BANCORP, INC.
Registrant
Date: August 12, 2019            /s/ Ed Barry
Ed Barry
Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2019            /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

