Form 10-Q
period 2019-09-30
Capital Bancorp Inc
filed 2019-11-13
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2019         OR
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
As of October 31, 2019, the Company had 13,809,558 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	September 30, 2019 (unaudited)	December 31, 2018 (audited)
Assets
Cash and due from banks	$11,093	$10,431
Interest bearing deposits at other financial institutions	40,521	22,007
Federal funds sold	3,464	2,285
Total cash and cash equivalents	55,078	34,723
Investment securities available for sale	37,073	46,932
Restricted investments	4,007	2,503
Loans held for sale	68,982	18,526
Loans receivable, net of allowance for loan losses of $12,808 and $11,308 at September 30, 2019 and December 31, 2018, respectively	1,127,502	988,960
Premises and equipment, net	6,667	2,975
Accrued interest receivable	4,636	4,462
Deferred income taxes	3,556	3,654
Foreclosed real estate	149	142
Prepaid income taxes	353	90
Other assets	3,403	2,091
Total assets	$1,311,406	$1,105,058

Liabilities
Deposits
Noninterest-bearing, including related party balances of $12,128 and $11,214 at September 30, 2019 and December 31, 2018, respectively	$293,378	$242,259
Interest-bearing, including related party balances of $127,964 and $144,624 at September 30, 2019 and December 31, 2018, respectively	819,066	712,981
Total deposits	1,112,444	955,240
Securities sold under agreements to repurchase	—	3,332
Federal funds purchased	—	2,000
Federal Home Loan Bank advances	35,556	2,000
Other borrowed funds	15,416	15,393
Accrued interest payable	2,113	1,565
Other liabilities	18,048	10,964
Total liabilities	1,183,577	990,494

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $.01 par value; 49,000,000 shares authorized; 13,782,538 and 13,672,479 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	138	137
Additional paid-in capital	50,585	49,321
Retained earnings	77,095	65,701
Accumulated other comprehensive income (loss)	11	(595)
Total stockholders' equity	127,829	114,564
Total liabilities and stockholders' equity	$1,311,406	$1,105,058

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2019	2018	2019	2018
Interest income
Loans, including fees	$21,900	$16,955	$59,548	$49,455
Investment securities available for sale	215	272	707	786
Federal funds sold and other	239	220	706	649
Total interest income	22,354	17,447	60,961	50,890

Interest expense
Deposits, includes payments to related parties of $479 and $1,448 for the three and nine months ended September 30, 2019, respectively, and $453 and $1,142 for the three and nine months ended September 30, 2018, respectively.	3,449	2,616	9,887	6,876
Borrowed funds	721	339	1,615	1,015
Total interest expense	4,170	2,955	11,502	7,891

Net interest income	18,184	14,492	49,459	42,999
Provision for loan losses	1,071	495	1,869	1,640
Net interest income after provision for loan losses	17,113	13,997	47,590	41,359

Noninterest income
Service charges on deposits	146	123	382	365
Credit card fees	2,059	1,592	5,521	4,609
Mortgage banking revenue	4,900	2,451	10,991	7,379
Gain (loss) on sale of investment securities available for sale	—	—	26	(2)
Other fees and charges	116	74	320	306
Total noninterest income	7,221	4,240	17,240	12,657

Noninterest expenses
Salaries and employee benefits	9,238	6,571	24,136	19,083
Occupancy and equipment	1,111	1,070	3,307	3,241
Professional fees	724	520	1,952	1,365
Data processing	4,193	3,636	11,222	10,858
Advertising	584	358	1,557	1,113
Loan processing	634	202	1,279	811
Other real estate owned expenses, net	7	7	57	38
Other operating	1,737	1,536	5,258	4,519
Total noninterest expenses	18,228	13,900	48,768	41,028
Income before income taxes	6,106	4,337	16,062	12,988
Income tax expense	1,625	1,190	4,239	3,706
Net income	$4,481	$3,147	$11,823	$9,282

Basic earnings per share	$0.33	$0.27	$0.86	$0.80
Diluted earnings per share	$0.32	$0.26	$0.85	$0.77

Weighted average common shares outstanding:
Basic	13,727,519	11,719,946	13,714,260	11,631,927
Diluted	13,986,382	12,102,692	13,921,995	12,033,175

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$4,481	$3,147	$11,823	$9,282

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	57	(157)	867	(860)
Reclassification of realized (gain) loss on sale of investment securities available for sale	—	—	(26)	2
Unrealized gain (loss) on cash flow hedging derivative	—	(4)	(5)	2
	57	(161)	836	(856)
Income tax (expense) benefit relating to the items above	(16)	44	(230)	235
Other comprehensive income (loss)	41	(117)	606	(621)
Comprehensive income	$4,522	$3,030	$12,429	$8,661

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2017	11,537,196	$115	$27,051	$53,200	$(247)	$80,119
Net income	—	—	—	2,990	—	2,990
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(297)	(297)
Unrealized gain on cash flow hedging derivative, net of income taxes	—	—	—		5	5
Stock options exercised, including tax benefit	10,408	—	285	—	—	285
Shares issued as compensation	4,068	—	122	—	—	122
Stock-based compensation	—	—	143	—	—	143
Balance, March 31, 2018	11,551,672	$115	$27,601	$56,190	$(539)	$83,367
Net income	—	—	—	3,145	—	3,145
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(212)	(212)
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—		(1)	(1)
Stock options exercised, including tax benefit	63,124	1	198	—	—	199
Shares issued as compensation	36,076	1	199	—	—	200
Stock-based compensation	—	—	142	—	—	142
Shares issued	16,000	—	198	—	—	198
Shares repurchased and retired	(5,500)	—	(44)	—	—	(44)
Balance, June 30, 2018	11,661,372	$117	$28,294	$59,335	$(752)	$86,994
Net income	—	—	—	3,147	—	3,147
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(114)	(114)
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—		(2)	(2)
Stock options exercised, including tax benefit	29,652	—	156	—	—	156
Shares issued as compensation	—	—	—	—	—	—
Stock-based compensation	—	—	143	—	—	143
Shares issued	—	—	—	—	—	—
Shares repurchased and retired	—	—	—	—	—	—
Initial public offering, common stock issued, net of costs and underwriting discount of $2.4 million	1,500,000	15	16,318	—	—	16,333
Balance, September 30, 2018	13,191,024	$132	$44,911	$62,482	$(868)	$106,657

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2018	13,672,479	$137	$49,321	$65,701	$(595)	$114,564
Net income	—	—	—	3,319	—	3,319
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	270	270
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(5)	(5)
Stock options exercised, including tax benefit	21,706	—	155	(48)	—	107
Shares issued as compensation	18,380	—	150	—	—	150
Stock-based compensation	—	—	199	—	—	199
Adoption of lease standard	—	—	—	(54)	—	(54)
Balance, March 31, 2019	13,712,565	$137	$49,825	$68,918	$(330)	$118,550
Net income	—	—	—	4,023	—	4,023
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	300	300
Stock options exercised, including tax benefit	6,100	—	47	(1)	—	46
Stock-based compensation	—	—	199	—	—	199
Balance, June 30, 2019	13,718,665	$137	$50,071	$72,940	$(30)	$123,118
Net income	—	—	—	4,481	—	4,481
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	41	41
Stock options exercised, including tax benefit	85,003	1	578	(326)	—	253
Stock-based compensation	—	—	199	—	—	199
Shares repurchased and retired	(21,130)	—	(263)	—	—	(263)
Balance, September 30, 2019	13,782,538	$138	$50,585	$77,095	$11	$127,829

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$11,823	$9,282
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,869	1,640
Provision for losses on mortgage loans sold	128	83
Provision for off balance sheet credit risk	138	56
Net amortization on investments	113	183
Depreciation	844	795
Stock-based compensation expense	597	428
Director and employee compensation paid in Company stock	150	323
Deferred income tax benefit (expense)	(132)	(94)
Amortization of debt issuance expense	23	25
(Gain) loss on sale of securities available for sale	(26)	2
Loss on sale of foreclosed real estate	—	17
Mortgage banking revenue	(10,991)	(7,379)
Proceeds from sales of loans held for sale	367,986	278,436
Originations of loans held for sale	(407,451)	(266,299)
Changes in assets and liabilities:
Accrued interest receivable	(174)	(294)
Prepaid income taxes and taxes payable	(263)	1,003
Other assets	(1,312)	(1,298)
Accrued interest payable	548	588
Other liabilities	1,601	412
Net cash provided (used) by operating activities	(34,529)	17,909

Cash flows from investing activities
Purchases of securities available for sale	(8,202)	—
Maturities, calls and principal paydowns of securities available for sale	15,535	4,573
Proceeds from sale of securities available for sale	3,280	345
Purchases of restricted investments	(1,504)	(756)
Net increase in loans receivable	(140,468)	(69,200)
Net disposals (purchases) of premises and equipment	622	(1,036)
Proceeds from sales of foreclosed real estate	50	257
Net cash used by investing activities	(130,687)	(65,817)

See Notes to Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	$51,119	$37,459
Interest-bearing deposits	106,085	(31,242)
Securities sold under agreements to repurchase	(3,332)	(21)
Federal funds purchased	(2,000)	—
Federal Home Loan Bank advances, net	33,556	15,000
Other borrowed funds	—	(2,000)
Repurchase of common stock	(263)	(44)
Proceeds from exercise of stock options	406	640
Proceeds from shares issued	—	16,530
Net cash provided by financing activities	185,571	36,322

Net increase (decrease) in cash and cash equivalents	20,355	(11,586)

Cash and cash equivalents, beginning of year	34,723	52,311

Cash and cash equivalents, end of period	$55,078	$40,725

Noncash activities:
Loans transferred to foreclosed real estate	$57	$427
Change in unrealized gains (losses) on investments	$841	$(858)
Change in fair value of cash flow hedging derivative	$(5)	$2
Establishment of lease right-of-use asset	$5,158	$—
Establishment of lease liability	$5,358	$—

Cash paid during the period for:
Taxes	$4,406	$1,955
Interest	$10,954	$7,303

See Notes to Consolidated Financial Statements
8

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, Columbia and North Bethesda, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans, our residential mortgage banking arm; and issues credit cards through OpenSky®, a secured, digitally-driven nationwide credit card platform.
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
The Company is largely accounting for our existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $5.2 million and $5.4 million, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $146 thousand of deferred rent, which was reclassified to lease liabilities, and the remainder was recorded as an adjustment to retained earnings in the amount of $54 thousand. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. Additional information is included in Note 5 - Leases.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value estimates, we endeavor to maximize the use of observable

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

inputs and minimize the use of unobservable inputs.
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
Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, loans held for sale, and derivative financial instruments. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. Additional information is included in Note 6 - Fair Value.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At September 30, 2019 and 2018, there were 273,600 and 266,600 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share as adjusted for the Stock Split:

	For the Three Months Ended September 30,
	2019			2018
(dollars in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common stockholders	$4,480	13,727,519	$0.33	$3,147	11,719,946	$0.27

Effect of dilutive securities	—	258,863		—	382,746
Dilutive EPS per common share	$4,480	13,986,382	$0.32	$3,147	12,102,692	$0.26

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

	For the Nine Months Ended September 30,
	2019			2018
(dollars in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common stockholders	$11,822	13,714,260	$0.86	$9,282	11,631,927	$0.80

Effect of dilutive securities	—	207,735		—	401,248
Dilutive EPS per common share	$11,822	13,921,995	$0.85	$9,282	12,033,175	$0.77

Comprehensive income:
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only two components of other comprehensive income are unrealized gains and losses on investment securities available for sale, net of income taxes, and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company's accumulated other comprehensive income (loss) as of September 30, 2019 and December 31, 2018 are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Unrealized gains (losses) on securities available for sale	$16	$(825)
Deferred tax (expense) benefit	(4)	227
Other comprehensive income (loss), net of tax	12	(598)

Unrealized gains on cash flow hedges	—	5
Deferred tax expense	—	(2)
Other comprehensive income, net of tax	—	3

Total accumulated comprehensive income (loss)	$12	$(595)
Recently issued accounting pronouncements:
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. In October 2019, the FASB voted to delay implementation and the new standard is now effective for fiscal years beginning after December 15, 2022, including the interim periods within those fiscal years. The Company expects the provisions of this standard to impact the Company’s consolidated financial statements, in particular, the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities

The amortized cost and estimated fair value of investment securities at September 30, 2019 and December 31, 2018 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. government-sponsored enterprises	$6,000	$—	$(8)	$5,992
Municipal	515	13	—	528
Corporate	2,663	41	(32)	2,672
Mortgage-backed securities	27,879	86	(84)	27,881
	$37,057	$140	$(124)	$37,073

December 31, 2018
Available for sale
U.S. government-sponsored enterprises	$17,496	$—	$(136)	$17,360
Municipal	517	—	(16)	501
Corporate	2,908	28	(51)	2,885
Mortgage-backed securities	26,836	46	(696)	26,186
	$47,757	$74	$(899)	$46,932
Proceeds from sales of securities sold during the nine months ended September 30, 2019 and 2018 were $3.3 million and $345 thousand, respectively. The investment sales resulted in realized gains of $26 thousand for the nine months ended September 30, 2019 period. Investment sales resulted in losses of $2 thousand for the nine months ended September 30, 2018 period. There were no securities sold during the three months ended September 30, 2019 or 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities (continued)

Information related to unrealized losses in the investment portfolio as of September 30, 2019 and December 31, 2018 are as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored enterprises	$—	$—	$5,992	$(8)	$5,992	$(8)
Municipal	—	—	—	—	—	—
Corporate	—	—	631	(32)	631	(32)
Mortgage-backed securities	3,786	(9)	8,346	(75)	12,132	(84)
	$3,786	$(9)	$14,969	$(115)	$18,755	$(124)

December 31, 2018
U.S. government-sponsored enterprises	$496	$(2)	$16,864	$(134)	$17,360	$(136)
Municipal	—	—	501	(16)	501	(16)
Corporate	—	—	857	(51)	857	(51)
Mortgage-backed securities	2,294	(7)	21,037	(689)	23,331	(696)
	$2,790	$(9)	$39,259	$(890)	$42,049	$(899)
At September 30, 2019, there were three U.S. government-sponsored enterprises securities, two corporate securities, and six mortgage-backed securities that had been in a loss position for greater than twelve months. At December 31, 2018, there were nine U.S. government-sponsored enterprises securities, two corporate securities, and fifteen mortgage-backed securities that had been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at September 30, 2019 and December 31, 2018 are shown below:

Pledged Securities
	September 30, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities sold under agreements to repurchase	$—	$—	$16,032	$15,862
Federal Home Loan Bank advances	1,587	1,596	6,713	6,662
	$1,587	$1,596	$22,745	$22,524

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Investment Securities (continued)

Contractual maturities of U.S. government-sponsored enterprises, municipals and corporate securities at September 30, 2019 and December 31, 2018 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities
	September 30, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$6,000	$5,992	$16,496	$16,377
Over one to five years	—	—	1,000	983
Over five to ten years	2,000	2,041	2,000	2,028
Over ten years	1,178	1,159	1,425	1,358
Mortgage-backed securities(1)	27,879	27,881	26,836	26,186
	$37,057	$37,073	$47,757	$46,932
_______________

(1)	Mortgage-backed securities are due in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable

Major classifications of loans as are as follows:

Loan Categories
(in thousands)	September 30, 2019	December 31, 2018
Real estate
Residential	$443,961	$407,844
Commercial	339,448	278,691
Construction	182,224	157,586
Commercial	132,935	122,264
Credit card	44,058	34,673
Other consumer	1,148	1,202
	1,143,774	1,002,260
Deferred origination fees, net	(3,464)	(1,992)
Allowance for loan losses	(12,808)	(11,308)
Loans receivable, net	$1,127,502	$988,960
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of September 30, 2019, there were approximately $171.7 million of owner-occupied commercial real estate loans, representing approximately 51% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans have initial fixed rate terms that adjust typically at 5 years and origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are located primarily throughout the Company’s markets and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. On a case by case basis, exceptions to these limits may be granted with appropriate credit mitigants. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as the borrower’s trends of sales valuations as compared to underwriting valuations as part of the ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored.
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
Credit Cards. Our OpenSky® credit card division provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $41.4 million and $32.5 million of the credit card balances were secured by savings deposits held by the Company as of September 30, 2019 and December 31, 2018, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans such as term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. Generally, the nonaccretable discount will be recognized after collection of the discounted fair value of the related loan. The remaining nonaccretable discounts on loans acquired were $345 thousand and $354 thousand as of September 30, 2019 and December 31, 2018, respectively. Loans with nonaccretable discounts had a carrying value of approximately $1.2 million as of both September 30, 2019 and December 31, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Accretable discount at beginning of period	$424	$519	$438	$543
Accretion and payoff of loans	(13)	(52)	(27)	(76)
Other changes, net	22	—	22	—
Accretable discount at end of period	$433	$467	$433	$467
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and nine months ended September 30, 2019 and September 30, 2018.

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended September 30, 2019				Recoveries
Real estate
Residential	$3,915	$269	$(8)	$—	$4,176
Commercial	3,116	307	—	3	3,426
Construction	2,204	173	—	—	2,377
Commercial	1,472	140	(54)	—	1,558
Credit card	1,199	181	(120)	3	1,263
Other consumer	7	1	—	—	8
	$11,913	$1,071	$(182)	$6	$12,808

Nine Months Ended September 30, 2019
Real estate
Residential	$3,541	$643	$(8)	$—	$4,176
Commercial	3,003	413	—	10	3,426
Construction	2,093	284	—	—	2,377
Commercial	1,578	62	(82)	—	1,558
Credit card	1,084	468	(303)	14	1,263
Other consumer	9	(1)	—	—	8
	$11,308	$1,869	$(393)	$24	$12,808

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended September 30, 2018				Recoveries
Real estate
Residential	$3,207	$290	$(122)	$1	$3,376
Commercial	2,948	(110)	—	143	2,981
Construction	1,889	(68)	—	—	1,821
Commercial	1,396	222	—	33	1,651
Credit card	997	161	(107)	3	1,054
Other consumer	9	—	—	—	9
	$10,446	$495	$(229)	$180	$10,892

Nine Months Ended September 30, 2018
Real estate
Residential	$3,137	$357	$(122)	$4	$3,376
Commercial	2,860	(6)	(22)	149	2,981
Construction	1,646	175	—	—	1,821
Commercial	1,497	268	(147)	33	1,651
Credit card	885	845	(715)	39	1,054
Other consumer	8	1	—	—	9
	$10,033	$1,640	$(1,006)	$225	$10,892

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
September 30, 2019	Individually	Collectively	Individually	Collectively
Real estate
Residential	$—	$4,176	$2,193	$441,768
Commercial	—	3,426	1,036	338,412
Construction	—	2,377	2,100	180,124
Commercial	258	1,300	842	132,093
Credit card	—	1,263	—	44,058
Other consumer	—	8	—	1,148
	$258	$12,550	$6,171	$1,137,603

December 31, 2018
Real estate
Residential	$—	$3,541	$2,120	$405,724
Commercial	—	3,003	1,486	277,205
Construction	—	2,093	—	157,586
Commercial	262	1,316	749	121,515
Credit card	—	1,084	—	34,673
Other consumer	—	9	—	1,202
	$262	$11,046	$4,355	$997,905

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Past due loans, segregated by age and class of loans, as of September 30, 2019 and December 31, 2018 were as follows:

Loans Past Due						Accruing Loans 90 or More Days Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans		Non accrual Loans
(in thousands)
September 30, 2019
Real estate
Residential	$2,439	$1,694	$4,133	$439,828	$443,961	$124	$2,193
Commercial	460	1,280	1,740	337,708	339,448	244	1,036
Construction	408	2,100	2,508	179,716	182,224	—	2,100
Commercial	13	717	730	132,205	132,935	—	842
Credit card	5,180	3	5,183	38,875	44,058	3	—
Other consumer	—	—	—	1,148	1,148	—	—
	$8,500	$5,794	$14,294	$1,129,480	$1,143,774	$371	$6,171

Acquired loans included in total above	$719	$646	$1,365	$5,291	$6,656	$244	$568

December 31, 2018
Real estate
Residential	$1,070	$2,081	$3,151	$404,693	$407,844	$235	$2,207
Commercial	1,746	1,431	3,177	275,514	278,691	—	1,486
Construction	—	—	—	157,586	157,586	—	—
Commercial	612	398	1,010	121,254	122,264	—	749
Credit card	3,771	2	3,773	30,900	34,673	2	—
Other consumer	—	—	—	1,202	1,202	—	—
	$7,199	$3,912	$11,111	$991,149	$1,002,260	$237	$4,442

Acquired loans included in total above	$521	$488	$1,009	$7,275	$8,284	$235	$582
There were $566 thousand and $221 thousand, respectively, of loans secured by one to four family residential properties in the process of foreclosure as of September 30, 2019 and December 31, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
September 30, 2019
Real estate
Residential	$2,583	$2,193	$—	$2,193	$—
Commercial	1,135	1,036	—	1,036	—
Construction	2,132	2,100	—	2,100	—
Commercial	972	366	476	842	258
	$6,822	$5,695	$476	$6,171	$258

Acquired loans included above	$900	$568	$—	$568	$—

December 31, 2018
Real estate
Residential	$2,411	$2,120	$—	$2,120	$—
Commercial	1,551	1,486	—	1,486	—
Construction	32	—	—	—	—
Commercial	856	363	386	749	262
	$4,850	$3,969	$386	$4,355	$262

Acquired loans included above	$775	$497	$—	$497	$—
The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Loans	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate
Residential	$2,612	$8	$2,620	$11
Commercial	1,160	2	1,161	2
Construction	2,133	—	2,132	—
Commercial	1,003	8	1,005	9
	$6,908	$18	$6,918	$22

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Interest Recognized on Impaired Loans	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate
Residential	$2,104	$12	$2,116	$12
Commercial	1,116	—	1,134	—
Construction	876	24	1,020	24
Commercial	1,253	—	1,276	—
	$5,349	$36	$5,546	$36
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Real estate:
Residential	$441,694	$—	$2,267	$—	$443,961
Commercial	334,365	4,047	1,036	—	339,448
Construction	180,124	—	2,100	—	182,224
Commercial	125,699	5,410	1,607	219	132,935
Credit card	44,058	—	—	—	44,058
Other consumer	1,148	—	—	—	1,148
Total	$1,127,088	$9,457	$7,010	$219	$1,143,774

December 31, 2018
Real estate:
Residential	$405,532	$118	$2,194	$—	$407,844
Commercial	274,247	2,958	1,486	—	278,691
Construction	154,643	843	2,100	—	157,586
Commercial	117,670	3,844	750	—	122,264
Credit card	34,673	—	—	—	34,673
Other consumer	1,202	—	—	—	1,202
Total	$987,967	$7,763	$6,530	$—	$1,002,260
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (continued)

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
September 30, 2019		Performing	Nonperforming	Total
Real estate
Residential	3	$—	$145	$145
Commercial	2	—	320	320
	5	$—	$465	$465

Acquired loans included in total above	3	$—	$145	$145

December 31, 2018
Real estate
Residential	3	$—	$145	$145
Commercial	1	—	139	139
	4	$—	$284	$284

Acquired loans included in total above	3	$—	$145	$145
During the nine months ended September 30, 2019, there was one new troubled debt restructured loan, for which the scheduled payment was extended, with a pre-modification and post-modification recorded investment of $198 thousand. The Company had no defaulted TDR loans over the last twelve months. There was one restructured loan charged off in the amount of $15 thousand for the nine months ended September 30, 2018.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	September 30, 2019	December 31, 2018
Unused lines of credit
Commercial	$49,278	$52,083
Commercial real estate	10,677	8,980
Residential real estate	15,347	12,853
Home equity	27,715	27,243
Secured credit card	37,472	29,142
Personal	36	126
Construction commitments
Residential real estate	98,002	72,424
Commercial real estate	11,534	6,358
Total unused lines of credit	$250,061	$209,209

Commitments to originate residential loans held for sale	$2,306	$647

Letters of credit	$5,502	$6,216
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

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of period	$1,146	$990	$1,053	$901
Provision charged to operating expense	45	(33)	138	56
Balance at end of period	$1,191	$957	$1,191	$957
The Company makes representations and warranties that loans sold to investors meet their program's guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may have the right to make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations.
The Company maintains an estimated reserve for potential losses on mortgage loans sold which is reflected in other liabilities. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of period	$527	$487	$501	$457
Provision charged to operating expense	61	26	128	83
Charge-offs	(48)	(22)	(89)	(49)
Balance at end of period	$540	$491	$540	$491

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Derivative Financial Instruments

As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (Best Efforts) or commits to deliver the locked loan to an investor in a binding (Mandatory) delivery program. Certain loans under rate lock commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by estimating the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded.
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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	September 30, 2019	December 31, 2018
Notional amount of open forward sales agreements	$112,500	$25,000
Fair value of open forward delivery sales agreements.	(120)	(253)
Notional amount of open mandatory delivery commitments	21,454	4,256
Fair value of open mandatory delivery commitments	46	59
Notional amount of interest rate lock commitments	87,619	18,776
Fair value of interest rate lock commitments	(45)	108
Fair value of interest rate swap	—	5

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note 1 - Nature of Business and Basis of Presentation. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. As of January 1, 2019, the Company had leased five of its full service branches and four other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been been designated as operating leases. The Company does not have leases designated as finance leases.
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
As of September 30, 2019, the Company’s lease ROU assets and related lease liabilities were $4.2 million and $4.6 million, respectively, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of September 30, 2019, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	September 30, 2019
Lease Right of Use Asset
Lease asset	$5,158
Less: Accumulated amortization	(927)
Net lease asset	4,231
Other premises and equipment, net	2,436
Premises and equipment, net	$6,667

Lease Right of Use Liability
Lease liability	$5,358
Less: Accumulated amortization	(748)
Net lease liability	4,610
Other miscellaneous liabilities	13,438
Other liabilities, net	$18,048

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Leases (continued)

Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	September 30, 2019
Amounts due in:
2019	$322
2020	1,204
2021	1,187
2022	824
2023	712
After 2023	420
Total lease payments	$4,669
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
The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 as follows:

Fair Value of Financial Instruments
(in thousands)
September 30, 2019	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. government-sponsored enterprises	$5,992	$—	$5,992	$—
Municipal	528	—	528	—
Corporate	2,672	—	2,672	—
Mortgage-backed securities	27,881	—	27,881	—
	$37,073	$—	$37,073	$—
Loans held for sale	$68,982	$—	$68,982	$—
Derivative assets	$46	$—	$46	$—
Derivative liabilities	$165	$—	$165	$—

December 31, 2018
Investment securities available for sale
U.S. government-sponsored enterprises	$17,360	$—	$17,360	$—
Municipal	501	—	501	—
Corporate	2,885	—	2,885	—
Mortgage-backed securities	26,186	—	26,186	—
	$46,932	$—	$46,932	$—
Loans held for sale	$18,526	$—	$18,526	$—
Derivative assets	$172	$—	$172	$—
Derivative liabilities	$253	$—	$253	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	September 30, 2019	December 31, 2018
Aggregate fair value	$68,982	$18,526
Contractual principal	67,118	17,822
Difference	$1,864	$704

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Fair Value (continued)

The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2019 and December 31, 2018, the fair values consist of loan balances of $6.2 million and $4.4 million, with specific reserves of $258 thousand and $262 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	September 30, 2019	December 31, 2018
Impaired loans
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	5,913	4,093
Total	$5,913	$4,093

Foreclosed real estate
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	149	142
Total	$149	$142
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2019 and December 31, 2018:

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
The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Fair Value of Selected Financial Instruments
	September 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$11,093	$11,093	$10,431	$10,431
Interest bearing deposits at other financial institutions	40,521	40,521	22,007	22,007
Federal funds sold	3,464	3,464	2,285	2,285
Restricted investments	4,007	4,007	2,503	2,503
Level 3
Loans receivable, net	$1,127,502	$1,124,707	$988,960	$979,058

Financial liabilities
Level 1
Noninterest bearing deposits	$293,378	$293,378	$242,259	$242,259
Securities sold under agreements to repurchase	—	—	3,332	3,332
Level 3
Interest bearing deposits	$819,066	$819,810	$712,981	$711,876
FHLB advances and other borrowed funds	50,972	51,077	19,393	19,447

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Litigation

As previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, the Bank, along with two other banking institutions, was a defendant in a lawsuit with respect to which the Bank entered into a Settlement Agreement and Joint Tortfeasor Release.  All amounts paid by the Bank were fully funded by its insurance carrier except for $200,000 which was accrued at March 31, 2019 and paid in April, 2019. The Settlement includes a release of all claims in the lawsuit that were or could have been brought and precludes further proceedings.
 In addition to the lawsuit described above, the Company is involved in legal proceedings occurring in the ordinary course of business.  The aggregate effect of these, in management’s opinion, will not materially affect the results of operations or financial condition of the Company.
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
Our CBHL division originates conventional and government-guaranteed residential mortgage loans on a nationwide basis primarily for sale into the secondary market and in certain, limited circumstances for the Bank’s loan portfolio.
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

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
	2019	2018	% Change
(in thousands)
Interest income	$22,354	$17,447	28.1%
Interest expense	4,170	2,955	41.1%
Net interest income	18,184	14,492	25.5%
Provision for loan losses	1,071	495	116.4%
Net interest income after provision	17,113	13,997	22.3%
Noninterest income	7,221	4,240	70.3%
Noninterest expenses	18,228	13,900	31.1%
Net income before income taxes	6,106	4,337	40.8%
Income tax expense	1,625	1,190	36.6%
Net income	$4,481	$3,147	42.4%
Net income for the three months ended September 30, 2019 was $4.5 million, an increase of approximately $1.3 million, or 42%, from net income for the three months ended September 30, 2018 of $3.1 million. The increase was primarily due to increased net interest income and noninterest income, offset by higher provision for loan losses and noninterest expenses.

	Nine Months Ended September 30,
	2019	2018	% Change
(in thousands)
Interest income	$60,961	$50,890	19.8%
Interest expense	11,502	7,891	45.8%
Net interest income	49,459	42,999	15.0%
Provision for loan losses	1,869	1,640	14.0%
Net interest income after provision	47,590	41,359	15.1%
Noninterest income	17,240	12,657	36.2%
Noninterest expenses	48,768	41,028	18.9%
Net income before income taxes	16,062	12,988	23.7%
Income tax expense	4,239	3,706	14.4%
Net income	$11,823	$9,282	27.4%
Net income for the nine months ended September 30, 2019 was $11.8 million, an increase of approximately $2.5 million, or 27%, from net income for the nine months ended September 30, 2018 of $9.3 million. The increase was primarily due to increased net interest income and noninterest income, offset by higher noninterest expenses.
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
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$35,723	$164	1.83%	$42,734	$176	1.63%
Federal funds sold	1,325	7	2.12%	1,354	6	1.76%
Investment securities	38,389	215	2.22%	49,159	272	2.20%
Restricted investments	5,629	68	4.77%	2,604	38	5.79%
Loans held for sale	56,301	896	6.31%	18,671	412	8.75%
Loans(2)(3)	1,099,191	21,004	7.58%	919,759	16,543	7.14%
Total interest earning assets	1,236,558	22,354	7.17%	1,034,281	17,447	6.69%
Noninterest earning assets	15,908			11,924
Total assets	$1,252,466			$1,046,205

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$116,820	$191	0.65%	$74,854	$55	0.29%
Savings	3,913	3	0.35%	4,062	4	0.39%
Money market accounts	339,751	1,484	1.73%	270,697	972	1.42%
Time deposits	286,605	1,771	2.45%	338,005	1,585	1.86%
Borrowed funds	89,746	721	3.19%	32,248	339	4.17%
Total interest bearing liabilities	836,835	4,170	1.98%	719,866	2,955	1.63%
Noninterest bearing liabilities:
Noninterest bearing liabilities	17,163			10,250
Noninterest bearing deposits	271,851			224,877
Stockholders’ equity	126,617			91,212
Total liabilities and stockholders’ equity	$1,252,466			$1,046,205

Net interest spread(4)			5.19%			5.06%
Net interest income		$18,184			$14,492
Net interest margin(5)			5.83%			5.56%
Net interest margin excluding credit card portfolio			4.37%			4.26%
_______________

(1)	Annualized.

(2)	Includes nonaccrual loans.

(3)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(4)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(5)	Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2019
	Compared to the
	Three Months Ended September 30, 2018
	Change Due To		Interest Variance
	Volume	Rate
(in thousands)
Interest Income:
Interest bearing deposits	$(41)	$29	$(12)
Federal funds sold	—	1	1
Investment securities	(61)	4	(57)
Restricted stock	35	(5)	30
Loans held for sale	562	(78)	484
Loans	3,380	1,081	4,461
Total interest income	$3,875	$1,032	$4,907

Interest Expense:
Interest bearing demand accounts	$43	$93	$136
Savings	—	(1)	(1)
Money market accounts	277	235	512
Time deposits	(171)	357	186
Borrowed funds	440	(58)	382
Total interest expense	589	626	1,215
Net interest income	$3,286	$406	$3,692

Net interest income increased by $3.7 million to $18.2 million for the third quarter of 2019 compared to the third quarter of 2018. The Company’s annualized net interest margin excluding credit cards was 4.37% for the three months ended September 30, 2019, up 11 basis points from 4.26% for the three months ended September 30, 2018. Average total interest earning assets were $1.24 billion for the third quarter of 2019 compared with $1.03 billion for the third quarter of 2018. The annualized yield on those interest earning assets increased 48 basis points from 6.69% for the three months ended September 30, 2018 to 7.17% for the three months ended September 30, 2019. The increase in the average balance of interest earning assets was driven almost entirely by growth in the average balance of the loan portfolio of $179.4 million, or 20%, to $1.10 billion for the three months ended September 30, 2019 compared to $919.8 million for the three months ended September 30, 2018.
Average interest bearing liabilities increased by $117.0 million from $719.9 million for the third quarter of 2018 to $836.8 million for the third quarter of 2019. The increase was due to an increase in the average balance of interest bearing deposits of $59.5 million, or 9%, and an increase in the average balance of borrowed funds of $57.5 million, or 178%. Deposits are our primary funding source. The annualized average interest rate paid on interest bearing liabilities increased to 1.98% for the third quarter of 2019 compared to 1.63% for the third quarter of 2018, with the annualized average interest rate paid on interest bearing deposits increasing 32 basis points, offset by the decrease in annualized average interest rate paid on borrowed funds of 98 basis points. The increases in annualized average interest rates reflect several interest rate changes during 2018 and 2019.
For the three months ended September 30, 2019, the Company’s annualized net interest margin was 5.83% and net interest spread was 5.19%. For the three months ended September 30, 2018, annualized net interest margin was 5.56% and net interest spread was 5.06%. The year over year net interest margin increase of 27 basis points was primarily due to increased volume of interest earning assets offset by the increased rate on interest bearing liabilities.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$35,164	$518	1.97%	$44,525	$526	1.58%
Federal funds sold	1,685	28	2.23%	1,546	18	1.56%
Investment securities	42,281	707	2.24%	50,987	786	2.06%
Restricted investments	4,276	160	4.99%	2,554	105	5.50%
Loans held for sale	35,229	1,928	7.32%	18,047	1,182	8.76%
Loans(2)(3)	1,041,364	57,620	7.40%	904,279	48,273	7.14%
Total interest earning assets	1,159,999	60,961	7.03%	1,021,938	50,890	6.66%
Noninterest earning assets	15,115			10,419
Total assets	$1,175,114			$1,032,357

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$97,325	$387	0.53%	$73,129	$154	0.28%
Savings	3,613	9	0.35%	3,690	8	0.29%
Money market accounts	330,086	4,203	1.70%	286,349	2,678	1.25%
Time deposits	294,693	5,288	2.40%	328,139	4,036	1.64%
Borrowed funds	59,816	1,615	3.61%	31,233	1,015	4.34%
Total interest bearing liabilities	785,533	11,502	1.96%	722,540	7,891	1.46%
Noninterest bearing liabilities:
Noninterest bearing liabilities	14,971			9,765
Noninterest bearing deposits	252,353			215,133
Stockholders’ equity	122,257			84,919
Total liabilities and stockholders’ equity	$1,175,114			$1,032,357

Net interest spread(4)			5.07%			5.20%
Net interest income		$49,459			$42,999
Net interest margin(5)			5.70%			5.63%
Net interest margin excluding credit card portfolio			4.35%			4.27%
_______________

(1)	Annualized.

(2)	Includes nonaccrual loans.

(3)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(4)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(5)	Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Nine Months Ended September 30, 2019
	Compared to the
	Nine Months Ended September 30, 2018
	Change Due To		Interest Variance
	Volume	Rate
(in thousands)
Interest Income:
Interest bearing deposits	$44	$(52)	$(8)
Federal funds sold	2	8	10
Investment securities	(157)	78	(79)
Restricted stock	63	(8)	55
Loans held for sale	902	(156)	746
Loans	7,533	1,814	9,347
Total interest income	$8,387	$1,684	$10,071

Interest Expense:
Interest bearing demand accounts	$63	$170	$233
Savings	—	1	1
Money market accounts	453	1,072	1,525
Time deposits	(357)	1,609	1,252
Borrowed funds	736	(136)	600
Total interest expense	895	2,716	3,611
Net interest income	$7,492	$(1,032)	$6,460
Net interest income increased by $6.5 million to $49.5 million for the nine months ended September 30, 2019 compared to the same period in 2018. The Company’s annualized net interest margin excluding credit cards was 4.35% for the nine months ended September 30, 2019, up 8 basis points from 4.27% for the nine months ended September 30, 2018. Average total interest earning assets were $1.16 billion for the nine months ended September 30, 2019 compared with $1.02 billion for the same period of the prior year. The annualized yield on those interest earning assets increased 37 basis points from 6.66% for the nine months ended September 30, 2018 to 7.03% for the nine months ended September 30, 2019. The increase in the average balance of interest earning assets was driven almost entirely by growth in the average balance of the loan portfolio of $137.1 million, or 15%, to $1.04 billion for the nine months ended September 30, 2019 compared to $904.3 million for the nine months ended September 30, 2018.
Average interest bearing liabilities increased by $63.0 million from $722.5 million for the nine months ended September 30, 2018 to $785.5 million for the nine months ended September 30, 2019. The increase was due to an increase in the average balance of interest bearing deposits of $34.4 million and an increase in the average balance of borrowed funds of $28.6 million, or 92%. Deposits are our primary funding source. The annualized average interest rate paid on interest bearing liabilities increased to 1.96% for the nine months ended September 30, 2019 compared to 1.46% for the nine months ended September 30, 2018. The annualized average interest rate paid on interest bearing deposits increased 56 basis points while the annualized average interest rate paid on borrowed funds decreased by 36 basis points for these nine month periods. The increases in annualized average interest rates reflects several interest rate changes since September 2018.
For the nine months ended September 30, 2019, the Company’s annualized net interest margin was 5.70% and net interest spread was 5.07%. For the nine months ended September 30, 2018, annualized net interest margin was 5.63% and net interest spread was 5.20%. The year over year net interest spread decrease of 13 basis points was primarily due to a more rapid adjustment to market rate increases of our interest bearing liabilities relative to our interest earning assets.

Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
Our provision for loan losses amounted to $1.1 million for the three months ended September 30, 2019, and $495 thousand for the three months ended September 30, 2018. The provision for loan losses was $1.9 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase for the three and nine month periods in 2019 compared to the same periods in 2018 was primarily due to larger loan volumes in the 2019 period. Our allowance for loan losses as a percent of total loans was 1.12% and 1.13% at September 30, 2019 and December 31, 2018, respectively. Net charge-offs amounted to $369 thousand for the nine months ended September 30, 2019, compared to $781 thousand for the nine months ended September 30, 2018.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended September 30,
	2019	2018	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$146	$123	18.7%
Credit card fees	2,059	1,592	29.3%
Mortgage banking revenue	4,900	2,451	99.9%
Other fees and charges	116	74	56.8%
Total noninterest income	$7,221	$4,240	70.3%
Noninterest income increased $3.0 million, or 70%, to $7.2 million for the three months ended September 30, 2019 compared to $4.2 million for the three months ended September 30, 2018. The primary increase was due to mortgage banking revenue, which increased by $2.4 million, or 100%, during the third quarter of 2019 compared to the third quarter of 2018. Our focus for the CBHL division continues to be purchase transactions over refinances, which have slightly higher rates and prices. However, the recent decreases in market rates have resulted in a larger ratio of refinances over purchase transactions. Purchase volume as a percentage of loan originations was 44% for the third quarter of 2019, compared to 79% for the second quarter of 2019. Net proceeds from the sale of loans held for sale amounted to $171.9 million for the three months ended September 30, 2019 compared to $81.0 million for the three months ended September 30, 2018.
OpenSky® credit card issuances continue at higher levels, totaling 31 thousand for the three months ended September 30, 2019, compared to 20 thousand for the three months ended September 30, 2018. Credit card fees correspondingly increased $467 thousand from the three months ended September 30, 2018.

	Nine Months Ended September 30,
	2019	2018	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$382	$365	4.7%
Credit card fees	5,521	4,609	19.8%
Mortgage banking revenue	10,991	7,379	48.9%
Gain (loss) on sale of securities	26	(2)	(1,400.0)%
Other fees and charges	320	306	4.6%
Total noninterest income	$17,240	$12,657	36.2%
Noninterest income increased $4.6 million, or 36%, to $17.2 million for the nine months ended September 30, 2019 compared to $12.7 million for the nine months ended September 30, 2018. The increase was primarily due to mortgage banking revenue, which increased by $3.6 million, or 49%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Net proceeds from the sale of loans held for sale amounted to $370.0 million for the nine months ended September 30, 2019 compared to$278.4 million for the same period in 2018.
OpenSky® credit card fees increased $912 thousand from the three months ended September 30, 2018 primarily due to an increase in credit card accounts.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended September 30,
	2019	2018	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$9,238	$6,571	40.6%
Occupancy and equipment	1,111	1,070	3.8%
Professional services	724	520	39.2%
Data processing	4,193	3,636	15.3%
Advertising	584	358	63.1%
Loan processing	634	202	213.9%
Other real estate expense, net	7	7	—%
Other	1,737	1,536	13.1%
Total noninterest expense	$18,228	$13,900	31.1%
Noninterest expense amounted to $18.2 million for the three months ended September 30, 2019, an increase of $4.3 million, or 31%, compared to $13.9 million for the three months ended September 30, 2018. The increase was primarily due to increases in salaries and employee benefits, which include commissions paid on mortgage originations, data processing expenses, advertising, and other expenses. Other operating expenses were also impacted by a $216 thousand credit to our FDIC assessment expense in the third quarter of 2019 as a result of the FDIC Deposit Insurance Fund exceeding it’s targeted level of insured deposits for the previous quarter.

	Nine Months Ended September 30,
	2019	2018	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$24,136	$19,083	26.5%
Occupancy and equipment	3,307	3,241	2.0%
Professional services	1,952	1,365	43.0%
Data processing	11,222	10,858	3.4%
Advertising	1,557	1,113	39.9%
Loan processing	1,279	811	57.7%
Other real estate expense, net	57	38	50.0%
Other	5,258	4,519	16.4%
Total noninterest expense	$48,768	$41,028	18.9%
Noninterest expense amounted to $48.8 million for the nine months ended September 30, 2019, an increase of $7.7 million, or 19%, compared to $41.0 million for the nine months ended September 30, 2018. The increase was primarily due to increases in salaries and employee benefits, which include commissions paid on mortgage originations, professional fees, and other expenses.
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
Income tax expense was $1.6 million for the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018. Our effective tax rates for those periods were approximately 27%. Income tax expense was $4.2 million for the nine months ended September 30, 2019 compared to $3.7 million for the nine months ended September 30, 2018, with effective tax rates of 26.4% and 28.5% for the 2019 and 2018 periods, respectively. The decrease in the effective tax rate was primarily due to overall lower blended state and federal tax rates.

Financial Condition
As of September 30, 2019, our total assets increased $206.3 million from December 31, 2018 to approximately $1.3 billion. Loans receivable, interest bearing deposits at other financial institutions, loans held for sale, and premises and equipment increased while investment securities decreased over that period. Both noninterest bearing and interest bearing deposits increased. Securities sold under repurchase agreements and federal funds purchased decreased, while Federal Home Loan Bank advances increased. Stockholders’ equity increased $13.3 million, or 12%, to $127.8 million at September 30, 2019, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of September 30, 2019, interest bearing deposits at other financial institutions increased $18.5 million, or 84%, to $40.5 million from $22.0 million at December 31, 2018. The increase was primarily due to increased deposits from fiduciary accounts.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.

Management classifies investment securities as either held to maturity or available for sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available for sale and carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. For the years presented, all securities were classified as available for sale.
Our investment portfolio decreased 21%, or approximately $9.9 million, from $46.9 million at December 31, 2018, to $37.1 million at September 30, 2019 due to $15.5 million of paydowns received on mortgage-backed securities and $3.3 million in sales offset by $8.2 million in investment purchases. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, and high quality municipal and corporate bonds.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at September 30, 2019 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
September 30, 2019	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. government-sponsored agencies	$6,000	1.30%	$—	—%	$—	—%	$—	—%	$6,000	$5,992	1.30%
Municipal	—	—%	—	—%	—	—%	515	2.50%	515	528	2.50%
Corporate bonds	—	—%	—	—%	2,000	5.50%	663	5.21%	2,663	2,672	5.43%
Mortgage-backed securities	—	—%	—	—%	8,761	1.77%	19,118	2.53%	27,879	27,881	2.29%
Total	$6,000	1.30%	$—	—%	$10,761	2.46%	$20,296	2.62%	$37,057	$37,073	2.36%
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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF LOAN PORTFOLIO

	September 30, 2019		December 31, 2018
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$443,961	38%	$407,844	41%
Commercial	339,448	30%	278,691	28%
Construction	182,224	16%	157,586	16%
Commercial	132,935	12%	122,264	12%
Credit card	44,058	4%	34,673	3%
Other consumer	1,148	—%	1,202	—%
Total gross loans	1,143,774	100%	1,002,260	100%
Unearned income	(3,464)		(1,992)
Total loans, net of unearned income	1,140,310		1,000,268
Allowance for loan losses	(12,808)		(11,308)
Total net loans	$1,127,502		$988,960

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at September 30, 2019:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of September 30, 2019
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$110,030	$131,719	$202,212	$443,961
Commercial	70,732	186,093	82,623	339,448
Construction	151,679	28,445	2,100	182,224
Commercial	59,633	57,328	15,974	132,935
Credit card	44,058	—	—	44,058
Other consumer	783	365	—	1,148
Total loans	$436,915	$403,950	$302,909	$1,143,774
Amounts with fixed rates	$110,655	$256,463	$55,059	$422,177
Amounts with floating rates	$326,260	$147,487	$247,850	$721,597
Nonperforming Assets
Nonperforming loans increased to $6.5 million, or 0.57% of total loans, at September 30, 2019 compared to $4.7 million, or 0.47% of total loans, at December 31, 2018. The $1.9 million, or 40%, increase during the nine months ended September 30, 2019 was primarily due to an increase of $2.1 million in nonperforming construction loans. The increase is attributable to a single borrower relationship that is well secured and on which no impairment is expected. As such, there have been no losses related to the increase in non-performing assets. Foreclosed real estate increased to $149 thousand as of September 30, 2019 compared to $142 thousand as of December 31, 2018 due to the foreclosure of a residential loan.
Total nonperforming assets were $6.7 million at September 30, 2019 compared to $4.8 million at December 31, 2018, or 0.51% and 0.44%, respectively, of corresponding total assets.

The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS

	September 30, 2019	December 31, 2018
(in thousands)
Nonaccrual loans
Real Estate:
Residential	$2,193	$2,207
Commercial	1,036	1,486
Construction	2,100	—
Commercial	842	749
Accruing loans 90 or more days past due	371	237
Total nonperforming loans	6,542	4,679
Other real estate owned	149	142
Total nonperforming assets	$6,691	$4,821

Restructured loans-nonaccrual	$465	$284
Restructured loans-accruing	$—	$—
Ratio of nonperforming loans to total loans	0.57%	0.47%
Ratio of nonperforming assets to total assets	0.51%	0.44%
The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
September 30, 2019
Real estate:
Residential	$441,694	$—	$2,267	$—	$443,961
Commercial	334,365	4,047	1,036	—	339,448
Construction	180,124	—	2,100	—	182,224
Commercial	125,699	5,410	1,607	219	132,935
Credit card	44,058	—	—	—	44,058
Other consumer	1,148	—	—	—	1,148
Total	$1,127,088	$9,457	$7,010	$219	$1,143,774

December 31, 2018
Real estate:
Residential	$405,532	$118	$2,194	$—	$407,844
Commercial	274,247	2,958	1,486	—	278,691
Construction	154,643	843	2,100	—	157,586
Commercial	117,670	3,844	750	—	122,264
Credit card	34,673	—	—	—	34,673
Other consumer	1,202	—	—	—	1,202
Total	$987,967	$7,763	$6,530	$—	$1,002,260
_______________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass / watch.

At September 30, 2019, the recorded investment in impaired loans was $6.2 million, of which $476 thousand required a specific reserve of $258 thousand. This compares to a recorded investment in impaired loans of $4.4 million at December 31, 2018, including $386 thousand which required a specific reserve of $262 thousand. Impaired loans at both dates presented included one borrower relationship totaling $2.1 million that is well secured and on which no impairment is expected.
Impaired loans also include certain loans that have been modified as TDR’s. The Company had five loans amounting to $465 thousand at September 30, 2019, and four loans totaling $284 thousand at December 31, 2018 that were considered to be TDRs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018
(in thousands)
Allowance for loan losses at beginning of period	$11,308	$10,033
Charge-offs:
Real estate:
Residential	(8)	(121)
Commercial	—	(22)
Commercial	(82)	(147)
Credit card	(303)	(806)
Total charge-offs	(393)	(1,096)

Recoveries:
Real estate:
Residential	—	3
Commercial	10	152
Commercial	—	34
Credit card	14	42
Total recoveries	24	231
Net charge-offs	(369)	(865)
Provision for loan losses	1,869	2,140
Allowance for loan losses at period end	$12,808	$11,308

Loans outstanding, net of unearned income (end of period)	$1,140,310	$1,000,268
Average loans outstanding, net of unearned income	$1,041,364	$937,822

Allowance for loan losses to period end loans	1.12%	1.13%
Net charge-offs to average loans	0.04%	0.09%

Our allowance for loan losses at September 30, 2019 and December 31, 2018 was $12.8 million, or 1.12% of loans, and $11.3 million, or 1.13% of loans, respectively. The allowance for loan losses at September 30, 2019 included specific reserves of $258 thousand set aside for impaired loans. Charge-offs for the nine months ended September 30, 2019 were $393 thousand and were partially offset by recoveries of $24 thousand. The allowance for loan losses at December 31, 2018 included specific reserves of $262 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2018 were $1.1 million and were partially offset by recoveries of $231 thousand. The charge-offs for the first nine months ended September 30, 2019 and for the year ended December 31, 2018 were primarily due to credit card charge-offs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2019		December 31, 2018
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$4,176	33%	$3,541	30%
Commercial	3,426	26%	3,003	27%
Construction	2,377	19%	2,093	19%
Commercial	1,558	12%	1,578	14%
Credit card	1,263	10%	1,084	10%
Other consumer	8	—%	9	—%
Total allowance for loan losses	$12,808	100%	$11,308	100%
_______________

(1)	Loan category as a percentage of total loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are also a significant source of low cost deposits. New fiduciary deposits contributed $33.6 million to our $51.1 million increase in noninterest bearing deposits. In addition, our credit card customers accounted for $77.7 million, or 26%, of our total noninterest bearing deposit balances, and increased by $11.9 million during the first nine months of 2019. We supplement our deposits with wholesale funding sources such as the Certificate of Deposit Account Registry Service (“CDARS”) and brokered deposits.
Interest bearing deposits increased $106.1 million, or 15%, from December 31, 2018 to September 30, 2019 and included increases in interest bearing demand and money market accounts offset by a reduction in certificates of deposits. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including noninterest bearing deposits. During the same period, certificates of deposit decreased $20.0 million, or 6%, with brokered deposits representing a majority of that decrease. Money market accounts increased $24.2 million, or 8% from December 31, 2018 to September 30, 2019.
The average rate paid on interest bearing deposits increased 40 basis points from 1.42% for the year ended December 31, 2018 to 1.82% for the nine months ended September 30, 2019. Rates paid on certificates of deposit increased 63 basis points over the same period. The increase in the average rates was primarily due to increases in market interest rates in 2018. The recent decreases in market interest rates have not yet been reflected in our overall cost of deposits.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF DEPOSITS

	For the Nine Months Ended September 30, 2019		For the Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest bearing demand accounts	$97,325	0.53%	$72,523	0.29%
Money market accounts	330,086	1.70%	286,257	1.33%
Savings accounts	3,613	0.35%	3,704	0.32%
Certificates of deposit	294,693	2.40%	326,827	1.77%
Total interest bearing deposits	725,717	1.82%	689,311	1.42%
Noninterest bearing demand accounts	252,353		220,445
Total deposits	$978,070	1.35%	$909,756	1.08%
The following table presents the maturities of our certificates of deposit as of September 30, 2019.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$75,954	$26,476	$58,699	$119,058	$280,187
Less than $100,000	15,003	6,828	5,744	7,758	35,333
Total	$90,957	$33,304	$64,443	$126,816	$315,520
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2019, approximately $219.0 million in real estate loans and $1.6 million in investment securities were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2019, we had $35.6 million in outstanding advances and $162.5 million in available borrowing capacity from the FHLB. The $33.6 million increase compared to $2.0 million of outstanding advances at December 31, 2018 resulted from a principal reducing advance taken out in May 2019.

The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018
(in thousands)
Amount outstanding at period-end	$35,556	$2,000
Weighted average interest rate at period-end	2.40%	4.26%
Maximum month-end balance during the period	$72,778	$17,000
Average balance outstanding during the period	$42,690	$8,101
Weighted average interest rate during the period	2.52%	2.83%
Other borrowed funds. The Company has also issued a senior promissory note, junior subordinated debentures and other subordinated notes. At September 30, 2019, these other borrowings amounted to $15.4 million.
At September 30, 2019, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 24, 2015, the Company issued $13.5 million in aggregate principal amount of subordinated notes with a maturity date of December 1, 2025. The notes may be redeemed prior to the maturity date under certain circumstances. The notes bear interest at 6.95% for the first five years, then adjust to the three-month LIBOR plus 5.33%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $12.1 million as of September 30, 2019. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2019.
The Company also has available lines of credit of $28.0 million with other correspondent banks at September 30, 2019, as well as access to certificate of deposit funding through a financial network which is limited to 15% of the Bank’s assets.

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
Management has established a management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: corporate governance consisting of oversight by the board of directors and active involvement by management; strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are believed to be commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; a diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities, free of legal, regulatory or operational impediments, that can be used to meet liquidity needs in stressful situations; contingency funding plans that address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.
There were no borrowings outstanding with the Federal Reserve Bank of Richmond at September 30, 2019 or December 31, 2018, and our borrowing capacity is limited only by eligible collateral. As of September 30, 2019, we had $162.5 million of available borrowing capacity from the FHLB, $12.1 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $28.0 million with other correspondent banks. Cash and cash equivalents were $55.1 million at September 30, 2019 and $34.7 million at December 31, 2018. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $13.3 million at September 30, 2019 compared to December 31, 2018. Net income for the nine months ended September 30, 2019 increased retained earnings by $11.8 million . Stock options exercised, shares issued as compensation, and stock-based compensation increased common stock and additional paid-in capital aggregately by $1.3 million. These increases were supplemented by a decrease in net unrealized losses on available for sale securities of $606 thousand. As part of the Company’s stock repurchase program, shares repurchased and retired for the nine months ended September 30, 2019 totaled 21,130 shares at a weighted average price of $12.44, for a total cost of $263 thousand including commissions.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.40% at September 30, 2019 and 8.76% at December 31, 2018.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

	September 30, 2019	December 31, 2018
Return on Average Assets(1)	1.35%	1.22%
Return on Average Equity(1)	12.93%	13.94%
Average Equity to Average Assets	10.40%	8.76%
_______________
(1)These ratios are annualized for the nine months ended September 30, 2019.
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

As of September 30, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us. See “Supervision and Regulation—Capital Adequacy Guidelines” for additional discussion regarding the regulatory capital requirements applicable to the Company and the Bank.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum capital adequacy		To be well capitalized		Full Phase In of Basel III
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$129,880	10.37%	$50,109	4.00%	N/A	N/A	$50,109	4.00%
Tier 1 capital (to risk-weighted assets)	129,880	12.21%	90,381	8.50%	N/A	N/A	90,381	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	127,829	12.02%	74,431	7.00%	N/A	N/A	74,431	7.00%
Total capital ratio (to risk-weighted assets)	143,180	13.47%	111,647	10.50%	N/A	N/A	111,647	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$104,547	8.60%	$48,641	4.00%	$60,801	5.00%	$48,641	4.00%
Tier 1 capital (to risk-weighted assets)	104,547	10.19%	87,173	8.50%	82,045	8.00%	87,173	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	104,547	10.19%	71,789	7.00%	66,661	6.50%	71,789	7.00%
Total capital ratio (to risk-weighted assets)	117,375	11.44%	107,684	10.50%	102,556	10.00%	107,684	10.50%

December 31, 2018
The Company
Tier 1 leverage ratio (to average assets)	$117,220	10.76%	$43,575	4.00%	N/A	N/A	$43,575	4.00%
Tier 1 capital (to risk-weighted assets)	117,220	12.95%	71,259	7.875%	N/A	N/A	76,914	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	115,158	12.73%	57,686	6.375%	N/A	N/A	63,341	7.00%
Total capital ratio (to risk-weighted assets)	128,544	12.96%	89,356	9.875%	N/A	N/A	95,012	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$96,122	9.06%	$42,445	4.00%	$53,056	5.00%	$42,445	4.00%
Tier 1 capital (to risk-weighted assets)	96,122	11.00%	68,822	7.875%	69,914	8.00%	74,284	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	96,122	11.00%	55,713	6.375%	56,805	6.50%	61,175	7.00%
Total capital ratio (to risk-weighted assets)	107,061	12.25%	86,301	9.875%	87,393	10.00%	91,763	10.50%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2019.

CONTRACTUAL OBLIGATIONS

	As of September 30, 2019
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$—	$35,556	$—	$—	$35,556
Certificates of deposit $100,000 or more	161,129	118,433	625	—	280,187
Certificates of deposit less than $100,000	27,575	7,570	148	40	35,333
Subordinated debt	—	—	—	15,416	15,416
Total	$188,704	$161,559	$773	$15,456	$366,492
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
CREDIT EXTENSION COMMITMENTS

	As of September 30, 2019	As of December 31, 2018
(in thousands)
Unfunded lines of credit	$250,061	$209,209
Commitments to originate residential loans held for sale	2,306	647
Letters of credit	5,502	6,216
Total credit extension commitments	$257,869	$216,072
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

We seek to minimize our exposure to loss under letters of credit and credit commitments by subjecting them to the same credit approval and monitoring procedures as we do for on-balance sheet instruments. The effect on our revenue, expenses, cash flows and liquidity of the unused portions of these letters of credit commitments cannot be precisely predicted because there is no guarantee that the lines of credit will be used.
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

INTEREST SENSITIVITY GAP

September 30, 2019	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$631,627	$61,626	$173,346	$866,599	$342,693	$1,209,292
Securities	2,897	3,268	1,000	7,165	29,908	37,073
Interest bearing deposits at other financial institutions	40,521	—	—	40,521	—	40,521
Federal funds sold	3,464	—	—	3,464	—	3,464
Total earning assets	$678,509	$64,894	$174,346	$917,749	$372,601	$1,290,350

Liabilities
Interest bearing liabilities
Interest bearing deposits	$503,546	$—	$—	$503,546	$—	$503,546
Time deposits	26,720	27,494	133,938	188,152	127,368	315,520
Total interest bearing deposits	530,266	27,494	133,938	691,698	127,368	819,066
FHLB Advances	—	—		—	35,556	35,556
Other borrowed funds	—	—	—	—	15,416	15,416
Total interest bearing liabilities	$530,266	$27,494	$133,938	$691,698	$178,340	$870,038

Period gap	$148,243	$37,400	$40,408	$226,051	$194,261	$420,312
Cumulative gap	$148,243	$185,643	$226,051	$226,051	$420,312
Ratio of cumulative gap to total earning assets	11.49%	14.39%	17.52%	17.52%	32.57%
_______________

(1)	Includes loans held for sale.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2019:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2019	(8.2)%	(5.8)%	0.0%	8.2%	16.4%	24.6%
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
The following table illustrates the results of our EVE analysis as of September 30, 2019.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2019	(9.9)%	(4.1)%	0.0%	1.7%	1.6%	1.0%

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
Item 1A. RISK FACTORS.

There have been no material changes to the risk factors that appeared under “Part I, ITEM 1A. Risk Factors” of our 2018 Annual Report and as supplemented under “Part II, Item 1A. Risk Factors” of our Quarterly Report for the quarter ended September 30, 2019.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2019, the Company announced a stock repurchase program. The program enables the Company to repurchase up to $5.0 million of its outstanding common stock, and expires on December 31, 2020. During the three months ended September 30, 2019, the Corporation repurchased shares under the recently approved stock repurchase program, as reflected in the following table.

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 2019 to July 31, 2019	—	$—	—	$5,000,000
August 1, 2019 to August 31, 2019	21,130	$12.44	21,130	4,736,805
September 1, 2019 to September 30, 2019	—	—	—	4,736,805
Total	21,130	$12.44	21,130	$4,736,805

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAPITAL BANCORP, INC.
Registrant
Date: November 13, 2019        /s/ Ed Barry
Ed Barry
Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2019        /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

