Form 10-K
period 2019-12-31
Capital Bancorp Inc
filed 2020-03-16
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission file number 001-38671

CAPITAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2083046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2275 Research Boulevard, Suite 600, Rockville, Maryland 20850	20850
(Address of principal executive offices)	(Zip Code)
(301) 468-8848
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	CBNK	The NASDAQ Stock Market, LLC

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2019 was $119.6 million.
As of March 12, 2020, the Registrant had 13,869,509 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

Capital Bancorp, Inc. and Subsidiaries
Annual Report on Form 10-K
Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties relating to our operations and the business environment in which we operate, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, expectations, beliefs, projections, anticipated events or trends, growth prospects, financial performance, and similar expressions concerning matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “potential,” “opportunity,” “intend,” “plan,” “estimate,” “could,” “project,” “seek,” “should,” “will,” or “would,” or the negative of these words and phrases or similar words and phrases.
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

PART I
ITEM 1. BUSINESS
In this annual report, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Capital” refer to Capital Bancorp, Inc. and its wholly owned subsidiaries, Capital Bank, N.A., which we sometimes refer to as “Capital Bank,” “the Bank” or “our Bank,” and Church Street Capital, LLC. “Church Street Capital” or “CSC” refer to our wholly owned subsidiary, Church Street Capital, LLC.
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation, operating primarily through our wholly owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington, D.C. and Baltimore metropolitan areas. We serve businesses, not-for-profit associations and entrepreneurs throughout the region. Capital Bank is headquartered in Rockville, Maryland and operates a branch-lite model through five commercial bank branches, four mortgage offices, one loan production office, a limited service branch, corporate offices and operations facilities located in key markets throughout our operating area. As of December 31, 2019, we had total assets of $1.4 billion, total loans held for investment of $1.17 billion, total deposits of $1.23 billion, and total stockholders’ equity of $133.3 million.
Capital Bank currently operates three divisions: Commercial Banking, Capital Bank Home Loans, and OpenSky®. Our Commercial Banking division operates in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations. Capital Bank Home Loans and OpenSky® both leverage Capital Bank’s national banking charter to operate as national consumer business lines; Capital Bank Home Loans acts as our residential mortgage origination platform and OpenSky® provides nationwide, digitally-based, secured credit cards to under-banked populations and those looking to rebuild their credit scores.
In addition to the three divisions of Capital Bank, Church Street Capital also operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards and thereby command a higher rate of return. Until recently, CSC typically sold participation interests in these loans to third parties (including to certain of the Company’s and Bank's directors), and retained exposure of as little as 10 percent. In 2019, CSC more typically retained 100% of the exposures. In all cases CSC had retained servicing of the loans, thereby maintaining a relationship with the customer. CSC sells participations for the remainder of the balance to other real estate investors (including certain of the Company’s and the Bank’s directors) and high net worth individuals. All participations sold to directors were sold on terms no less favorable than terms generally available to unaffiliated third parties. For additional information on participations sold to our directors, please see “Certain Relationships and Related Party Transactions—Loan Participations with the Bank.” At December 31, 2019, the net portfolio of retained loans for CSC amounted to approximately $3.4 million. All of these loans were originated in our operating markets in the Washington, D.C. and Baltimore metropolitan areas.

5

In addition to its subsidiaries discussed above, Capital Bank, N.A. and Church Street Capital, Capital Bancorp, Inc. owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.

Commercial Banking Division
As of December 31, 2019, our Commercial Banking division accounted for approximately 89.3%, or $1.3 billion, of Capital Bank’s total assets. The Commercial Banking division operates out of four full service banking locations in the Washington, D.C. Metropolitan Statistical Area (“MSA”) and its full service banking location of Columbia, Maryland in the Baltimore, Maryland MSA. Additionally, we have two loan production offices located throughout the Washington, D.C. and Baltimore metropolitan areas. Our Commercial Banking division’s commercial loan officers and commercial real estate loan officers provide commercial and industrial, or C&I, commercial real estate and construction lending solutions to business clients in Capital Bank’s operating markets.
Construction lending is a core competency of our Commercial Banking division. Construction loans have increased to $198.7 million as of December 31, 2019, compared to $157.6 million for the same period in 2018, a 26.1% increase. As a percent of total gross loans, construction loans have increased to 16.9% from 15.7% for the same period reported. Our construction loan portfolio provides Capital Bank with short duration and higher yield loans. Our construction lending is focused on commercial and residential construction projects within the Washington, D.C. and Baltimore-Columbia-Towson, Maryland metropolitan operating areas, with limited exposure to suburban subdivision tract development. Our construction lending team consists of long-term employees of Capital Bank who are responsible for sourcing and structuring all construction loans that are originated.
In addition to its loan officers, our Commercial Banking division currently has a team of ten business development officers concentrating on continuing to diversify Capital Bank’s funding sources away from wholesale funding and towards core deposit funding by focusing on core deposits and treasury management. These business development officers, in conjunction with our recently introduced incentive program based upon core deposit capture from lending customers, have successfully reduced Capital Bank’s net non-core funding dependence ratio from 24.1% at December 31, 2014 to 13.0% at December 31, 2019. We expect that our deposit gathering teams will continue to help decrease our wholesale funding dependence through improved low-cost core funding.
Capital Bank Home Loans Division
Capital Bank Home Loans (formerly Church Street Mortgage) originates conventional and government-guaranteed residential mortgage loans on a national basis, for sale into the secondary market and in certain, limited circumstances for our loan portfolio. Loans sold into the secondary market are sold servicing released. Loans retained for our portfolio are generally adjustable rate mortgage loans on primary residences within Capital Bank’s operating markets to individuals who own businesses where Capital Bank may also pursue a commercial lending relationship and has a vested interest in maintaining full control of the lending relationship.
The following table presents, for the periods indicated, certain loan origination data for Capital Bank Home Loans.

	Years Ended December 31,
(Dollars are in thousands)	2019	2018	2017	2016	2015
Mortgage Metrics:
Loans held for sale originations	$593,189	$337,122	$418,912	$853,674	$754,965
Loans held for sale proceeds net of mortgage banking revenue	$540,686	$344,940	$441,960	$844,464	$759,350
Purchase volume as a % of originations	51.89%	79.43%	52.50%	18.79%	22.51%
Gross proceeds from the sale of loans	$15,955	$9,477	$10,377	$15,373	$11,541
Gain on sale as a % of loans sold	2.95%	2.75%	2.01%	1.82%	1.52%

Historically, Capital Bank Home Loans has relied heavily on refinance origination volume as opposed to purchase origination volume. In 2018, as a result of increases in the interest rate environment, purchase origination volume exceeded refinance origination volume. However, in 2019, the interest rate environment decreased and the Company experienced a 27.5% decline in purchase origination volume year over year. Purchase origination volume was 51.9% for the year ended December 31, 2019, compared to 79.4% at December 31, 2018.
Approximately 67.2% of Capital Bank Home Loan loans originations by volume occur within Capital Bank’s operating markets in Maryland, Virginia and Washington, D.C. The remainder of originations are national in scope and occur primarily through a consumer direct channel utilizing consumer marketing, including through social media applications.
OpenSky® Secured Credit Card Division
The OpenSky® division provides secured credit cards (with a minimum initial deposit of $200 and maximum initial deposits of $3,000 per card and $5,000 per individual) on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. In order to obtain a credit card from us, the customer must select a credit line amount that they are willing to secure with a matching deposit amount. A deposit equal to the full credit limit of the card is made, using a debit card, check, wire or Western Union transfer, into a noninterest-bearing demand account with the Bank. When the account is opened the deposit is required to be maintained throughout the life of the card. The customer’s funding of the deposit account is collateral and it is not a consideration in the credit card approval process, but is a prerequisite to activating the credit line. Credit card eligibility is based on identity and income verification. Once the customer’s deposit account has been funded, the credit line is activated and the collateral funds are generally available to absorb any losses on the account that may occur. As of December 31, 2019, approximately 11.9% of our credit card portfolio was delinquent by 30 days or more. Based on our prior experience, approximately 20% of our new secured credit cards will experience a charge-off within the first year of issuance primarily due to the relative inexperience of this under-banked population in effectively managing credit card debt.
Additionally, using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. OpenSky® secured credit cards have floating interest rates, which are beneficial in a rising rate environment, and we believe the OpenSky® secured credit card product may provide a counter-cyclical benefit as more people enter its target segment of credit rebuilders during an economic downturn. At December 31, 2019, we had $0.9 million of unsecured unused lines of credit and $3.1 million of outstanding unsecured credit card advances.

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
OpenSky®’s cards operate on a fully digital and mobile platform with all marketing and application procedures conducted through its website or mobile application. Given the secured nature of the cards, credit checks are not required at the time of application; however, as each customer’s account ages, we obtain credit scores to baseline their improvement as an input into any decision to extend unsecured credit in the future.

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
Deliver premium advice-based solutions that drive organic loan and core deposit growth with corresponding net interest margin

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

•
Capitalize on market dislocation from recent in-market acquisitions to continue to attract top sales talent, such as our Fiduciary Banking Team and the leader of our Business Banking group, and acquire new commercial banking relationships from local competitors; and

•	Selectively add banking centers where sales teams have already proved an ability to capture market share and leverage customer relationships.
Leverage technology to improve the customer experience and loyalty and deliver operational efficiencies

•	Use solution structuring and customized technology implementation as differentiators to add value to clients with complex needs and further our relationships within our existing customer base;

•	Deploy technologies that better support our lending associates and simplify our processes;

•	Maximize the potential of web-based and mobile banking applications to drive core funding while maintaining our branch-lite business model; and

•	Enhance cross-selling capabilities among our OpenSky®, Capital Bank Home Loans and Commercial Banking division customers.
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
Summary Demographic and Other Market Data
According to the U.S. Census Bureau, the Washington, D.C. and Baltimore, Maryland , Metropolitan Statistical Areas (MSAs) include the four wealthiest counties in the United States, as well as five of the 10 wealthiest counties. Overall, the Washington, D.C. MSA ranks third out of the largest 25 MSAs (ranked by population) in income levels with a current median household income of approximately $102.260 thousand, which is approximately 61.9% higher than the national average. Additionally, the Washington, D.C. MSA is currently the sixth largest MSA in the United States with a total population of more than 6.3 million people (and when combined with the Baltimore, Maryland MSA, the Washington, D.C. and Baltimore metropolitan areas are home to a population of more than 9.1 million). We expect our strategies to benefit from the continued growth in population and high income of our market area’s residents.

State	Total Population 2019 (Actual)	Population Change 2010-2019	Projected Population Change 2019-2025	Median Household Income 2019	HH Income Change 2011-2019	Unemployment Rate (Dec 2019)
Washington D.C. MSA	6,311,930	11.99%	5.25%	102,260	26.90%	2.6%
Baltimore, Maryland MSA	2,822,500	4.13	1.57	83,825	32.66	2.9
State of Maryland	6,098,420	5.63	2.08	85,459	27.42	3.0
District of Columbia	710,893	18.14	8.09	83,044	52.31	4.9
Counties of Operation (1)	2,557,553	9.27	3.44	358,975	25.65	2.2
United States	329,236,175	6.64	3.61	63,174	27.04	3.4
_______________
Source: S&P Global Market Intelligence, U.S. Bureau of Labor Statistics

(1)	Data consists of deposit-weighted average using county-level deposits.
According to the Bureau of Economic Analysis, the Washington, D.C. MSA has a large and diversified economy, with an annual gross domestic product of nearly $541 billion. When combined with the Baltimore, Maryland MSA, the Washington, D.C. and Baltimore metropolitan areas in which we operate has a combined gross domestic product of more than $746 billion, and this combined GDP has grown approximately 27% between 2010 and 2018. The Washington, D.C. MSA is a desirable market for a broad range of companies in a variety of industries, including 16 companies from the 2019 Fortune 500 list, and 7 of the United States’ largest 100 private companies, according to the 2019 Forbes list of largest private companies by revenue. The following table provides an in-depth view of the distribution of employment within the Washington, D.C. MSA.

Washington, D.C. MSA Employment By Sector
_______________
Source: U.S. Bureau of Labor Statistics; Data as of December 2019
Note: Data not seasonally adjusted
As the home of the federal government, the broader Washington, D.C. region benefits from consistent population growth and remains well positioned to capitalize on any increase in government spending and infrastructure. Further, as banks in our market have experienced continued consolidation over the last few years, our opportunities to attract talented employees and capitalize on customer dislocation have improved.
With its strong demographic characteristics, scale and robust economic activity we believe that the Washington, D.C. and Baltimore metropolitan areas represent a strong geographic market for us to realize our continued growth strategies within our Commercial Banking division. The Washington, D.C. area serves as a regional, national and global center for several industries, including:
Government Contracting

•	The Washington, D.C. metro area received $81.2 billion in government contracting awards from October 2017 to September 2018, according to data from USASpending.gov.

•
According to the Annual Review of Government Contracting of the National Contract Management Association, Virginia, Maryland and the District of Columbia represent three of the top five markets in the United States for annual government contracts awarded in 2018.

12

•
The Washington, D.C. MSA is home to some of the largest defense contracting companies in the world, including Lockheed Martin (Bethesda, Maryland), Leidos (Reston, Virginia), General Dynamics (Falls Church, Virginia), and Northrop Grumman (Falls Church, Virginia).

Hospitality and Tourism

•
The Washington, D.C. MSA is home to three of the world’s largest hotel and resort chains, Marriott International, Inc. (Bethesda, Maryland), Hilton Worldwide Holdings Inc. (McLean, Virginia) and Host Hotels & Resorts, Inc. (Bethesda, Maryland).

•
Worldwide interest in Washington, D.C.’s monuments, museums, and diverse neighborhoods drives a strong interest in tourism in the area. According to Destination DC, the area was visited by more than 23.8 million domestic and international tourists in 2018. The high volume of tourists contributed to $7.8 billion of spending in the area in 2018, an increase of 4.3% from 2017. D.C’s total visitor volume in 2018 reached a record high and is expected to continue to increase by 2 to 4% each year through 2021. The tourism industry supports 76,522 jobs in Washington, D.C

In addition to their diverse economies, we believe the Washington, D.C. and Baltimore, Maryland metropolitan areas provide a favorable environment for economic strength going forward. As the home of the federal government, the broader Washington, D.C. region benefits from consistent population growth and remains well positioned to capitalize on any increase in government spending and infrastructure. Further, as banks in our market have experienced continued consolidation over the last few years, our opportunities to attract talented employees and capitalize on customer dislocation have improved. There were 6 bank mergers in the Washington, D.C. and Baltimore, Maryland MSAs in 2019.With the shrinking number of locally headquartered community banks (seven of the top 10 banks in Washington, D.C. MSA by market share are not headquartered in the region), we believe that we have the ability to continue our historical growth by serving the middle market businesses and their owners in the Washington, D.C. and Baltimore, Maryland MSAs who prefer high quality service and local decision making that is unavailable at larger, out-of-market banking institutions.
With its unique demographic characteristics, scale and robust economic activity, we believe that the Washington, D.C. and Baltimore metropolitan areas are a strong geographic market in which we can realize our continued growth strategies for our Commercial Banking division.
Lending Activities
Overview. We maintain a diversified loan portfolio with various types of loan products and customer characteristics, and a focus on variable rate, shorter term and higher yielding products. Our lending services cover residential and commercial real estate loans, on an owner and non-owner-occupied basis, construction loans, commercial business loans. Secured credit card lines are substantially secured by a deposit at the Bank in an amount equal to the full credit limit of the credit card. Lending activities originate from the efforts of our bankers, with an emphasis on lending to individuals, professionals, small- to medium-sized businesses and commercial companies located in our market areas.

The following table presents the composition of our total loan portfolio, by category, as of December 31, 2019.
LOAN PORTFOLIO COMPOSITION

Loan Composition
(Dollars in thousands)	Amount	Percentage of Total Loans
Real estate:
Residential	$427,926	36%
Commercial	348,091	30
Construction	198,702	17
Subtotal real estate	974,719	83
Commercial	151,109	13
Credit card	46,412	4
Other consumer	1,285	—
Total	$1,173,525	100.0%
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor owned residences. We also offer home equity lines of credit. Our residential real estate lending products are offered primarily to customers within our geographic markets. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Our investor residential real estate loans are based on 25-year amortization terms with a balloon payment due after five years. In general, the required minimum debt service coverage ratio is 1.15.
Commercial Real Estate Loans. We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2019, we had approximately $165.4 million of owner-occupied commercial real estate loans, representing approximately 47.5% of our commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at 5 years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and global debt service obligations. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices, warehouses, production facilities, office buildings, mixed-use residential/commercial property, retail centers and multifamily properties.
Construction Loans. Our construction loan portfolio primarily includes loans to builders for the construction of single-family homes, condominium and townhouse conversions or renovations and, to a lesser extent, loans to individual clients for construction of owner-occupied single-family homes in our market areas. Construction loans are generally made with a term of 12 to 18 months. According to our underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. Loan proceeds are disbursed based on the completion of certain milestones and only after the project has been inspected by an experienced construction lender or third-party inspector.
Commercial Business Loans. In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our target markets, underwritten based on each borrower’s ability to service debt from income. We typically take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment and we generally obtain a personal guaranty from the borrower or other principal. Other than lines of credit, our commercial loans generally have fixed interest rates and five or seven year terms depending on the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral.
Credit Cards. Through our OpenSky® credit card division, we provide credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis) the Bank has recently begun to offer to qualified customers an unsecured line in excess of their secured line of credit.
Other Consumer Loans. On a case by case basis we also make loans to individuals, including secured and unsecured installment and term loans, car loans and boat loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to consumers who do not have a pre-existing relationship with us.
Credit Policies and Procedures
General. We maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting, and a conservative credit culture. Our lending policies do not provide for any loans that are highly speculative, subprime or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture.
We have a service-driven, relationship-based, business-focused credit culture, rather than a price-driven, transaction-based culture. Substantially all of our commercial loans are made to borrowers located or operating in our primary market areas with whom we have ongoing relationships across various product lines. We have a limited number of loans secured by properties located in out-of-market areas.
Credit Concentrations. We actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentration limits with respect to loan product types to enhance portfolio diversification. The Bank’s concentration management program couples quantitative data with a qualitative approach to provide an in-depth understanding of its loan portfolio concentrations. The Bank’s routine commercial real estate portfolio analysis includes concentration trends by portfolio product type, overall commercial real estate growth trends, pool correlations, risk rating trends, policy and/or underwriting exceptions, non-performing trends, stress testing, market and submarket analysis and changing economic conditions. The portfolio concentration limits set forth in the Bank’s Credit Underwriting Guidelines are reviewed and approved by the Loan Committee of the Bank’s board of directors at least annually and are based on risk profile, strategic portfolio diversification goals, quality of the portfolio segment, overall budgeted growth goals and comparisons to our peers. Concentration levels are monitored by management and reported to the Bank’s board of directors monthly.
Loan Approval Process. As of December 31, 2019, the Bank had a legal lending limit of approximately $19.3 million for loans secured without readily marketable collateral, and its “in-house” lending limit was $15.0 million for the same period. The Bank’s lending activities are governed by written underwriting policies and procedures that have been approved by the Loan Committee of the Bank’s board of directors. The policies provide several levels of delegated lending authority to the Management Loan Committee, the Credit Loan Committee, senior management and loan officers of the Bank. The lending authority hierarchy varies depending on loan amount, collateral type and total borrower exposure. A multi-tiered group level approach based on experience, capability and management position dictates lending authorities for senior management and loan officers.

We conduct weekly loan meetings, attended by substantially all of our loan officers, related loan production staff and credit administration staff at which asset quality and delinquencies are reviewed. Our evaluation and compensation program for our loan officers includes significant goals, such as the percentages of past due loans and charge-offs to total loans in the loan officer’s portfolio. We believe this program motivates loan officers to focus on the origination and maintenance of high quality credits consistent with our strategic focus on asset quality.
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
Loans in excess of $250,000 that are downgraded or classified undergo a quarterly review by the Special Asset Committee of the Bank’s board of directors. This review includes an evaluation of market conditions, the property’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we periodically have an independent, third-party review performed on our loan grades and our credit administration functions. Finally, we perform an annual stress test of our loan portfolio during which we evaluate the impact of declining economic conditions on the portfolio based on previous recessionary periods. Management reviews these reports and presents them to the Loan Committee of the Bank’s board of directors. These asset review procedures provide management with additional information for assessing our asset quality. In addition,we perform frequent evaluations and regular monitoring of business and personal loans that are not secured by real estate.
Deposits
Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, e-Statements, bank-by-mail and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts, and treasury management services. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We also selectively seek to cross-sell deposit products at loan origination. We supplement our retail deposits with wholesale funding sources such as deposit listing services, CDARS and brokered deposits. We actively market our certificate of deposit products and rely primarily on competitive pricing policies to attract and retain these deposits. Our credit card customers are also a significant source of deposits.
Residential Mortgage Origination
We originate residential mortgages for sale on the secondary market through Capital Bank Home Loans, the mortgage division of our Bank. We have developed a scalable platform for mortgage originations within this division and believe that we have significant opportunities to grow the business. We sell substantially all mortgage loans we originate with servicing released to various investors in the secondary market. As a result of recent changes in the interest rate environment, our mortgage division is currently undergoing a transition from being heavily weighted toward refinance volume to being more weighted toward purchase volume and niche products with relatively higher margins. As part of this effort, we have established our

Community Lending Group, which focuses on first-time home buyers, and our Renovation Group, which focuses on originating renovation focused loans, within the division, as well as hiring several new originators focused primarily on purchase originations. At December 31, 2019, we had a dedicated team of 40 mortgage loan officers to service this line of business.
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
Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated commercial banking product suite, our high quality customer service culture, our positive reputation and long-standing community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Our Employees
As of December 31, 2019, we employed 230 full-time equivalent persons. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We consider our relations with our employees to be good.
Available Information
The Company provides access to its SEC filings through its web site at www.capitalbankmd.com. After accessing the web site, the filings are available upon selecting “Investor Relations.” Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Further, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10-K is not part of, or incorporated by reference into, this Annual Report on Form 10-K and should not be relied upon in determining whether to make an investment decision.
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

Regulation of Capital Bank
The operations and investments of our Bank are subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the OCC as well as other federal banking statutes and regulations, including with respect to the level of reserves that our Bank must maintain against deposits, restrictions on the types, amount, and terms and conditions of loans it may originate, and limits on the types of other activities in which our Bank may engage and the investments that it may make. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. Because our Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over our Bank. If, as a result of an examination of our Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, to restrict growth, assess civil monetary penalties and remove officers and directors. The regulators also may request the FDIC to terminate the Bank’s deposit insurance.
Regulatory Relief Act
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), which amends parts of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does make regulatory changes that are favorable to depository institutions with assets under $10 billion, such as the Bank and to BHCs with total consolidated assets of less than $10 billion, such as the Company. The Regulatory Relief Act also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Certain provisions of the Regulatory Relief Act favorable to the Company and the Bank require the federal banking agencies to either promulgate regulations or amend existing regulations, and it will likely take some time for these agencies to implement the necessary regulations.
Provisions That Are Favorable to Community Banks. There are several provisions in the Regulatory Relief Act that will have a favorable impact on community banks such as the Bank. These are briefly referenced below.
Increase in Small BHC Policy Threshold. The Regulatory Relief Act directs the Federal Reserve to increase the asset threshold for qualifying for the Federal Reserve’s “Small Bank Holding Company Policy Statement” (the “Policy”), from $1 billion to $3 billion. The Federal Reserve’s revisions to the Policy took effect on August 30, 2018. Small BHCs or SLHCs are excluded from the Policy if they are engaged in significant non-banking activities, engaged in significant off-balance sheet activities, or have a material amount of debt or equity registered with the Securities and Exchange Commission (“SEC”). The Federal Reserve also retains the authority to exclude any BHC or SLHC from the Policy if such action is warranted for supervisory purposes. The Policy allows covered BHCs to operate with higher levels of debt than would normally be permitted, subject to certain restrictions on dividends and the expectation that the BHC will reduce its reliance on debt over time. Also, BHCs that are subject to the Policy are exempt from the Federal Reserve’s consolidated risk-based and leverage capital rules implementing Basel III and are instead subject to the capital requirements that had been in place before the U.S. implementation of the Basel III standards, which are generally less onerous. BHCs subject to the Policy also have less extensive regulatory reporting requirements than larger organizations filing. Management believes the Corporation meets the conditions of the Federal Reserve’s Policy and is therefore excluded from consolidated capital requirements at December 31, 2019; however the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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
Short Form Call Reports. The Regulatory Relief Act requires the federal banking agencies to promulgate regulations allowing an insured depository institution with less than $5 billion in total consolidated assets (and that satisfies such other criteria as determined to be appropriate by the agencies) to submit a short-form call report for its first and third quarters.
Transactions with Affiliates and Insiders
We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act (the “FRA”) that limit the size, number and terms of transactions that depository institutions may engage in with their affiliates. Under these provisions, covered transactions by a bank with nonbank affiliates (such as loans to or investments in an affiliate by the bank) must be on arms-length terms and generally be limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate, and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” to include derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions and an increase in the period of time during which collateral requirements regarding covered credit transactions must be satisfied. The Federal Reserve has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank’s BHC parent and companies that are under common control with the bank. We are considered to be an affiliate of the Bank.
We are also subject to restrictions on extensions of credit to our executive officers, directors, shareholders who own more than 10% of our Common Stock, and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to such persons and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit. Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The proscribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000. Furthermore, we are prohibited from engaging in asset purchases or sales transactions with our officers, directors, or principal shareowners unless the transaction is on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the bank’s disinterested directors has approved the transaction.
Indemnification payments to any director, officer or employee of either a bank or a BHC are subject to certain constraints imposed by the FDIC.

Incentive Compensation
Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and rewards in a manner that does not encourage imprudent risk-taking, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the future. It presently cannot be determined whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.
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
The FDIC’s methodology for setting assessments for individual banks has changed over time, although the broad policy is that lower-risk institutions should pay lower assessments than higher-risk institutions. The FDIC now uses a methodology, known as the “financial ratios method,” that began to apply on July 1, 2016, in order to meet requirements of the Dodd-Frank Act. The statute established a minimum designated reserve ratio (the “DRR”) for the DIF of 1.35% of the estimated insured deposits and required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35%. The financial ratios took effect when the DRR exceeded 1.15%. The FDIC declared that the DIF reserve ratio exceeded 1.15% by the end of the second quarter of 2016. Accordingly, beginning July 1, 2016, the FDIC began to use the financial ratios method. This methodology assigns a specific assessment rate to each institution based on the institution’s leverage capital, supervisory ratings, and information from the institution’s call report. Under this methodology, the assessment rate schedules used to determine assessments due from insured depository institutions become progressively lower when the reserve ratio in the DIF exceeds 2% and 2.5%.
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
In July 2013, the federal banking agencies adopted a final rule, or the Basel III Final Rule, implementing these standards. Under the Basel III Final Rule, trust preferred securities are excluded from Tier I capital unless such securities were issued prior to May 19, 2010 by a BHC with less than $15 billion in assets, subject to certain limits. The Dodd-Frank Act additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, which implements this concept, banks must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by this amount each year until it became fully implemented at 2.5% in January 2019.
For purposes of calculating risk-weighted assets, the Basel III Final Rule is designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under this rule, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets, which reflect on- and off-balance sheet items.
For this purpose, certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk weighting, and direct obligations of the United States Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are assigned a 100% credit conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) are assigned a 50% credit conversion factor. Short-term commercial letters of credit are assigned a 20% credit conversion factor, and certain short-term unconditionally cancelable commitments are assigned a 0% credit conversion factor.
Minimum capital standards under the Basel III Final Rule for banks of our size took effect on January 1, 2015 with a phase-in period that generally extended through January 1, 2019 for certain of the changes. As discussed under “—Prompt Corrective Action,” depository institutions and depository holding companies with less than $10 billion in total consolidated assets, such as the Company and the Bank, will be deemed to satisfy both the leverage and risk-based capital requirements, provided they satisfy a new “Community Bank Leverage Ratio” required to be promulgated by the Federal Banking agencies.
Under the Basel III Final Rule, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (“CET1”) (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to certain adjustments and deductions for items such as goodwill, other intangible assets, reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator) to risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015 as well. The required ratio of “Tier 1 Capital” (consisting generally of CET1 and qualifying preferred stock) to risk-weighted assets is 6%. The remainder of total capital, or Tier 2 Capital, may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.
As of January 1, 2019, the Bank is required to maintain a minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets ratio of 7%, a Tier 1 capital to risk-weighted assets ratio of 8.5% and a minimum total capital to risk-weighted assets ratio of 10.5%.

The Basel III Final Rule also includes minimum leverage ratio requirements for banking organizations, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Prior to the effective date of the Basel III Final Rule, banks and BHCs meeting certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, were permitted to maintain a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and BHCs generally were required to maintain a minimum leverage ratio between 4% and 5%. Under the Basel III Final Rule, as of January 1, 2015, the required minimum leverage ratio for all banks is 4%.
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
The requirements of the Dodd-Frank Act are still in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. In addition, the Regulatory Relief Act modifies several provisions in the Dodd-Frank Act, but are subject to implementing regulations. Given the uncertainty associated with the way the provisions of the Dodd-Frank Act and the Regulatory Relief Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. On September 27, 2017, the federal banking agencies proposed a rule intended to reduce the regulatory compliance burden, particularly on community banking organizations, by simplifying several requirements in the Basel III-based capital rules. Specifically, the proposed rule simplifies the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. In 2017, the federal banking agencies adopted an extension of the transition period for application of the Basel III-based capital rules to certain investments, effectively freezing the capital treatment of affected investments until the changes proposed in the September 2017 proposal are finalized and effective. In addition, the Regulatory Relief Bill addressed the capital treatment of certain acquisition, development and construction loans. See “—Commercial Real Estate Construction Guidelines.”
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.
Commercial Real Estate Concentration Guidelines
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate (“CRE”) loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied CRE (including construction) loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.
At December 31, 2019, the Bank’s construction to total risk based capital ratio was 147.7%, its total non-owner occupied commercial real estate (including construction) to total capital ratio was 341.6% and therefore exceeded the 100% and 300% regulatory guideline thresholds set forth in clauses (iii) and (iv) above. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines.
Currently, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan to value is less than the applicable maximum supervisory loan to value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.
The Regulatory Relief Act prohibits federal banking agencies from assigning heightened risk weights to HVCRE exposures, unless the exposures are classified as HVCRE acquisition, development and construction loans. The Federal banking agencies issued a proposal in September 2017 to simplify the treatment of HVCRE and to create a new category of commercial real estate loans called “high-volatility acquisition, development or construction” (“HVADC”) with a lower risk weight of 130%. A significant difference between the Regulatory Relief Act and the agencies’ HVADC proposal arises from the Regulatory Relief Act’s preservation of the exemption for projects where the borrower has contributed at least 15% of the real property’s appraised “as completed” value.
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
The Regulatory Relief Act requires the federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8% to 10% for depository institutions and depository institution holding companies, including banks and BHCs, with less than $10 billion in total consolidated assets, such as the Company and the Bank. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed in compliance with all other capital and leverage requirements: (1) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the federal banking agencies’ “prompt corrective action” regime; and (3) any other capital or leverage requirements to which the depository institution or holding company is subject, in each case, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.
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
An insured depository institution’s capital level may have consequences outside the prompt corrective action regime. For example, only well-capitalized institutions may accept brokered deposits without restrictions on rates, while adequately capitalized institutions must seek a waiver from the FDIC to accept such deposits and are subject to rate restrictions. Well-capitalized institutions may be eligible for expedited treatment of certain applications, an advantage not available to other institutions.
As noted above, Basel III integrates the new capital requirements into the prompt corrective action category definitions. As a result of the Federal Reserve’s revisions to the Policy raising the total consolidated asset limit in the Policy from $1 billion to $3 billion, Capital Bancorp is currently exempt from the consolidated capital requirements.

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
As of December 31, 2019, the Bank was “well capitalized” according to the guidelines as generally discussed above.
Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.
In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.
Community Reinvestment Act
The CRA requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. Our Bank received a “satisfactory” rating in its most recent CRA evaluation.
Anti-Terrorism, Money Laundering Legislation and OFAC
The Bank is subject to the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator.
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
The Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and persons, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons that are the target of sanctions, including the List of Specially Designated Nationals and Blocked Persons. Financial institutions are responsible for, among other things, blocking accounts of and transactions with sanctioned persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked and rejected transactions after their occurrence. If the Company or the Bank finds a name or other information on any transaction, account or wire transfer that is on an OFAC list or that otherwise indicates that the transaction involves a target of sanctions, the Company or the Bank generally must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.
The Bank has implemented policies and procedures to comply with the foregoing requirements.
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
The Consumer Financial Protection Bureau
The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Mortgage Loan Origination
The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB, or the ATR/QM Rule, a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, the Veterans Administration or the United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective in January 2014.
The Regulatory Relief Act provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the “ability to repay” requirement. To qualify for this, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation.
The Regulatory Relief Act directs federal banking agencies to issue regulations exempting certain insured depository institutions and insured credit unions with assets of $10 billion or less from the requirement to establish escrow accounts for certain residential mortgage loans.
Insured depository institutions and insured credit unions that originated fewer than 500 closed-end mortgage loans or 500 open-end lines of credit in each of the two preceding years are exempt from a subset of disclosure requirements (recently imposed by the CFPB) under the Home Mortgage Disclosure Act (“HMDA”), provided they have received certain minimum CRA ratings in their most recent examinations.
The Regulatory Relief Act also directs the Comptroller of the Currency to conduct a study assessing the effect of the exemption described above on the amount of HMDA data available at the national and local level.
In addition, Section 941 of the Dodd-Frank Act amended the Exchange Act to require sponsors of asset-backed securities (“ABS”) to retain at least 5% of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule requires a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells, or conveys to a third party; and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20% of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by Qualified Residential Mortgages (“QRMs”), and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. For purposes of residential mortgage securitizations, the Risk Retention Rule took effect on December 24, 2015. For all other securitizations, the rule took effect on December 24, 2016.

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
The Regulatory Relief Act creates an exemption from prohibitions on propriety trading, and relationships with certain investment funds for banking entities with (i) less than $10 billion in total consolidated assets, and (ii) trading assets and trading liabilities less than 5% of its total consolidated assets. Currently, all banks are subject to these prohibitions pursuant to the Dodd-Frank Act. Any insured depository institution that is controlled by a company that itself exceeds these $10 billion and 5% thresholds would not qualify for the exemption. In addition, the Regulatory Relief Act eases certain Volcker Rule restrictions on all bank entities, regardless of size, for simply share a name with hedge funds and private equity funds they organize. While the Company would be exempt from the prohibition on proprietary trading pursuant to the Regulatory Relief Act, currently, the Company does not have any ownership interest in, or relationships with, hedge funds or private equity funds, or covered funds, or engage in any activities that would have previously subjected it to the Volcker Rule.
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
Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.
Federal Home Loan Bank Membership
The Bank is a member of the FHLB. Each member of the FHLB is required to maintain a minimum investment in the Class B stock of the FHLB. The Board of Directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLB depends entirely upon the occurrence of a future event, the Company is unable to determine the extent of future required potential payments to the FHLB.

Additionally, if a member financial institution fails, the right of the FHLB to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors.
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

•	Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;

•
Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;

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
Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. While there has been an improvement in the U.S. economy since the 2008 financial crisis as evidenced by a rebound in the housing market, lower unemployment and higher equity capital markets, economic growth has been uneven and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, the effects of the legislation and the impact such actions and other policies the current administration may have on economic and market conditions.
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
Unlike many of our larger competitors that maintain significant operations located outside our market area, substantially all of our commercial business clients are located and doing business in the Washington, D.C. and Baltimore metropolitan areas. As of December 31, 2019, approximately 89.0% of our loans held for investment (measured by dollar amount) were made to borrowers who live or conduct business in the Washington, D.C. and Baltimore metropolitan areas. Therefore, our success depends upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in the Washington, D.C. and Baltimore metropolitan areas than those of larger, more geographically diverse competitors. A downturn in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of our depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects the Washington, D.C. and Baltimore metropolitan areas, or existing or prospective borrowers or depositors in the Washington, D.C. and Baltimore metropolitan areas could have a material adverse effect on our business, financial condition and results of operations. From time to time, our Bank may provide financing to customers who live or have companies or properties located outside our core markets. In such cases, we would face similar local market risk in those communities for these customers.

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
We have grown rapidly over the last several years, primarily through organic growth. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to manage our growth effectively, which depends on a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we are successful in continuing our growth, we cannot be certain that further growth would offer the same levels of potential profitability, or that we would be successful in controlling costs and maintaining asset quality in the face of that growth. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could have an adverse effect on our business, financial condition and results of operations.
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
We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2019, our allowance for loan losses totaled $13.3 million, which represents approximately 1.14% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of our allowance for loan losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors (including third-party review and analysis), both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses depends on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, has recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2023. CECL will require financial institutions to estimate and develop a provision for credit losses over the lifetime of the loan at origination, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model may create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
As of December 31, 2019, we had approximately $151.1 million of commercial and industrial loans to businesses, which represents approximately 12.9% of our total loan portfolio held for investment. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people. The death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.
Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2019, approximately $331.8 million, or 28.3%, of our total loans held for investment were nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $198.7 million, or 16.9%, of our total loans held for investment were construction loans. Furthermore, as of December 31, 2019, our commercial real estate loans (excluding owner-occupied commercial real estate loans) totaled 172.0% of our total risk based capital. These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to the risk of liquidating the collateral securing these loans in times where there may be significant fluctuation of commercial real estate values. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2019, approximately $974.7 million, or 83.0%, of our total loans held for investment were loans with real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations.
A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
As of December 31, 2019, approximately $151.1 million, or 12.9%, of our total loans held for investment were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

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
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2019, we held approximately $2.4 million in OREO that is currently marketed for sale. The amount that we, as a mortgagee, may realize after a default depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.
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
Our most important source of funds is deposits. As of December 31, 2019, approximately $606.9 million, or 49%, of our total deposits were interest bearing demand, savings and money market accounts. Historically our savings, money market deposit and interest bearing demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.
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
We utilize brokered deposits as a complementary funding source. We had $88.8 million, or 7.2% of our total deposits, in “brokered deposit” accounts at December 31, 2019. A brokered deposit is a deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies whose deposit decisions are based almost exclusively on obtaining the highest interest rates. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept, or prohibited from accepting, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB advances, attempting to attract non-brokered deposits and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.
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
In addition, we had $115.3 million, or 9.4% of our deposits, in certificates of deposit of $250,000 and greater at December 31, 2019, of which $81.6 million, or 6.6%, were due to mature within one year. These deposits are, like brokered deposits, generally interest rate sensitive. We also use listing service deposits that tend to be interest rate sensitive. As of December 31, 2019, our certificates of deposit from listing services amounted to $78.2 million or 6.4% of our deposits. Consequently, these types of deposits may not provide the same stability to a bank’s deposit base as traditional local retail deposit relationships and our liquidity may be negatively affected if that funding source experiences supply difficulties due to loss of investor confidence or a flight to other investments.
We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.
As of December 31, 2019, our 10 largest non-brokered depositors accounted for $332.0 million in deposits, or approximately 27.0% of our total deposits. Our board of directors, directly and indirectly, accounted for $141.3 million of deposits as of December 31, 2019. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our mortgage banking division may not continue to provide us with significant noninterest income.
For the year ended December 31, 2019, the Bank originated $593.2 million and sold $540.2 million of residential mortgage loans net of mortgage banking revenue, and originated $337.1 million and sold $344.9 million in the same period of 2018. The residential mortgage business is highly competitive and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the traditional mortgage origination business is relationship-based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors, we cannot be certain that we will be able to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.

We earn income by originating residential mortgage loans for resale in the secondary mortgage market, and disruptions in that market could reduce our operating income.
Historically, as part of our focus on loan origination and sales activities, we enter into formal commitments and informal agreements with larger banking companies and mortgage investors earning the Bank income from these sales. Under these arrangements, we originate single-family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. The adverse effects of these disruptions in the secondary market for residential mortgage loans may recur.
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
These disruptions may not only affect us but also the ability and desire of mortgage investors and other banks to purchase residential mortgage loans that we originate. As a result, we may not be able to maintain or grow the income we receive from originating and reselling residential mortgage loans, which would reduce our operating income. Additionally, we hold certain mortgage loans that we originated for sale, increasing our exposure to interest rate risk and adverse changes in the value of the residential real estate that serves as collateral for the mortgage loan prior to sale.
Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our mortgage banking division.
The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product-specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify an investor if there is non-compliance with defined loan origination or documentation standards including fraud, negligence, material misstatement in the loan documents or non-compliance with applicable law. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term or return profits made should the loan prepay within a short period. In general, the potential mortgagor early default repurchase period is approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, non-compliance with law or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties. Should such loan repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact business, financial condition and results of operations.
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
Although OpenSky® credit cards are secured, losses may occur primarily as a result of fraud, or when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Fraud, such as identity fraud, payment fraud and funding fraud (where an individual funds a card using information from someone they know well, such as a relative or roommate) can result in substantial losses. In the case of an OpenSky® account that is funded through fraud on the part of an applicant, we are required by applicable laws to refund the amount of the original deposit, and we charge off balances which were subsequently charged on the card. Customers exceeding established credit limits occurs due to certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas stations and hotel deposits. If an OpenSky® cardholder exceeds his or her credit limit as a result of purchases in one of these categories, we may incur losses for amounts in excess of the collateral deposited if the borrower is unable to repay such excess amounts. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments. For example, in the event a card becomes more than 120 days past due, the credit card balance is recovered against the corresponding deposit account and a charge-off is recorded for any related fees, accrued interest or other charges in excess of the deposit account balance. We have invested in technology and systems to prevent and detect fraudulent behavior and mitigate losses but such investments may not be adequate, and our systems may not adequately monitor or mitigate potential losses arising from these risks.
As of December 31, 2019, OpenSky® credit card balances were $46.4 million, of which $45.5 million were fully secured. Total noninterest bearing collateral deposit account balances were $78.2 million as of the same date. As of December 31, 2019, approximately 11.9% of our credit card portfolio was delinquent by 30 days or more. Based on our prior experience, approximately 20.0% of our new secured credit cards will experience a charge-off within the first year of issuance primarily due to the relative inexperience of this under-banked population in managing credit card debt.
Further, using our proprietary scoring model, which considers credit score and repayment history, the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. At December 31, 2019, these customers had $3.1 million of unused credit card lines and $891 thousand of outstanding unsecured credit card advances.
A high credit loss rate (the rate at which we charge off uncollectible loans) on either our secured or unsecured portfolio could adversely impact our overall financial performance. We maintain an allowance for loan losses, which we believe to be adequate to cover credit losses inherent in our OpenSky® portfolio, but we cannot be certain that the allowance will be sufficient to cover actual credit losses. If credit losses from our OpenSky® portfolio exceed our allowance for loan losses, our revenues will be reduced by the excess of such credit losses.
The inability of our OpenSky® credit card division to continue its growth rate could adversely affect our earnings.
Our credit card portfolio has increased from $9.6 million at December 31, 2014 to $46.4 million at December 31, 2019 and certain corresponding fees have been a significant portion of our income. We do not know if we will be able to retain existing customers or attract new customers, or that we will be able to increase account balances for new or existing customers. Many factors could adversely affect our ability to retain or attract customers and our ability to grow account balances. These factors include general economic factors, competition, the effectiveness of our marketing initiatives, negative press reports regarding our industry or the Company, the general interest rate environment, our ability to recruit or replace experienced management and operations personnel, the availability of funding and delinquency and credit loss rates.
We hope the development and expansion of new credit card products and related cardholder service products will be an important contributor to our growth and earnings in the future; however, if we are unable to implement new cardholder products and features, our ability to grow will be negatively impacted. Declining sales of cardholder service products would likely result in reduced income from fees.
Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit card networks and by regulation and legislation impacting such fees.
Credit card interchange fees are generally one of the largest components of the costs that merchants pay in connection with the acceptance of credit cards and are a meaningful source of revenue for our OpenSky® division. Interchange fees are the subject of significant and intense legal, regulatory and legislative focus globally, and the resulting decisions, regulations and legislation may have an adverse impact on our business, financial condition and results of operations.
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
As part of our mortgage banking activities, we enter into interest rate lock agreements with the consumer. These are commitments to originate loans at a specified interest rate and lock expiration which is set prior to closing. The Company has two options. We may choose to lock the loan and rate directly with an investor using a best effort commitment. This type of commitment has no negative impact to the Bank as long as the loan is closed and funded. Once settlement commences, this type of commitment typically contains a mandatory delivery. Secondly, the Bank may elect to protect the interest rate to the consumer and deliver the loan using short term mandatory commitments once the loan is closed. When the Company chooses this strategy, we hedge the risk by selling an offsetting short position of a mortgage backed security or MBS most correlated to the loan type expiration. The hedged loan(s) and shorted MBS positions are recorded at fair value with changes in the mark to market recorded as mortgage banking revenue. Furthermore, the hedged interest rate locks and commitments to deliver loans to investors are considered derivatives. The market value of loans with best effort rate lock commitments are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, and taking into consideration the probability that the rate lock commitments will close or will be funded.
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
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates should move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2019, approximately 51.0% of our interest earning assets and approximately 62.0% of our interest bearing liabilities had a variable interest rate.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our revenue or our expenses. We may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Further, we may face exposure to litigation over the nature and performance of any replacement index. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.
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
Economic conditions that contributed to the financial crisis in 2008, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act, which was enacted in 2010 as a response to the financial crisis, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder have affected both large and small financial institutions. The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; raised the standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has broad rulemaking authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Compliance with the Dodd-Frank Act and its implementing regulations has and may continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
On May 24, 2018, President Trump signed into law the Regulatory Relief Act, which amends parts of the Dodd-Frank Act, as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does make regulatory changes that are favorable to depository institutions with assets under $10 billion, such as the Bank, and to bank holding companies (“BHCs”), with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. These and other changes are more fully discussed under “Item 1. Business - Supervision and Regulation-The Regulatory Relief Act.” Certain provisions of the Regulatory Relief Act favorable to the Company and the Bank require the federal banking agencies to either promulgate regulations or amend existing regulations, and it may take some time for these agencies to implement the necessary regulations or amendments.

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
In July 2013, the U.S. federal banking authorities approved the implementation of regulatory capital reforms of the Basel Committee on Banking Supervision, which is referred to as Basel III, and issued rules effecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies other than those subject to the Federal Reserve’s Small Bank Holding Company Policy Statement. The Small Bank Holding Company Policy Statement currently applies to certain holding companies with consolidated assets of less than $3.0 billion that do not have a material amount of SEC-registered debt or equity securities outstanding. Management believes the Corporation meets the conditions of the Federal Reserve’s Policy and is therefore excluded from consolidated capital requirements at December 31, 2019; however the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.
Relative to the capital requirements that predated it, Basel III increased most of the required minimum regulatory capital ratios and introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also narrowed the definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. The Basel III capital rules became effective as applied to the Bank on January 1, 2015 and to the Company on January 1, 2018 prior to the amendment to the Small Bank Holding Company Statement discussed above. See “Item 1. Business -Supervision and Regulation-Capital Adequacy Guidelines.”
Certain ratios calculated under the Basel III rules are sensitive to changes in total deposits, including the minimum leverage ratio that is discussed further under “Item 1. Business—Supervision and Regulation-Capital Adequacy Guidelines.”
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
The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied commercial real estate (including construction) loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s non-owner-occupied commercial real estate (including construction) loan portfolio has increased 50% or more during the prior 36 months. At December 31, 2019, the Bank’s construction to total capital ratio was 147.7%, its total non-owner occupied commercial real estate (including construction) to total capital ratio was 341.6% and therefore exceeded the 100% and 300% regulatory guideline thresholds set forth in clauses (iii) and (iv) above. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Because a significant portion of our loan portfolio depends on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of the Company, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.In addition, we may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may be substantial. We may also grant registration rights covering shares of our common stock or other securities issued in connection with acquisitions and investments.
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
As of December 31, 2019, our directors, directors of the Bank, our named executive officers and their respective family members and affiliated entities beneficially owned an aggregate of 5,865,854 shares, or approximately 42.2% of our issued and outstanding common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.
The holders of our existing debt obligations, as well as debt obligations that may be outstanding in the future, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.
In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2019 we had outstanding approximately $13.5 million in aggregate principal amount of subordinated notes and $2.1 million in aggregate principal amount of junior subordinated debentures issued to a statutory trust that, in turn, issued $2.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations, the additional debt obligations will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.
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
Our Amended and Restated Articles of Incorporation, or Articles, and our Amended and Restated Bylaws, or Bylaws, may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents and Maryland law include provisions that:

•	empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are to be set by our board of directors;

•	divide our board of directors into three classes serving staggered three-year terms;

•	provide that directors may be removed from office (i) without cause but only upon a 66.67% vote of shareholders and (ii) for cause but only upon a majority shareholder vote;

•	eliminate cumulative voting in elections of directors;

•	permit our board of directors to alter, amend or repeal our Bylaws or to adopt new bylaws;

•	permit our board of directors to increase or decrease the number of authorized shares of our common stock and preferred stock;

•	require the request of holders of at least a majority of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

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

Location	Owned/Leased	Lease Expiration	Type of office
One Church Street Suite 100 Rockville, MD 20850	Leased	6/30/24	Commercial Branch
2275 Research Blvd. Suite 600 Rockville, MD 20850	Sub-Leased	10/31/24	Corporate
1776 Eye Street Washington, D.C. 20006	Leased	4/30/22	Commercial Branch
6000 Executive Boulevard Suite 101 North Bethesda, MD 20852	Leased	9/30/21	Commercial Branch
6711 Columbia Gateway Drive Suite 170 Columbia, MD 21046	Leased	5/31/22	Commercial Branch/Mortgage Office
110 Gibraltar Road Suite 130 Horsham, PA 19044	Leased	5/31/23	OpenSky® Operations
185 Harry S. Truman Parkway Suite 100 Annapolis, MD 21401	Leased	9/30/21	Mortgage Office
14231 Jarrettsville Pike Phoenix, MD 21131	Leased	2/28/22	Mortgage Office
1801 E Jefferson St. Rockville, MD 20852	Leased	Month-to-month	Limited Service Branch
818 Connecticut Ave Suite 900 Washington, D.C. 20006	Sub-Leased	Month-to-month	LPO
10700 Parkridge Boulevard Suite 180 Reston, VA 20191	Leased	10/31/2023	Commercial Branch and Mortgage Office

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to our ordinary conduct of our business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Company has been publicly traded since September 2018 and is currently traded on the Nasdaq Global Select Market under the symbol CBNK. As of March 6, 2020, there were approximately 181 holders of record of our common stock.

Dividends
It is our policy to retain earnings, if any, to provide funds for use in our business. Although we have never declared or paid dividends on our common stock, our board of directors periodically reviews whether to declare or pay cash dividends taking into account, among other things, general business conditions, our financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as our board may deem relevant.
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

Equity Compensation Plan Information
The following table provides information as of December 31, 2019, with respect to options and RSUs outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
HCNB Bancorp, Inc. 2002 Stock Option Plan	438,647	$7.96	—
Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan	869,400	12.53	302,363
Equity compensation plans not approved by security holders	—	—	—
Total	1,308,047	$11.00	302,363

Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the fourth quarter of 2019.
On April 25, 2019, the Company announced a stock repurchase program. The program enables the Company to repurchase up to $5.0 million of its outstanding common stock, and expires on December 31, 2020. During the three months ended December 31, 2019, the Company repurchased shares under the approved stock repurchase program, as reflected in the following table.

Periods	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 2019 to October 31, 2019	—	$—	—	$4,737,228
November 1, 2019 to November 30, 2019	—	—	—	4,737,228
December 1, 2019 to December 31, 2019	7,350	14.64	7,350	4,629,646
Total	7,350	$14.64	7,350	$4,629,646

ITEM 6. SELECTED FINANCIAL DATA
You should read the following selected historical consolidated financial and other data in conjunction with our consolidated financial statements and related notes and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following tables set forth selected historical consolidated financial and other data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. Selected financial data as of and for the years ended December 31, 2019 and 2018 have been derived from our audited financial statements included elsewhere in this report. We have derived the selected financial data as of and for the years ended December 31, 2017 2016 and 2015 from our audited financial statements not included in this filing. The information presented in the table below has been adjusted to give effect to a four-for-one stock split of our common stock completed effective August 15, 2018. The effect of the stock split on outstanding shares and per share figures has been retroactively applied to all periods presented below. Our historical results are not necessarily indicative of any future period. The performance ratios, asset quality and capital ratios, mortgage metrics and credit card portfolio metrics are unaudited and derived from our audited financial statements and other financial information as of and for the periods presented. Average balances have been calculated using daily averages. The selected historical consolidated financial and other data presented below contains certain financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2019	2018	2017	2016	2015
Statement of Income Data:
Interest income	$83,354	$69,127	$56,666	$49,243	$38,254
Interest expense	15,842	11,239	7,755	6,484	4,578
Net interest income	67,512	57,888	48,911	42,759	33,676
Provision for loan losses	2,791	2,140	2,655	4,291	1,609
Noninterest income	24,518	16,124	15,149	20,473	14,929
Noninterest expense	66,525	54,123	47,306	43,380	34,817
Income before income taxes	22,715	17,749	14,099	15,561	12,179
Income tax expense	5,819	4,982	6,990	6,120	4,687
Net income	16,895	12,767	7,109	9,441	7,492
Net income, as adjusted(1)	16,895	12,767	11,293	9,441	7,492

Balance Sheet Data:
Cash and due from banks	$10,530	$10,431	$8,189	$4,827	$4,129
Investment securities available for sale	60,828	46,932	54,029	47,985	39,175
Mortgage loans held for sale	71,030	18,526	26,344	49,167	38,878
Loans, net of unearned income	1,173,525	1,002,260	887,420	763,430	639,350
Core deposit intangible	—	—	—	—	17
Assets	1,428,495	1,105,058	1,026,009	905,600	743,429
Deposits	1,225,421	955,240	904,899	790,924	629,817
FHLB advances and repurchase agreements	32,222	5,332	13,260	15,659	23,440
Senior promissory note, due July 31, 2019	—	—	2,000	2,000	5,000
Subordinated debentures	15,423	15,393	15,361	15,327	18,629
Total liabilities	1,295,164	990,494	945,890	834,853	683,772
Total stockholders’ equity	133,331	114,564	80,119	70,748	59,657
Tangible common equity(2)	133,331	114,564	80,119	70,748	59,640

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2019	2018	2017	2016	2015
Selected Performance Ratios:
Return on average assets (ROAA)	1.38%	1.22%	0.74%	1.13%	1.10%
Return on average assets, as adjusted(1)	1.38	1.22	1.17	1.13	1.10
Return on average equity (ROAE)	13.66	13.94	9.29	14.39	13.90
Return on average equity, as adjusted(1)	13.66	13.94	14.75	14.39	13.90
Return on average tangible common equity (ROATCE)(2)(3)(4)	13.66	13.94	9.29	14.41	13.94
Return on average tangible common equity, as adjusted(1)(2)	13.66	13.94	14.75	14.41	13.94
Net interest margin (3)	5.60	5.59	5.12	5.18	5.02
Net interest margin, as adjusted(1)(2)(3)	5.60	5.59	5.37	5.18	5.02
Net interest margin, excluding credit cards (3)	4.26	4.28	4.31	4.53	4.60
Noninterest income / average assets	2.01	1.54	1.57	2.46	2.20
Noninterest expense / average assets	5.45	5.18	4.90	5.21	5.12
Net operating expense / average assets	3.44	3.63	3.33	2.75	2.93
Efficiency ratio (4)	72.29	73.13	73.85	68.60	71.63
Efficiency ratio, as adjusted (1)(4)	72.29	73.13	67.79	68.60	71.63
Loan yield (5)	7.37	7.16	6.44	6.45	6.18
Loan yield, excluding credit card portfolio(5)	5.91	5.76	5.57	5.76	5.78

Per Share Data:(6)
Common shares issued and outstanding	13,894,842	13,672,479	11,537,196	11,144,696	10,225,780
Basic weighted average shares outstanding	13,733,131	12,116,459	11,261,132	10,963,132	9,620,080
Diluted weighted average shares outstanding	13,968,585	12,462,138	11,428,000	11,289,044	10,488,036
Basic earnings per share	$1.23	$1.05	$0.63	$0.86	$0.78
Diluted earnings per share(7)	1.21	1.02	0.62	0.84	0.74
Diluted earnings per share, as adjusted(1)(2)(7)	1.21	1.02	0.99	0.84	0.74
Book value per share	9.60	8.38	6.94	6.35	5.83
Tangible book value per share(2)	9.60	8.38	6.94	6.35	5.83

Non-Performing Assets:
Non-performing loans	$4,720	$4,679	$5,407	$4,518	$5,775
Troubled debt restructurings	459	284	3,811	941	2,422
Foreclosed real estate	2,384	142	93	90	203
Non-performing assets	7,104	4,821	5,500	4,608	5,978

Asset Quality Ratios:
Non-performing assets / assets	0.50%	0.44%	0.54%	0.51%	0.80%
Non-performing loans / loans (8)	0.40	0.47	0.61	0.59	0.90
Non-performing assets / loans (8) + foreclosed real estate	0.60	0.48	0.62	0.60	0.94
Net charge-offs (recoveries) to average loans(8)	0.08	0.09	0.15	0.33	0.10
Allowance for loan losses to total loans	1.14	1.13	1.13	1.13	1.03
Allowance for loan losses to non-performing loans	281.80	241.72	185.57	190.32	113.83

Bank Capital Ratios:
Tier 1 leverage ratio	8.65%	9.06%	8.55%	8.86%	9.51%
Common equity tier 1 capital	10.73	11.00	10.78	11.12	11.35
Tier 1 risk-based capital	10.73	11.00	10.78	11.12	11.35
Total risk-based capital ratio	11.98	12.25	12.03	12.37	12.51
Common equity to total assets	9.33	8.89	8.46	8.94	9.38

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2019	2018	2017	2016	2015
Composition of Loans Held for Investment:
Residential real estate	$427,926	$407,844	$342,684	$286,332	$225,185
Commercial real estate	348,091	278,691	259,853	234,869	190,776
Construction real estate	198,702	157,586	144,932	134,540	129,304
Commercial	151,109	122,264	108,982	87,563	79,003
Credit card	46,412	34,673	31,507	20,446	13,812
Other consumer	1,285	1,202	1,053	1,157	2,233

Composition of Deposits
Noninterest bearing	$291,778	$293,378	$175,707	$141,525	$112,538
Interest bearing demand	174,166	186,422	69,455	50,628	39,856
Savings	3,675	3,994	3,365	3,326	2,613
Money Markets	429,078	313,131	282,840	252,486	184,615
Time Deposits	326,725	315,520	315,979	264,626	222,436

Capital Bank Home Loan Metrics
Origination of loans held for sale	$593,189	$337,122	$418,912	$853,674	$754,965
Proceeds from loans held for sale, net of mortgage banking revenue	540,686	344,940	441,960	844,464	759,350
Purchase volume as a % of originations	51.89%	79.43%	52.50%	18.79%	22.51%
Gross proceeds from the sale of loans	$15,955	$9,477	$10,377	$15,373	$11,541
Gain on sale as a % of loan sold	2.95%	2.75%	2.01%	1.82%	1.52%

OpenSky Credit Card Portfolio Metrics
Total active customer accounts	223,379	169,981	149,226	96,404	63,398
Total loans	$46,412	$34,673	$31,507	$20,446	$13,812
Total deposits at the Bank	$78,223	$59,954	$53,625	$39,062	$27,849
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

60

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

•	“Tangible book value per share” is a non-GAAP measure defined as total stockholders’ equity, less intangible assets, divided by shares of common stock outstanding.
The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2019	2018	2017	2016	2015
Net Interest Margin, as adjusted:
Net interest income	$67,512	$57,888	$48,911	$42,759	$33,676
Add: Non-recurring foregone interest and fees	—	—	2,370	—	—
Adjusted net interest income	67,512	57,888	51,281	42,759	33,676
Divide by average interest earning assets	1,204,863	1,035,731	955,479	825,676	671,275
Net interest margin, as adjusted	5.60%	5.59%	5.37%	5.18%	5.02%

Net Income, as adjusted:
Net income	$16,895	$12,767	$7,109	$9,441	$7,492
Add: Non-recurring foregone interest and fees	—	—	2,370	—	—
Add: Non-recurring data processing expenses	—	—	2,275	—	—
Add: Non-recurring deferred tax revaluation	—	—	1,386	—	—
Less: Tax impact of conversion related items(1)	—	—	(1,847)	—	—
Net income, as adjusted	$16,895	$12,767	$11,293	$9,441	$7,492

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2019	2018	2017	2016	2015
Efficiency Ratio, as adjusted:
Noninterest expense	$66,525	$54,123	$47,306	$43,380	$34,817
Less: Non-recurring data processing expenses	—	—	2,275	—	—
Adjusted noninterest expense	66,525	54,123	45,031	43,380	34,817
Net interest income	67,512	57,888	48,911	42,759	33,676
Add: Noninterest income	24,518	16,124	15,149	20,473	14,929
Add: Non-recurring foregone interest and fees	—	—	2,370	—	—
Divide by adjusted revenue	92,030	74,012	66,430	63,232	48,605
Efficiency ratio, as adjusted	72.29%	73.13%	67.79%	68.60%	71.63%

Diluted Earnings per Share, as adjusted:
Net income, as adjusted	$16,895	$12,767	$11,293	$9,441	$7,492
Add: Convertible debt interest expense	—	—	—	—	281
Net income for diluted earnings per share, as adjusted	16,895	12,767	$11,293	$9,441	$7,773
Diluted weighted average shares outstanding(2)	13,968,585	12,462,138	11,428,000	11,289,044	10,488,036
Diluted earnings per share, as adjusted(2)	$1.21	$1.02	$0.99	$0.84	$0.74

Return on Average Assets, as adjusted:
Net income, as adjusted	$16,895	$12,767	$11,293	$9,441	$7,492
Divide by average total assets	1,219,909	1,045,732	964,946	832,619	679,595
Return on average assets, as adjusted	1.38%	1.22%	1.17%	1.13%	1.10%

Return on Average Equity, as adjusted:
Net income, as adjusted	$16,895	$12,767	$11,293	$9,441	$7,492
Divide by average total equity	123,657	91,590	76,543	65,590	53,883
Return on average equity, as adjusted	13.66%	13.94%	14.75%	14.39%	13.90%

Tangible Common Equity:
Total stockholders’ equity	$133,331	$114,564	$80,119	$70,748	$59,657
Less: intangible assets	—	—	—	—	17
Tangible common equity	$133,331	$114,564	$80,119	$70,748	$59,640

Return on Average Tangible Common Equity:
Net income	$16,895	$12,767	$7,109	$9,441	$7,492
Less: Bargain purchase gain, net of taxes	—	—	—	—	—
Add: Intangible asset amortization, net of taxes	—	—	—	10	14
Net income excluding intangible amortization, as adjusted	16,895	12,767	7,109	9,451	7,506
Average total equity	123,657	91,590	76,543	65,590	53,883
Less: average intangible assets	—	—	—	8	26
Divide by average tangible common equity	123,657	91,590	76,543	65,582	53,857
Return on average tangible common equity	13.66%	13.94%	9.29%	14.41%	13.94%

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2019	2018	2017	2016	2015
Return on Average Tangible Common Equity, as adjusted:
Net income, as adjusted	$16,895	$12,767	$11,293	$9,441	$7,492
Add: Intangible asset amortization, net of taxes	—	—	—	10	14
Net income excluding intangible amortization, as adjusted	16,895	12,767	11,293	9,451	7,506
Average total equity	123,657	91,590	76,543	65,590	53,883
Less: average intangible assets	—	—	—	8	26
Divide by average tangible common equity	123,657	91,590	76,543	65,582	53,857
Return on average tangible common equity, as adjusted	13.66%	13.94%	14.75%	14.41%	13.94%

Tangible Book Value per Share:
Total stockholders’ equity	$133,331	$114,564	$80,119	$70,748	$59,657
Less: intangible assets	—	—	—	—	17
Tangible common equity	$133,331	$114,564	$80,119	$70,748	$59,640
Divide by shares of common stock outstanding(2)	13,894,842	13,672,479	11,537,196	11,144,696	10,225,780
Tangible book value per share(2)	$9.60	$8.38	$6.94	$6.35	$5.83
_______________

(1)	Assumes an income tax rate of 39.75% for the year ended December 31, 2017, which is tax expense exclusive of the effect of the deferred tax revaluation.

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
The discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements
Results of Operations for the Years Ended December 31, 2019 and 2018
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(in thousands)	2019	2018	% Change

Interest income	$83,354	$69,127	20.6%
Interest expense	15,842	11,239	41.0%
Net interest income	67,512	57,888	16.6%
Provision for loan losses	2,791	2,140	30.4%
Net interest income after provision	64,721	55,748	16.1%
Noninterest income	24,518	16,124	52.1%
Noninterest expense	66,525	54,123	22.9%
Net income before income taxes	22,714	17,749	28.0%
Income tax expense	5,819	4,982	16.8%
Net income	$16,895	$12,767	32.3%
Net income for the year ended December 31, 2019 was $16.9 million, an increase of $4.1 million, or 32%, from net income for the year ended December 31, 2018 of $12.8 million. The increase was primarily the result of the $142.6 million increase in average loans outstanding year over year. The increase in loan volume resulted in an increase of $10.4 million of loan interest income.
Net Interest Income and Net Margin Analysis
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds represents interest expense on deposits, and borrowings, which consist of federal funds purchased, advances from the FHLB and subordinated notes. Noninterest bearing deposits and capital are other components representing funding sources.
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
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest bearing liabilities, as well as in the volume and mix of interest earning assets, interest bearing and noninterest bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Washington, D.C. and Baltimore metropolitan areas, as well as developments affecting the real estate, technology, government services, hospitality and tourism and financial services sectors within our target markets and throughout the Washington, D.C. and Baltimore metropolitan areas. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the years ended December 31, 2019, 2018 and 2017. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that the net interest margin provides a better measurement of performance. The net interest margin (as compared to the net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets. As the table shows, the increase in net interest income in 2019 as compared to 2018 was primarily a function of an increase in the volume of earning assets and particularly loans.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Years Ended December 31,
	2019			2018			2017
(in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest earning assets:
Interest bearing deposits	$47,762	$832	1.74%	$41,858	$687	1.64%	$45,385	$480	1.06%
Federal funds sold	2,733	50	1.83%	1,537	27	1.76%	1,451	14	0.96%
Investment securities	41,130	924	2.25%	50,074	1,041	2.08%	52,419	1,068	2.04%
Restricted investments	4,334	243	5.61%	2,724	143	5.25%	2,521	108	4.28%
Loans held for sale	44,483	2,899	6.52%	17,715	1,569	8.86%	22,410	862	3.85%
Loans(1)(2)	1,064,421	78,406	7.37%	921,823	65,660	7.12%	831,293	54,134	6.51%
Total interest earning assets	1,204,863	83,354	6.92%	1,035,731	69,127	6.67%	955,479	56,666	5.93%
Noninterest earning assets	15,046			10,001			9,467
Total assets	$1,219,909			$1,045,732			$964,946

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$109,977	$672	0.61%	$72,523	$210	0.29%	$69,455	$154	0.22%
Savings	3,597	13	0.36%	3,704	12	0.32%	3,365	5	0.15%
Money market accounts	344,272	5,822	1.69%	286,257	3,797	1.33%	282,840	2,477	0.88%
Time deposits	302,149	7,182	2.38%	326,827	5,773	1.77%	315,979	3,798	1.20%
Borrowed funds	59,387	2,153	3.63%	34,558	1,447	4.19%	32,893	1,321	4.02%
Total interest bearing liabilities	819,382	15,842	1.93%	723,869	11,239	1.56%	704,532	7,755	1.10%
Noninterest bearing liabilities:
Noninterest bearing liabilities	16,144			9,828			8,164
Noninterest bearing deposits	260,726			220,445			175,707
Stockholders’ equity	123,657			91,590			76,543
Total liabilities and stockholders’ equity	$1,219,909			$1,045,732			$964,946

Net interest spread(3)			4.99%			5.11%			4.83%
Net interest income		$67,512			$57,888			$48,911
Net interest margin(4)			5.60%			5.59%			5.12%
Net interest margin excluding credit card portfolio			4.26%			4.28%			4.31%
_______________

(1)	Includes nonaccrual loans.

(2)	Interest income includes amortization of deferred loan fees, net of deferred loan costs.

(3)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(4)	Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period.

Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. The increase in net interest income in 2018 relative to 2017 was primarily due to an increase in both the yield on and volume of interest earning assets, and particularly loans. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared to the			Compared to the
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Change Due To		Interest Variance	Change Due To		Interest Variance
(In thousands)	Volume	Rate		Volume	Rate

Interest Income:
Interest bearing deposits	$101	$44	$145	$(34)	$241	$207
Federal funds sold	22	1	23	1	12	13
Investment securities	(213)	96	(117)	(49)	22	(27)
Restricted stock	90	10	100	9	26	35
Loans held for sale	1,612	(282)	1,330	(136)	843	707
Loans	10,441	2,305	12,746	5,957	5,569	11,526
Total interest income	12,053	2,174	14,227	5,748	6,713	12,461

Interest Expense:
Interest bearing demand accounts	147	315	462	7	49	56
Savings	—	1	1	1	6	7
Money market accounts	859	1,166	2,025	30	1,290	1,320
Time deposits	(394)	1,803	1,409	136	1,839	1,975
Borrowed funds	868	(162)	706	68	58	126
Total interest expense	1,480	3,123	4,603	242	3,242	3,484
Net interest income	$10,573	$(949)	$9,624	$5,506	$3,471	$8,977

Net interest income increased by $9.6 million to $67.5 million for the year ended December 31, 2019 compared to 2018, primarily as a result of the growth in average earning assets of 16.3%. For the twelve months ended December 31, 2019, our average interest-earning assets increased by $169.1 million, compared to the prior year. In addition to the average earning asset growth in 2019, year over year net interest income was bolstered by an increase in the average yield on our interest-earning assets of 25 basis points. Net interest margin increased 1 basis point to 5.60% for the twelve months ended December 31, 2019 from 5.59% for the twelve months ended 2018. The Company was able to improve its average loan yield in 2019 to 7.4% as compared to 7.1% in 2018. These levels are the result of disciplined loan pricing practices. The Company believes its net interest margin remains favorable as compared to its peer banking companies
Average total interest earning assets were $1.2 billion for the year ended December 31, 2019 compared with $1.0 billion for the year ended December 31, 2018. The yield on those interest earning assets increased 25 basis points to 6.92% for 2019 compared to 6.67% for 2018.
The increase in the average balance of interest earning assets was driven almost entirely by growth in the average balance of the loan portfolio of $142.6 million, or 15.5%, to $1.1 billion for the year ended December 31, 2019 compared to $921.8 million for year ended December 31, 2018.
Average interest bearing liabilities increased by $95.5 million to $819.4 million for the year ended December 31, 2019 from $723.9 million for the year ended December 31, 2018. The increase was due to an increase in the average balance of interest bearing demand accounts of $37.5 million, or 51.6%, an increase in money market accounts of $58.0 million, or 20.3% and an increase in the average balance of borrowed funds of $24.8 million, or 71.8%. compared to the year ended December 31, 2018 balances. Deposits are the primary funding source for the Company. The average interest rate paid on interest bearing liabilities increased to 1.93% for 2019 compared to 1.56% for 2018. While the average interest rate paid on interest bearing deposits increased 32 basis points, the average interest rate paid on borrowed funds decreased by 36 basis points. For the year ended December 31, 2019, the Company’s net interest margin was 5.60% and net interest spread was 4.99% compared to 5.59% and 5.11% for 2018.
Provision for Loan Losses
The provision for loan losses represents the amount of expense charged to current earnings to fund the allowance for loan losses. The amount of the allowance for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. For a detailed description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
For the year ended December 31, 2019, the Company recorded a provision for loan losses of $2.8 million, compared to $2.1 million for the previous year. The increase in the provision for 2019 compared to 2018 was primarily due to growth in the loan portfolio and an increase in classified loans. Year over year our allowance for loan losses as a percent of total loans remained relatively steady at 1.14% at December 31, 2019 and 1.13% at December 31, 2018. Net charge-offs for 2019 amounted to $799 thousand, representing 0.08% of average loans, compared to $865 thousand for 2018. Included in the net charge-offs for 2019 were $331 thousand and $442 thousand for commercial loans and credit cards, respectively. The credit card portfolio charge-offs represented 55.4% and 73.6% of total charge-offs, respectively, for the periods presented.
The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, credit card fees, such as interchange fees and statement fees, and gain on sale of residential mortgage loans and other mortgage banking revenue. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Years Ended December 31,
(in thousands)	2019	2018	% Change

Noninterest income:
Service charges on deposit accounts	$542	$484	12.0%
Credit card fees	7,602	6,048	25.7%
Mortgage banking revenue	15,955	9,477	68.4%
Gain (loss) on sale of investment securities available for sale	26	(2)	NM
Loss on sale of foreclosed real estate	—	(21)	NM
Loss on disposal of premises and equipment	—	(276)	NM
Other fees and charges	393	414	(5.1)%
Total noninterest income	$24,518	$16,124	52.1%

Noninterest income for the the year ended December 31, 2019 was $24.5 million, a $8.4 million or 52.1% increase compared to noninterest income of $16.1 million for the year ended December 31, 2018. This increase is largely due to increases in credit card fees and mortgage banking revenue. Credit card fees increased $1.6 million, or 25.7%, for the year ended December 31, 2019 to $7.6 million compared to $6.0 million for 2018 . This increase was primarily due to an increase in outstanding cards accounts to 223 thousand at December 31, 2019, compared to 170 thousand at December 31, 2018, an increase of 53 thousand accounts, or 31.4%.
Mortgage banking revenue increased $6.5 million, or 68.4%, during 2019 to $16.0 million compared to 2018 revenue of $9.5 million, primarily as a result of an increase in mortgage origination volume driven by the favorable mortgage refinancing market in 2019. Year over year mortgage originations increased to $593.2 million from prior year originations of $337.1 million, a 76.0% increase.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a risk and has established a reserve under generally accepted accounting principles for possible repurchases. The reserve amounted to $184 thousand at December 31, 2019, compared to $106 thousand for the same period in 2018. The Bank does not originate “sub-prime” loans and has no exposure to this market segment
Noninterest Expense
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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Years Ended December 31,
(in thousands)	2019	2018	% Change

Noninterest expense:
Salaries and employee benefits	$32,586	$25,164	29.5%
Occupancy and equipment	4,360	4,319	0.9%
Professional fees	2,871	2,124	35.2%
Data processing	15,512	14,184	9.4%
Advertising	2,066	1,460	41.5%
Loan processing	1,894	1,077	75.9%
Other real estate expense, net	122	28	NM
Other operating	7,114	5,767	23.4%
Total noninterest expense	$66,525	$54,123	22.9%
Noninterest expense was $66.5 million for the year ended December 31, 2019, an increase of $12.4 million, or 22.9%, compared to $54.1 million for 2018. The increase was driven primarily by increases in salaries and benefits, which includes commissions paid on mortgage originations. In 2019, as a result of robust mortgage originations, commissions were $5.4 million, compared to $2.8 million in 2018, an increase of 88.5%. The increase in professional fees resulted primarily from increased audit and other outside services related to being a public company. Other operating expenses increased as a result of increases in marketing, losses from credit card fraud and director fees.
Income Tax Expense
The amount of income tax expense we incur is influenced by our pre-tax income and our other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $5.8 million for 2019 compared to $5.0 million for 2018. Our effective tax rates for those periods were 25.6% and 28.1%, respectively.

Financial Condition
Total assets at December 31, 2019 were $1.43 billion, a 29.3% increase as compared to $1.1 billion at December 31, 2018. Total loans (excluding mortgage loans held for sale) were $1.2 billion at December 31, 2019, a 17.1% increase as compared to $970.4 million at December 31, 2018. Loans held for sale amounted to $71.0 million at December 31, 2019 as compared to $18.5 million for the same period in 2018, a 283.4% increase year over year.
Total borrowed funds at December 31, 2019, were $47.6 million compared to $17.4 million at December 31, 2018. In 2019, in an effort to reduce funding costs, manage liquidity and mitigate interest rate risk, the Company acquired a long term $40 million FHLB Principal Reducing Fixed Rate Advance to reduce our reliance on Daily Rate Credit advances. As of December 31, 2019, $32.2 million of the advance remains outstanding.
Deposits were $1.23 billion at December 31, 2019, an increase of $270.2 million, a 28.3% as compared to $955.2 million at December 31, 2018. The growth in the portfolio was primarily due to an increase in the interest bearing demand account category. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix by reducing reliance on wholesale time deposits. Accordingly, wholesale time deposits decreased by $26.3 million or 13.6% to $167.0 million at December 31, 2019, from $193.3 million at December 31, 2018.
Stockholders’ equity increased $18.8 million, or 16%, to $133.3 million at December 31, 2019, compared to $114.6 million at December 31, 2018. The increase was primarily attributable to 2019 earnings of $16.9 million and proceeds from exercise of stock options of $1.5 million. Shares repurchased and retired in 2019 as part of the Company’s stock repurchase program totaled 28,480 shares at a weighted average price of $13.53 for a total cost of $371 thousand including commissions. As of December 31, 2019, the Bank’s capital ratios continued to exceed the regulatory requirements for a “well capitalized” institution.
Interest Bearing Deposits at Other Financial Institutions
As of December 31, 2019, interest bearing deposits at the Federal Reserve Bank of Richmond increased by $80.4 million million, or 365.5%, to $102.4 million from a balance of $22.0 million at December 31, 2018. The Bank increased liquidity in the fourth quarter of 2019 to continue re-balancing the deposit portfolio, to fund loan growth and to bolster its investment portfolio. Excess liquidity will be deployed in early 2020 for the same purposes.
Securities
The Company uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
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
Our investment portfolio totaled $60.8 million at December 31, 2019, a 29.6% increase from $46.9 million at December 31, 2018. To supplement interest income earned on our loan portfolio, The Company invests in high quality mortgage-backed securities, government agency bonds, high quality municipal and corporate bonds.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at December 31, 2019 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT PORTFOLIO

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
At December 31, 2019	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(dollars in thousands)
Securities Available for Sale:
U.S. government-sponsored agencies	$1,000	1.45%	$—	—%	$—	—%	$—	—%	$1,000	$999	1.45%
Municipal	—	—%	—	—%	—	—%	515	2.50%	515	528	2.50%
Corporate bonds	542	4.77%	—	—%	2,000	5.50%	—	—%	2,542	2,565	5.34%
Mortgage-backed securities	—	—%	—	—%	18,391	2.07%	38,363	2.42%	56,754	56,736	2.13%
Total	$1,542	2.62%	$—	—%	$20,391	2.40%	$38,878	2.42%	$60,811	$60,828	2.25%

	December 31,
	2019		2018		2017
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
(in thousands)
Securities Available for Sale:
U.S. government-sponsored agencies	$1,000	$999	$17,496	$17,360	$17,489	$17,370
Municipal	515	528	517	501	518	515
Corporate bonds	2,542	2,565	2,908	2,885	3,060	3,077
Mortgage-backed securities	56,754	56,736	26,836	26,186	33,310	33,067
Total	$60,811	$60,828	$47,757	$46,932	$54,377	$54,029
Loan Portfolio
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate, commercial business loans and credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a very limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. To a lesser but growing extent, our credit card portfolio supplements our traditional lending products with enhanced yields. Our lending activities are principally directed to our market area consisting of the Washington, D.C. and Baltimore metropolitan areas.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF LOAN PORTFOLIO

	December 31,
	2019		2018		2017		2016		2015
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate:
Residential	$427,926	36%	$407,844	41%	$342,684	39%	286,332	37%	225,185	35%
Commercial	348,091	30%	278,691	28	259,853	29	234,869	31	190,776	30
Construction	198,702	17%	157,586	16	144,932	16	134,540	18	129,304	20
Commercial	151,109	13%	122,264	12	108,982	12	87,563	11	79,003	12
Credit card	46,412	4%	34,673	3	31,507	4	20,446	3	13,812	2
Other consumer	1,285	0%	1,202	—	1,053	—	1,157	—	2,233	1
Total gross loans	1,173,525	100%	1,002,260	100%	889,011	100%	764,907	100%	640,313	100%
Unearned income	(2,404)		(1,992)		(1,591)		(1,477)		(963)
Total loans, net of unearned income	1,171,121		1,000,268		887,420		763,430		639,350
Allowance for loan losses	(13,301)		(11,308)		(10,033)		(8,597)		(6,573)
Total net loans	$1,157,820		$988,960		$877,387		754,833		$632,777
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor owned residences. Residential loans are originated through our commercial sales teams and our Capital Bank Home Loan division. Our residential loans also include home equity lines of credit. Our owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Our investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. In general, the required minimum debt service coverage ratio is 1.15. Residential real estate loans have represented a stable and growing portion of our loan portfolio. The Company intends to continue to emphasize residential real estate lending.
Commercial Real Estate Loans. The Company originates both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2019, The Company had approximately $165.4 million of owner-occupied commercial real estate loans, representing approximately 47.5% of our commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on our commercial real estate loans have an initial fixed rate terms that adjust typically at 5 years. Origination fees are routinely charged for our services. The Company generally requires personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Our construction loans are offered within our Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes, condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loan. According to our underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrower’s trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. Borrowers’ progress is closely monitored in construction buildout and strictly enforce our original underwriting guidelines for construction milestones and completion timelines.
Commercial Business Loans. In addition to our other loan products, the Company provides general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our target markets, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower and secondarily, on the underlying collateral provided by the borrower. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal.
Credit Cards. Through our OpenSky® credit card division, the Company provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis) the Bank offers certain customers an unsecured line in excess of their secured line of credit.
Other Consumer Loans. To a very limited extent and typically as an accommodation to existing customers, we offer personal consumer loans such as term loans, car loans or boat loans.
The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2019:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of December 31, 2019
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

Real estate:
Residential	$96,912	$134,337	$196,677	$427,926
Commercial	70,958	173,963	103,170	348,091
Construction	165,116	31,519	2,067	198,702
Commercial	70,227	57,616	23,266	151,109
Credit card	46,412	—	—	46,412
Other consumer	934	351	—	1,285
Total loans	$450,559	$397,786	$325,180	$1,173,525
Amounts with fixed rates	$118,486	$263,590	$80,110	$462,186
Amounts with floating rates	$332,073	$134,196	$245,070	$711,339
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
The Company believes its disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. There are several procedures in place to assist the Company in maintaining the overall quality of our loan portfolio. The Company has established underwriting guidelines to be followed by our bankers, and monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
Nonperforming loans were $4.7 million at December 31, 2019 and December 31, 2018 . Nonperforming loans were 0.40% and 0.47% of total loans at the respective year ends. Foreclosed real estate increased to $2.4 million as of December 31, 2019 compared to $142 thousand, for the same period of 2018. The foreclosure of a construction loan with an outstanding balance of $2.1 million was the primary reason for the increase. The property is currently being marketed. As of December 31, 2019, we had $620 thousand of accruing loans past due 90 days. These loans were past due as a result of maturity date, not payment issues.
Total nonperforming assets were $7.1 million at December 31, 2019 compared to $4.8 million at December 31, 2018, or 0.50% and 0.44%, respectively, of corresponding total assets. Of the $7.1 million in total nonperforming assets, nonperforming loans represented $4.7 million and other real estate owned totaled $2.4 million. Nonperforming loans included five restructured loans totaling $459 thousand.
The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS

	December 31,
(in thousands)	2019	2018	2017	2016	2015

Nonaccrual loans
Real Estate:
Residential	$2,193	$2,207	$1,828	1,822	$2,392
Commercial	1,433	1,486	1,648	1,193	1,675
Construction	—	—	499	—	—
Commercial	474	749	1,067	750	936
Accruing loans 90 or more days past due	620	237	365	753	772
Total nonperforming loans	4,720	4,679	5,407	4,518	5,775
Other real estate owned	2,384	142	93	90	203
Total nonperforming assets	$7,104	$4,821	$5,500	$4,608	$5,978

Restructured loans-nonaccrual	$459	$284	$592	$941	$2,155
Restructured loans-accruing	$—	$—	$3,219	—	$267
Nonperforming loans to total loans	0.40%	0.47%	0.61%	0.59%	0.90%
Nonperforming assets to total assets	0.50%	0.44%	0.54%	0.51%	0.80%
Potential Problem Loans
From a credit risk standpoint, we grade watchlist and problem loans into one of five categories: pass/watch, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. Credits ratings are reviewed regularly. Ratings are adjusted regularly to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Our lending policy requires the routine monitoring of weekly past due reports, daily overdraft reports, monthly maturing loans, monthly risk rating reports and internal loan review reports. The lending and credit management of the Bank meet several times a week to review loans rated pass/watch. The focus of each meeting is to identify and promptly determine any necessary required action with this loan population, which consists of loans that, although considered satisfactory and performing to terms, may exhibit special risk features that warrant management’s attention.
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
The Bank uses the following definitions for watch list risk ratings:
•Pass/Watch. Borrowers who are considered satisfactory and performing to terms, however exhibiting special risk features such as declining earnings, strained cash flow, increasing leverage, and/or weakening fundamentals that indicate above average risk.
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
LOAN CLASSIFICATION

(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial	145,178	4,505	1,426	—	151,109
Credit card	46,412	—	—	—	46,412
Other consumer	1,285	—	—	—	1,285
Total	$1,157,551	$10,850	$5,124	$—	$1,173,525

December 31, 2018
Real estate:
Residential	$405,532	$118	$2,194	$—	$407,844
Commercial	274,247	2,958	1,486	—	278,691
Construction	154,643	843	2,100	—	157,586
Commercial	117,670	3,844	750	—	122,264
Credit card	34,673	—	—	—	34,673
Other consumer	1,202	—	—	—	1,202
Total	$987,967	$7,763	$6,530	$—	$1,002,260

_______________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass / watch.
At December 31, 2019, the recorded investment in impaired loans was $4.1 million, $273 thousand of which required a specific reserve of $119 thousand compared to a recorded investment in impaired loans of $4.4 million including $386 thousand requiring a specific reserve of $262 thousand at December 31, 2018. Of the $4.1 million of impaired loans, $2.2 million was related to one loan relationship.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At December 31, 2019, the Company had five loans amounting to $459 thousand that were considered to be TDRs, compared to four loans amounting to $284 thousand at December 31, 2018.
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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of period	$11,308	$10,033	$8,597	$6,573	$5,531
Charge-offs:
Real estate:
Residential	(40)	(121)	(190)	(42)	(13)
Commercial	—	(22)	(312)	(62)	(154)
Construction	—	—	—	—	—
Commercial	(331)	(147)	(25)	(1,765)	(263)
Credit card	(461)	(806)	(1,124)	(640)	(230)
Other consumer	—	—	—	—	—
Total charge-offs	(832)	(1,096)	(1,651)	(2,509)	(660)

Recoveries:
Real estate:
Residential	—	3	—	7	—
Commercial	13	152	115	89	—
Construction	—	—	—	—	76
Commercial	2	34	3	8	17
Credit card	19	42	314	138	—
Other consumer	—	—	—	—	—
Total recoveries	34	231	432	242	93
Net charge-offs	(798)	(865)	(1,219)	(2,267)	(567)
Provision for loan losses	2,791	2,140	2,655	4,291	1,609
Allowance for loan losses at period end	$13,301	$11,308	$10,033	$8,597	$6,573
Allowance for loan losses to period end loans	1.14%	1.13%	1.13%	1.13%	1.03%
Net charge-offs to average loans	0.08%	0.09%	0.15%	0.33%	0.10%
Our allowance for loan losses at December 31, 2019 and December 31, 2018 was $13.3 million and $11.3 million, respectively, or 1.14% and 1.13% of loans for each respective period end. The allowance for loan losses at December 31, 2019 included specific reserves of $119 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2019 were $832 thousand and were partially offset by recoveries of $34 thousand. The allowance for loan losses at December 31, 2018 included specific reserves of $262 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2018 were $1.1 million and were partially offset by recoveries of $231 thousand. Total charge-offs for the years ended December 31, 2019 and 2018 were primarily due to credit card charge-offs resulting from growth in our credit card portfolio and certain charges in excess of credit limits. Additionally in 2019, there was a charge-off of a commercial and industrial loan in the amount of $331 thousand.
As the loan portfolio and allowance for loan losses review processes continue to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.
Management, being aware of the significant loan growth experienced by the Company, is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced Credit Administration function, which provides independent analysis of credit requests and the management of problem credits. The Credit Department has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system, and continues to adopt and enhance the monitoring of the loan portfolio. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to identify any weaknesses before they become more severe.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.
The following table sets forth activity in the allowance for loan losses for the past five years for the categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2019		2018		2017		2016		2015
(in thousands)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
Real estate:
Residential	$4,135	31%	$3,541	30%	$3,137	31%	2,664	30%	2,006	30%
Commercial	3,572	27	3,003	27	2,860	29	2,682	31	2,111	32
Construction	2,668	20	2,093	19	1,646	16	1,591	19	1,565	24
Commercial	1,548	12	1,578	14	1,497	15	1,174	14	727	11
Credit card	1,368	10	1,084	10	885	9	477	6	110	2
Other consumer	10	—	9	—	8	—	9	—	53	1
Total allowance for loan losses	$13,301	100%	$11,308	100%	$10,033	100%	8,597	100%	6,572	100%
_______________

(1)	Loan category as a percentage of total loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Year over year, deposits increased 28.3% with the largest increase occurring in interest bearing demand accounts and money market accounts. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix by reducing reliance on wholesale time deposits. This is evident in the reduction in our wholesale time deposit portfolio of $26.3 million or 13.6%, to $167.0 million at December 31, 2019, from $193.3 million, or 20.2% at December 31, 2018. Our credit card customers are also a significant source of low cost deposits. As of December 31, 2019, our credit card customers accounted for $78.2 million, or 26.8%, of our total noninterest bearing deposit balances.
We supplement our deposits with wholesale funding sources such as brokered deposits as needed.
At December 31, 2019, interest bearing deposits were $933.6 million, an increase of $220.7 million, or 30.9%, compared to $713.0 million at December 31, 2018. This increase was primarily due to the Company’s continued effort to improve the deposit mix by reducing reliance on wholesale time deposits. During the same period, money market balances increased to $429.1 million, a $140.2 million or 48.5% change from the prior year’s balance of $288.9 million. In order to fund the loan growth of the Bank, we built upon our prior success of focusing our strategic efforts on growing core deposits through an expanded deposits sales force, incentives to our commercial loan team and increased marketing efforts. The average rate paid on interest bearing deposits increased nine basis points to 1.74% at December 31, 2019 from 1.64% for the same period in 2018. Rates paid on certificates of deposit and money market increased 61 and 36 basis points, respectively, for the period presented. The increase in the average rates was primarily due to increases in market interest rates resulting from the December 2018 increase in the federal funds rate.

The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF DEPOSITS

	December 31,
	2019		2018		2017
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts	$109,977	0.61%	$72,523	0.29%	$69,455	0.22%
Money market accounts	344,272	1.69%	286,257	1.33%	282,840	0.88%
Savings accounts	3,597	0.36%	3,704	0.32%	3,365	0.15%
Certificates of deposit	302,149	2.38%	326,827	1.77%	315,979	1.20%
Total interest bearing deposits	759,995	1.80%	689,311	1.42%	671,639	0.96%
Noninterest bearing demand accounts	260,726		220,445		175,707
Total deposits	$1,020,721	1.34%	$909,756	1.08%	$847,346	0.76%

The following table presents the maturities of our certificates of deposit as of December 31, 2019.
MATURITIES OF CERTIFICATES OF DEPOSIT

(in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

$100,000 or more	$49,336	$48,041	$63,082	$135,392	$295,851
Less than $100,000	7,305	6,271	8,343	8,955	30,874
Total	$56,641	$54,312	$71,425	$144,347	$326,725
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2019, approximately $193.7 million in real estate loans and $1.5 million in investment securities were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2019, we had $32.2 million in outstanding advances and $140.5 million in available borrowing capacity from the FHLB.
The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	Years Ended December 31,
(in thousands)	2019	2018	2017
Amount outstanding at period-end	$32,222	$2,000	$2,000
Weighted average interest rate at period-end	2.40%	4.26%	4.26%
Maximum month-end balance during the period	$34,444	$17,000	$11,000
Average balance outstanding during the period	$43,472	$8,101	$4,910
Weighted average interest rate during the period	2.47%	2.83%	3.23%
Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At December 31, 2019, these other borrowings amounted to $15.4 million.
At December 31, 2019, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 24, 2015, the Company issued $13.5 million in aggregate principal amount of subordinated notes with a maturity date of December 1, 2025. The notes may be redeemed prior to the maturity date under certain circumstances. The notes bear interest at 6.95% for the first five years, then adjust to the three-month LIBOR plus 5.33%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $12.5 million as of December 31, 2019. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of December 31, 2019.

The Company also has lines of credit of $28.0 million available with other correspondent banks at December 31, 2019, as well as access to certificate of deposit funding through a financial network which the Bank limits to 15% of the Bank’s assets. There were no outstanding balances on the lines of credit from correspondent banks at December 31, 2019.

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
We did not have any borrowings outstanding with the Federal Reserve Bank of Richmond at December 31, 2019 or December 31, 2018, and our borrowing capacity is limited only by eligible collateral. As of December 31, 2019, we had $140.5 million of available borrowing capacity from the FHLB, $12.5 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $28.0 million with other correspondent banks. Cash and cash equivalents were $114.8 million million at December 31, 2019 and $34.7 million at December 31, 2018. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $18.8 million for the year ended December 31, 2019 largely due to net income of $16.9 million for the year. Stock options exercised, shares issued as compensation, shares sold and stock-based compensation increased common stock and additional paid-in capital aggregately by $1.32 million . These increases were offset by the repurchase of 28,480 shares aggregating $371 thousand during 2019, and net unrealized losses on available for sale securities and cash flow hedging derivative of $13 thousand.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.14% at December 31, 2019 and 8.76% at December 31, 2018.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Return on Average Assets	1.38%	1.22%
Return on Average Equity	13.66%	13.94%
Average Equity to Average Assets	10.14%	8.76%

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can precipitate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion. The Bank was required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules) as of January 1, 2015. In August of 2018 the Regulatory Relief Act directed the Federal Reserve Board to revise the Small BHC Policy Statement to raise the total consolidated asset limit in the Small BHC Policy Statement from $1 billion to $3 billion. The Company is currently exempt from the consolidated capital requirements.
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See “Regulation” at page 18 and “Risk Factors” at page 33.

As of December 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company (as if such requirements applied to the Company) and the Bank as of the dates indicated.

(dollars in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized		Full Phase In of Basel III
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$135,380,332	9.96%	$54,396,530	4.00%	N/A	N/A	$67,995,663	5.00%
Tier 1 capital (to risk-weighted assets)	135,380,332	12.31%	66,010,949	6.00%	N/A	N/A	88,014,599	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	133,318,332	12.12%	49,508,212	4.50%	N/A	N/A	71,511,862	6.50%
Total capital ratio (to risk-weighted assets)	149,142,173	13.56%	88,014,599	8.00%	N/A	N/A	110,018,249	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$114,613,000	8.65%	$53,004,800	4.00%	$66,256,000	5.00%	$66,256,000	5.00%
Tier 1 capital (to risk-weighted assets)	114,613,000	10.73%	64,093,380	6.00%	85,457,840	8.00%	85,457,840	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	114,613,000	10.73%	48,070,035	4.50%	69,434,495	6.50%	69,434,495	6.50%
Total capital ratio (to risk-weighted assets)	127,976,000	11.98%	85,457,840	8.00%	106,822,300	10.00%	106,822,300	10.00%

December 31, 2018
The Company
Tier 1 leverage ratio (to average assets)	$117,220	10.76%	$43,575	4.00%	N/A	N/A	$43,575	4.00%
Tier 1 capital (to risk-weighted assets)	117,220	12.95%	71,259	7.875%	N/A	N/A	76,914	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	115,158	12.73%	57,686	6.375%	N/A	N/A	63,341	7.00%
Total capital ratio (to risk-weighted assets)	128,544	14.21%	89,356	9.875%	N/A	N/A	95,012	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$96,122	9.06%	$42,445	4.00%	$53,056	5.00%	$42,445	4.00%
Tier 1 capital (to risk-weighted assets)	96,122	11.00%	68,822	7.875%	69,914	8.00%	74,284	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	96,122	11.00%	55,713	6.375%	56,805	6.50%	61,175	7.00%
Total capital ratio (to risk-weighted assets)	107,061	12.25%	86,301	9.875%	87,393	10.00%	91,763	10.50%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2019.
CONTRACTUAL OBLIGATIONS

	As of December 31, 2019
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total

FHLB advances	$13,333	$18,889	$—	$—	$32,222
Certificates of deposit $100,000 or more	$162,877	$133,640	$934	—	297,451
Certificates of deposit less than $100,000	$21,487	$7,314	$432	$41	29,274
Subordinated debt	—	—	—	15,423	15,423
Total	$197,697	$159,843	$1,366	$15,464	$374,370
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
CREDIT EXTENSION COMMITMENTS

	December 31,
(in thousands)	2019	2018
Unfunded lines of credit	$260,573	$209,209
Commitments to originate residential loans held for sale	2,646	647
Letters of credit	5,305	6,216
Total credit extension commitments	$268,524	$216,072
Unfunded lines of credit represent unused credit facilities to our current borrowers. Lines of credit generally have variable interest rates. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements and our credit risk associated with issuing letters of credit is substantially the same as the risk involved in extending loan facilities to our customers.
We minimize our exposure to loss under letters of credit and credit commitments by subjecting them to the same credit approval and monitoring procedures as we do for on-balance sheet instruments. The effect on our revenue, expenses, cash flows and liquidity of the unused portions of these lines of credit commitments cannot be precisely predicted because there is no guarantee that the lines of credit will be used.
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2019:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2019	(7.3)%	(5.5)%	0.0%	8.2%	16.7%	25.2%
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
The following table illustrates the results of our EVE analysis as of December 31, 2019.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2019	(5.2)%	(1.9)%	0.0%	(0.5)%	(2.8)%	(5.4)%

Interest Rate Sensitivity and Market Risk
A fundamental risk in banking is exposure to market risk, since a bank’s net income is largely dependent on net interest income. The Bank’s ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives.
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those that have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time optimizing income.
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

INTEREST SENSITIVITY GAP

December 31, 2019	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$417,585	$284,571	$190,827	$892,983	$349,168	$1,242,151
Securities	1,121	268	1,000	2,389	58,439	60,828
Interest bearing deposits at other financial institutions	102,447	—	—	102,447	—	102,447
Federal funds sold	1,847	—	—	1,847	—	1,847
Total earning assets	$523,000	$284,839	$191,827	$999,666	$407,607	$1,407,273

Liabilities
Interest bearing liabilities
Interest bearing deposits	$606,919	$—	$—	$606,919	$—	$606,919
Time deposits	32,539	24,103	125,737	182,379	144,346	326,725
Total interest bearing deposits	639,458	24,103	125,737	789,298	144,346	933,644
FHLB Advances	1,047	2,100		3,147	19,522	22,669
Other borrowed funds	—	—	—	—	15,423	15,423
Total interest bearing liabilities	$640,505	$26,203	$125,737	$792,445	$179,291	$971,736

Period gap	$(117,505)	$258,636	$66,090	$207,221	$228,316	$435,537
Cumulative gap	$(117,505)	$141,131	$207,221	$207,221	$435,537
Ratio of cumulative gap to total earning assets	(8.35)%	10.03%	14.73%	14.73%	30.95%
_______________

(1)	Includes loans held for sale.

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
We also use economic value-based methodologies to measure the degree to which the economic values of the Bank’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon and endeavors to capture all future cash flows expected from existing assets and liabilities. The economic value model utilizes a static approach in that the analysis does not incorporate new business; rather, the analysis shows a snapshot in time of the risk inherent in the balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Capital Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Raleigh, North Carolina
March 16, 2020

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2019 and 2018

(dollars in thousands)	2019	2018
Assets
Cash and due from banks	$10,530	$10,431
Interest bearing deposits at other financial institutions	102,447	22,007
Federal funds sold	1,847	2,285
Total cash and cash equivalents	114,824	34,723
Investment securities available for sale	60,828	46,932
Restricted investments	3,966	2,503
Loans held for sale	71,030	18,526
Loans receivable, net of allowance for loan losses of $13,301 and $11,308 at December 31, 2019 and December 31, 2018, respectively	1,157,820	988,960
Premises and equipment, net	6,092	2,975
Accrued interest receivable	4,770	4,462
Deferred income taxes	4,263	3,654
Foreclosed real estate	2,384	142
Other assets	2,518	2,181
Total assets	$1,428,495	$1,105,058

Liabilities
Deposits
Noninterest-bearing, including related party balances of $16,009 and $11,214 at December 31, 2019 and December 31, 2018, respectively	$291,777	$242,259
Interest-bearing, including related party balances of $125,304 and $144,624 at December 31, 2019 and December 31, 2018, respectively	933,644	712,981
Total deposits	1,225,421	955,240
Securities sold under agreements to repurchase	—	3,332
Federal funds purchased	—	2,000
Federal Home Loan Bank advances	32,222	2,000
Other borrowed funds	15,423	15,393
Accrued interest payable	1,801	1,565
Other liabilities	20,297	10,964
Total liabilities	1,295,164	990,494

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $.01 par value; 49,000,000 shares authorized; 13,894,842 and 13,672,479 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	139	137
Additional paid-in capital	51,561	49,321
Retained earnings	81,618	65,701
Accumulated other comprehensive income (loss)	13	(595)
Total stockholders' equity	133,331	114,564
Total liabilities and stockholders' equity	$1,428,495	$1,105,058

See Notes to Consolidated Financial Statements
91

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income For the Years Ended December 31, 2019 and 2018

(dollars in thousands except per share data)	2019	2018
Interest income
Loans, including fees	$81,305	$67,229
Investment securities available for sale	924	1,041
Federal funds sold and other	1,125	857
Total interest income	83,354	69,127

Interest expense
Deposits, includes interest expense payable to related parties of $1,772 and $1,727 for the years ended December 31, 2019 and, 2018, respectively.	13,689	9,792
Borrowed funds	2,153	1,447
Total interest expense	15,842	11,239

Net interest income	67,512	57,888
Provision for loan losses	2,791	2,140
Net interest income after provision for loan losses	64,721	55,748

Noninterest income
Service charges on deposits	542	484
Credit card fees	7,602	6,048
Mortgage banking revenue	15,955	9,477
Gain (loss) on sale of investment securities available for sale	26	(2)
Loss on sale of foreclosed real estate	—	(21)
Loss on disposal of premises and equipment	—	(276)
Other fees and charges	393	414
Total noninterest income	24,518	16,124

Noninterest expenses
Salaries and employee benefits	32,586	25,164
Occupancy and equipment	4,360	4,319
Professional fees	2,871	2,124
Data processing	15,512	14,184
Advertising	2,066	1,460
Loan processing	1,894	1,077
Other real estate expenses, net	122	28
Other operating expenses	7,114	5,767
Total noninterest expenses	66,525	54,123
Income before income taxes	22,714	17,749
Income tax expense	5,819	4,982
Net income	$16,895	$12,767

Basic earnings per share	$1.23	$1.05
Diluted earnings per share	$1.21	$1.02

Weighted average common shares outstanding:
Basic	13,733,131	12,116,459
Diluted	13,968,585	12,462,138

See Notes to Consolidated Financial Statements
92

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2019 and 2018

	Years Ended December 31,
(in thousands)	2019	2018

Net income	$16,895	$12,767

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	868	(479)
Reclassification of realized (gain) loss on sales of investment securities available for sale	(26)	2
Unrealized loss on cash flow hedging derivative	(5)	(1)
	837	(478)
Income tax (expense) benefit relating to the items above	(229)	130
Other comprehensive income (loss)	608	(348)
Comprehensive income	$17,503	$12,419

See Notes to Consolidated Financial Statements
93

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2017	11,537,196	$115	$27,051	$53,200	$(247)	$80,119

Net income	—	—	—	12,767	—	12,767
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(346)	(346)
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(2)	(2)
Stock options exercised, including tax benefit	230,894	2	1,307	(266)	—	1,043
Shares issued as compensation	59,579	1	495	—	—	496
Stock-based compensation	—	—	570	—	—	570
Shares sold	16,000	—	198	—	—	198
Shares repurchased and retired	(5,500)	—	(45)	—	—	(45)
Initial public offering, common stock issued, net of costs and underwriting discount of $3.2 million	1,834,310	19	19,745	—	—	19,764
Balance, December 31, 2018	13,672,479	$137	$49,321	$65,701	$(595)	$114,564

Adoption of lease standard	—	—	—	(54)	—	(54)
Net income	—	—	—	16,895	—	16,895
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	612	612
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(4)	(4)
Stock options exercised, including tax benefit	221,710	2	1,515	(924)	—	593
Shares issued as compensation	29,133	—	301	—	—	301
Stock-based compensation	—	—	795	—	—	795
Shares repurchased and retired	(28,480)	—	(371)	—	—	(371)
Balance, December 31, 2019	13,894,842	$139	$51,561	$81,618	$13	$133,331

See Notes to Consolidated Financial Statements
94

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2019 and 2018

(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$16,895	$12,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,791	2,140
Provision for mortgage put-back reserve	184	106
Provision for off balance sheet credit risk	173	152
Net amortization on investments	160	225
Furniture and equipment depreciation	1,113	1,085
Lease asset amortization	1,238	—
Stock-based compensation expense	795	570
Director and employee compensation paid in Company stock	301	496
Deferred income tax benefit	(839)	(141)
Amortization of debt issuance expense	30	32
(Gain) loss on sale of securities available for sale	(26)	2
Loss on sales of foreclosed real estate	—	21
Loss on disposal of premises and equipment	—	276
Mortgage banking revenue	(15,955)	(9,477)
Proceeds from sales of loans held for sale	556,640	354,417
Originations of loans held for sale	(593,189)	(337,122)
Changes in assets and liabilities:
Accrued interest receivable	(308)	(595)
Prepaid income taxes and taxes payable	81	1,529
Other assets	(418)	4
Accrued interest payable	236	481
Other liabilities	3,752	1,334
Net cash (used) provided by operating activities	(26,346)	28,302

Cash flows from investing activities
Purchases of securities available for sale	(38,587)	—
Proceeds from maturities, calls and principal paydowns of securities available for sale	22,119	6,044
Proceeds from sale of securities available for sale	3,280	345
Purchases of restricted investments	(1,463)	(134)
Net increase in loans receivable	(173,942)	(114,140)
Net purchases of premises and equipment	(303)	(1,735)
Proceeds from sales of foreclosed real estate	49	357
Net cash used by investing activities	(188,847)	(109,263)

See Notes to Consolidated Financial Statements
95

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2019 and 2018

(dollars in thousands)	2019	2018
Cash flows from financing activities
Net increase (decrease) in:
Noninterest bearing deposits	49,518	45,624
Interest bearing deposits	220,662	4,717
Securities sold under agreements to repurchase	(3,332)	(7,928)
Federal funds purchased	(2,000)	—
Federal Home Loan Bank advances, net	30,222	2,000
Other borrowed funds	—	(2,000)
Repurchase of common stock	(371)	(45)
Proceeds from exercise of stock options	595	1,043
Proceeds from shares sold	—	198
Proceeds from initial public offering, net	—	19,764
Net cash provided by financing activities	295,294	63,373

Net increase (decrease) in cash and cash equivalents	80,101	(17,588)

Cash and cash equivalents, beginning of year	34,723	52,311

Cash and cash equivalents, end of year	$114,824	$34,723

Noncash investing and financing activities:
Loans transferred to foreclosed real estate	$2,291	$427
Change in unrealized gains (losses) on investments	$842	$(477)
Change in fair value of loans held for sale	$1,420	4
Change in fair value of cash flow hedging derivative	$(5)	(1)
Establishment of right of use asset	$5,158	$—
Establishment of lease liability	$5,358	$—

Cash paid during the period for:
Taxes	$5,451	$2,655
Interest	$15,606	$10,758

See Notes to Consolidated Financial Statements
96

Capital Bancorp, Inc. and Subsidiaries
Annual Report on Form 10-K
Index

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 1 - Nature of Business and Basis of Presentation
Nature of Business
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, Columbia and North Bethesda, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans, our residential mortgage banking arm, and issues credit cards through OpenSky®, a secured, digitally-driven nationwide credit card platform.
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
In September 2018, the Company completed its initial public offering (“IPO”) of 2,563,046 shares of its common stock at a price to the public of $12.50 per share, 1,834,310 shares of which were sold by the Company and 728,736 shares of which were sold by certain of the Company’s shareholders (the “selling shareholders”).  The net proceeds to the Company from the IPO were $19.8 million after deducting the underwriting discount and offering expenses of $3.2 million.  The Company did not receive any proceeds from the sales of shares by the selling shareholders.
Basis of Presentation
The accompanying consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. All intercompany transactions have been eliminated in consolidation. The Company reports its activities as a four business segments: commercial banking; mortgage lending; credit cards; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and conform to general practices within the banking industry.
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
Significant Accounting Policies:
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The basis of the estimates is on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Loans and the allowance for loan losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees, deferred origination costs, discounts on loans acquired, and the allowance for loan losses. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods. The Company generally discontinues the accrual of interest when any portion of the principal and interest is 90 days past due and collateral is insufficient to discharge the debt in full. Generally, interest payments on nonaccrual loans are recorded as a reduction of the principal balance.
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
The allowance for loan losses is estimated to adequately provide for probable future losses on existing loans. The allowance consists of specific and general components. For loans that are classified as impaired, an allowance is established when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan, is lower than the carrying value of that loan. The general component covers pools of nonclassified loans and is based on historical loss experience adjusted for qualitative factors. There may be an unallocated component of the allowance, which reflects the margin of the imprecision inherent in the underlying assumptions used in the method for estimating specific and general losses in the portfolio. Actual loan performance may differ from those estimates. A loss is recognized as a charge to the allowance when management believes that collection of the loan is unlikely. Collections of loans previously charged off are added to the allowance at the time of recovery.
The components of the allowance for loan losses represent an estimation done pursuant to ASC Topic 450, “Contingencies,” or ASC Topic 310,“Receivables.” Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. The process for determining an appropriate allowance for loan losses is based on a comprehensive, well-documented, and consistently applied analysis of the loan portfolio. The analysis considers significant factors that affect the collectibility of the portfolio and supports the loan losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment.
Management believes that the allowance for loan losses is adequate; however, determination of the allowance is inherently subjective and requires significant estimates. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. In addition, various banking agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the Bank’s loan portfolio and allowance for loan losses. Such review may result in

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. The review of the adequacy of the allowance for loan losses includes an assessment of the fair value adjustment for acquired loans in accordance with generally accepted accounting principles.
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related property generally over two to seven years. Leasehold improvements are amortized over the estimated term of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is less. Expenditures for maintenance, repairs, and minor replacements are charged to noninterest expenses as incurred. The costs of major renewals and betterments are capitalized, These costs would be included as a component of premises and equipment expenses on the Consolidated Statements of Operations.
Leases
During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The Company has elected to apply the practical expedients permitting entities to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Additionally, as provided by ASU 2016-02, the Company has elected not to apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of 12 months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term.
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
The Company is largely accounting for our existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $5.2 million and $5.4 million, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $146 thousand of deferred rent, which was reclassified to lease liabilities, and the remainder was recorded as an adjustment to retained earnings in the amount of $54 thousand. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. Additional information is included in Note 6 - Leases.
Derivative Financial Instruments
The Company enters into commitments to fund residential mortgage loans (interest rate locks) with the intention of selling them in the secondary market. The Company also enters into forward sales agreements for certain funded loans and loan commitments. Unfunded commitments intended for loans held for sale and forward sales agreements are recorded at fair value with changes in fair value recorded as a component of mortgage banking revenue. Loans originated and intended for sale in the secondary market are carried

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

at fair value. For pipeline loans which are not pre-sold to an investor, the Company manages the interest rate risk on rate lock commitments by entering into forward sale contracts, whereby the Company obtains the right to deliver securities to investors in the future at a specified price, Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in mortgage banking revenue.
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
Income Taxes
The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and limits risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a valuation allowance against deferred tax assets in those cases where realization is less than certain.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At December 31, 2019 and 2018, there were 7,628 and 7,000 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share as adjusted for the Stock Split:

Earnings Per Share	For the Years Ended December 31,
	2019			2018
(dollars in thousands, except per share information)	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$16,895	13,733,131	$1.23	$12,767	12,116,459	$1.05
Effect of dilutive securities	—	235,454		—	345,679
Dilutive EPS per common share	$16,895	13,968,585	$1.21	$12,767	12,462,138	$1.02
Comprehensive income
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only two components of other comprehensive income are unrealized gains and losses on investment securities available for sale, net of income taxes, and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company's accumulated other comprehensive income (loss) as of December 31, 2019, and 2018 are as follows (in thousands):

Comprehensive Income	For the Years Ended December 31,
(in thousands)	2019	2018
Unrealized gains (losses) on securities available for sale	$18	$(825)
Deferred tax (expense) benefit	(5)	227
Other comprehensive income (loss), net of tax	13	(598)
Unrealized gains on cash flow hedges	—	5
Deferred tax expense	—	(2)
Other comprehensive income, net of tax	—	3
Total accumulated comprehensive income (loss)	$13	$(595)
Recently issued accounting pronouncements:
In June 2016, the FASB issued guidance to change the accounting for loan losses and modify the impairment model for certain debt securities. In October 2019, the FASB voted to delay implementation and the new standard is now effective for fiscal years beginning after December 15, 2022, including the interim periods within those fiscal years. The Company expects the provisions of this standard to impact the Company’s consolidated financial statements, in particular, the level of the reserve for loan losses. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption was permitted, the Company did not elect that option. In addition to our allowance for loan losses, the Company will also record an allowance for credit losses on held-to-maturity debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.
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
In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on loan losses, hedging, and recognition and measurement of financial instruments. The amendments related to loan losses will be effective for the Company for reporting periods beginning after December 15, 2022. The amendments related to hedging were effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments were adopted by the Company during the first quarter of 2018. The Company does not expect these amendments to have a material effect on its financial statements.
In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected loan losses (CECL). The new effective dates will be fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. In addition, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments-loan losses (Topic 326): Measurement of loan losses on Financial Instruments. The amendments affect a variety of Topics in the Accounting Standards Codification. For entities that have not yet adopted the amendments in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. The Company does not expect these amendments to have a material effect on its financial statements.
In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Reclassifications:
Certain reclassifications have been made to the amounts reported in prior periods to conform to the current period presentation. The reclassifications had no effect on net income or total stockholders' equity.
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 2019 and 2018, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at December 31, 2019 and 2018 are summarized as follows:

Investment Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
December 31, 2019
U.S. government-sponsored enterprises	$1,000	$—	$(1)	$999
Municipal	515	13	—	528
Corporate	2,542	46	(23)	2,565
Mortgage-backed securities	56,754	117	(135)	56,736
	$60,811	$176	$(159)	$60,828

December 31, 2018
U.S. government-sponsored enterprises	$17,496	$—	$(136)	$17,360
Municipal	517	—	(16)	501
Corporate	2,908	28	(51)	2,885
Mortgage-backed securities	26,836	46	(696)	26,186
	$47,757	$74	$(899)	$46,932
Proceeds from sales of securities sold during the year ended December 31, 2019 and 2018 were $3.3 million and $345 thousand respectively, and resulted in aggregate realized gains of $37 thousand and aggregate realized losses of $11 thousand for December 31, 2019 and aggregate realized losses of $2 thousand for the same period in 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 3 - Investment Securities (continued)

Information related to unrealized losses in the investment portfolio as of December 31, 2019 and 2018 are as follows:

Investment Securities Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
December 31, 2019
U.S. government-sponsored enterprises	$—	$—	$999	$(1)	$999	$(1)
Corporate	—	—	519	(23)	519	(23)
Mortgage-backed securities	21,487	(78)	5,246	(57)	26,733	(135)
	$21,487	$(78)	$6,764	$(81)	$28,251	$(159)

December 31, 2018
U.S. government-sponsored enterprises	$496	$(2)	$16,864	$(134)	$17,360	$(136)
Municipal	—	—	501	(16)	501	(16)
Corporate	—	—	857	(51)	857	(51)
Mortgage-backed securities	2,294	(7)	21,037	(689)	23,331	(696)
	$2,790	$(9)	$39,259	$(890)	$42,049	$(899)
At December 31, 2019, there was one U.S. government-sponsored enterprise security, two corporate securities, and four mortgage-backed securities that had been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at December 31, 2019 and 2018 is shown below:

Pledged Securities
	For the Years Ended December 31,
	2019		2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities sold under agreements to repurchase	$—	$—	$16,032	$15,862
Federal Home Loan Bank advances	1,508	1,522	6,713	6,662
	$1,508	$1,522	$22,745	$22,524

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 3 - Investment Securities (continued)

Contractual maturities of U.S. government-sponsored enterprises and corporate securities at December 31, 2019 and 2018 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities - Contractual Maturities
	For the Years Ended December 31,
	2019		2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,542	$1,518	$16,496	$16,377
Over one to five years	—	—	1,000	983
Over five to ten years	2,000	2,046	2,000	2,028
Over ten years	515	528	1,425	1,358
Mortgage-backed securities(1)	56,754	56,736	26,836	26,186
	$60,811	$60,828	$47,757	$46,932
_______________

(1)	Mortgage-backed securities are due in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 4 - Loans Receivable
Major categories of loans are as follows:

Loan Categories
	December 31,
(in thousands)	2019	2018
Real estate:
Residential	$427,926	$407,844
Commercial	348,091	278,691
Construction	198,702	157,586
Commercial	151,109	122,264
Credit card	46,412	34,673
Other consumer	1,285	1,202
	1,173,525	1,002,260
Deferred origination fees, net	(2,404)	(1,992)
Allowance for loan losses	(13,301)	(11,308)
Loans receivable, net	$1,157,820	$988,960
The Company makes loans to customers located primarily in the Washington, D.C. metropolitan area. Although the loan portfolio is diversified, its performance will be influenced by the regional economy. The Company’s loan categories are described below.
Residential Real Estate Loans. One-to-four family mortgage loans are primarily on owner-occupied primary residences and, to a lesser extent, investor owned residences. Residential loans are originated through the commercial sales teams and Capital Bank Home Loan division. Residential loans also include home equity lines of credit. Owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. Generally, the required minimum debt service coverage ratio is 1.15. Residential real estate loans have represented a stable and growing portion of the loan portfolio.
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2019, there were approximately $165.4 million of owner-occupied commercial real estate loans, representing approximately 47.5% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans have initial fixed rate terms that adjust typically at 5 years and origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are generally diverse in terms and type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months, the Company generally transitions the end purchaser to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loan. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. Semi-annual stress testing of

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as the borrower’s trends of sales valuations as compared to underwriting valuations as part of the ongoing risk management efforts. The borrowers’ progress in construction buildout is closely monitored and the original underwriting guidelines for construction milestones and completion timelines are strictly enforced.
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
Credit Cards. Through the OpenSky® credit card division, the Company offers credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores are provided through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $43.3 million and $32.5 million of the credit card balances were secured by savings deposits held by the Bank as of December 31, 2019 and 2018, respectively.
Other Consumer Loans. To a very limited extent and typically as an accommodation to existing customers, personal consumer loans such as term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. The remaining nonaccretable discounts on loans acquired were $285 thousand and $354 thousand as of December 31, 2019 and 2018, respectively. Loans with nonaccretable discounts had a carrying value of $1.1 million and $1.3 million as of December 31, 2019 and 2018, respectively.
The activity in the accretable discounts on loans acquired was as follows:

Accretable Discounts on Loans Acquired
	December 31,
(in thousands)	2019	2018
Accretable discount at beginning of period	$438	$543
Accretion and payoff of loans	(9)	(105)
Accretable discount at end of period	$429	$438
The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors. The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans as of December 31, 2019 and 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Allowance for Loan Losses
(in thousands)		Provision for Loan Losses				Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
December 31, 2019	Beginning Balance		Charge-Offs	Recoveries	Ending Balance	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$3,541	$634	$(40)	$—	$4,135	$—	$4,135	$2,192	$425,734
Commercial	3,003	556	—	13	3,572	—	3,572	1,433	346,658
Construction	2,093	575	—	—	2,668	—	2,668	—	198,702
Commercial	1,578	299	(331)	2	1,548	119	1,429	474	150,635
Credit card	1,084	726	(461)	19	1,368	—	1,368	—	46,412
Other consumer	9	1	—	—	10	—	10	—	1,285
	$11,308	$2,791	$(832)	$34	$13,301	$119	$13,182	$4,099	$1,169,426

December 31, 2018
Real estate:
Residential	$3,137	$522	$(121)	$3	$3,541	$—	$3,541	$2,120	$405,724
Commercial	2,860	13	(22)	152	3,003	—	3,003	1,486	277,205
Construction	1,646	447	—	—	2,093	—	2,093	—	157,586
Commercial	1,497	194	(147)	34	1,578	262	1,316	749	121,515
Credit card	885	963	(806)	42	1,084	—	1,084	—	34,673
Other consumer	8	1	—	—	9	—	9	—	1,202
	$10,033	$2,140	$(1,096)	$231	$11,308	$262	$11,046	$4,355	$997,905

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 4 - Loans Receivable (continued)
Past due loans, segregated by delinquency and class of loans, as of December 31, 2019 and 2018 were as follows:

Loans Past Due	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More days Past Due	Nonaccrual Loans

(in thousands)
December 31, 2019
Real estate:
Residential	$704	$2,436	$3,140	$424,786	$427,926	$374	$2,192
Commercial	275	1,671	1,946	346,145	348,091	237	1,433
Construction	756	—	756	197,946	198,702	—	—
Commercial	172	353	525	150,584	151,109	—	474
Credit card	5,526	8	5,534	40,878	46,412	9	—
Other consumer	—	—	—	1,285	1,285	—	—
	$7,433	$4,468	$11,901	$1,161,624	$1,173,525	$620	$4,099

Acquired loans included above	$305	$1,243	$1,548	$4,873	$6,421	$464	$880

December 31, 2018
Real estate:
Residential	$1,070	$2,081	$3,151	$404,693	$407,844	$235	$2,207
Commercial	1,746	1,431	3,177	275,514	278,691	—	1,486
Construction	—	—	—	157,586	157,586	—	—
Commercial	612	398	1,010	121,254	122,264	—	749
Credit card	3,771	2	3,773	30,900	34,673	2	—
Other consumer	—	—	—	1,202	1,202	—	—
	$7,199	$3,912	$11,111	$991,149	$1,002,260	$237	$4,442

Acquired loans included above	$521	$488	$1,009	$7,275	$8,284	$235	$582

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 4 - Loans Receivable (continued)
Impaired loans also include acquired loans for which management has recorded a nonaccretable discount. Impaired loans as of December 31, 2019 and 2018 were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
(in thousands)
December 31, 2019
Real estate
Residential	$2,309	$2,192	$—	$2,192	$—	$2,510	$8
Commercial	1,477	1,433	—	1,433	—	1,620	18
Construction	—	—	—	—	—	—	—
Commercial	574	201	273	474	119	777	9
	$4,360	$3,826	$273	$4,099	$119	$4,907	$35

Acquired loans included above	$1,148	$880	$—	$880	$—	$1,164	$18

December 31, 2018
Real estate
Residential	$2,411	$2,120	$—	$2,120	$—	$2,564	$28
Commercial	1,551	1,486	—	1,486	—	1,591	—
Construction	—	—	—	—	—	140	—
Commercial	856	363	386	749	262	1,270	—
	$4,818	$3,969	$386	$4,355	$262	$5,565	$28

Acquired loans included above	$775	$497	—	$497	$—	$—	$—
There were $159 thousand and $221 thousand, respectively, of loans secured by one to four family residential properties in the process of foreclosure as of December 31, 2019 and 2018.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

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
The following table presents the balances of classified loans based on the risk grade. The Company grades all credit cards loans as Pass. Classified loans include Special Mention, Substandard, and Doubtful loans:

Classified Loans
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial	145,178	4,505	1,426	—	151,109
Credit card	46,412	—	—	—	46,412
Other consumer	1,285	—	—	—	1,285
Total	$1,157,551	$10,850	$5,124	$—	$1,173,525

December 31, 2018
Real estate:
Residential	$405,532	$118	$2,194	$—	$407,844
Commercial	274,247	2,958	1,486	—	278,691
Construction	154,643	843	2,100	—	157,586
Commercial	117,670	3,844	750	—	122,264
Credit card	34,673	—	—	—	34,673
Other consumer	1,202	—	—	—	1,202
Total	$987,967	$7,763	$6,530	$—	$1,002,260
________________________
(1) Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 4 - Loans Receivable (continued)
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

Troubled Debt Restructurings
	Number of Contracts	Recorded Investment
(dollars in thousands)		Performing	Nonperforming	Total
December 31, 2019
Real estate:
Residential	3	$—	$145	$145
Commercial	2	—	314	314
Total	5	$—	$459	$459

Acquired loans included above	3	$—	$145	$145

December 31, 2018
Real estate:
Residential	3	$—	$145	$145
Commercial	1	—	139	139
Total	4	$—	$284	$284

Acquired loans included above	3	$—	$145	$145
During the year ended December 31, 2019, the Company added one TDR which had a recorded investment of $198 thousand. Of the five loans designated as troubled debt restructure at December 31, 2019, two loans had a principal payment adjustment and three loans had changes in interest and payment terms. The Company had no defaulted TDR loans in the twelve months ended December 31, 2019. Of the four loans designated as troubled debt restructured at December 31, 2018, three loans were classified as TDR due to changes in interest rates and payment terms, and one loan was due to a change in interest rate, payment terms and a principal reduction. There were three restructured loans charged off in the amount of $291 thousand and two performing restructured loans paid off for $3.2 million during the year ended December 31, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 4 - Loans Receivable (continued)
Outstanding loan commitments were as follows:

Loan Commitments
	For the Years Ended December 31,
(in thousands)	2019	2018
Unused lines of credit
Commercial	$41,346	$52,083
Commercial real estate	26,507	8,980
Residential real estate	13,754	12,853
Home equity	26,407	27,243
Secured credit card	37,517	29,142
Personal	43	126
Construction commitments:
Residential real estate	96,807	72,424
Commercial real estate	18,192	6,358
	$260,573	$209,209

Commitments to originate residential loans held for sale	$2,646	$647

Letters of credit	$5,305	$6,216

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition of the contract. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Loan commitments generally have variable interest rates, fixed expiration dates, and may require payment of a fee. Letters of credit are conditional commitments issued us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.
The Company's maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments and lines of credit are made on the same terms, including collateral, as outstanding loans. The Company is not aware of any accounting loss to be incurred by funding these loan commitments.
As of December 31, 2019 and 2018, respectively, the Company had an allowance for off-balance-sheet credit risk of $1.2 million and $1.1 million, recorded in other liabilities on the consolidated balance sheet.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 4 - Loans Receivable (continued)
The Company maintains a reserve for off balance sheet items such as unfunded lines of credit. Activity for this account is as follows:

Off Balance Sheet Reserve
(in thousands)	2019	2018
Balance at beginning of period	$1,053	$901
Add: Provision	173	152
Add: Recoveries	—	—
Less: Charge-offs	—	—
Balance at end of period	$1,226	$1,053
The Company makes representations and warranties that loans sold to investors meet their program's guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program non-compliance, early payment default, and fraud or borrower misrepresentations.
The Company maintains a reserve for potential losses on mortgage loans sold. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	2019	2018
Balance at beginning of period	$501	$457
Add: Provision	184	106
Add: Recoveries	—	—
Less: Charge-offs	(109)	(62)
Balance at end of period	$576	$501
Note 5 - Premises and Equipment
Premises and equipment and the related depreciation and amortization consist of the following:

Premises and Equipment
(in thousands)	2019	2018
Leasehold improvements	$1,688	$1,686
Furniture and equipment	4,622	4,430
Vehicle	54	54
Software	2,517	2,405
Construction in progress	—	19
	8,881	8,594
Less: Accumulated depreciation and amortization	6,709	5,619
Premises and equipment	2,172	2,975
Net lease asset	3,920	—
Premises and equipment, net	$6,092	$2,975

Depreciation and amortization expense	$1,113	$1,085

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 6 - Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note 1 - Nature of Business and Basis of Presentation. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. As of January 1, 2019, the Company had leased five of its full service branches and five other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been been designated as operating leases. The Company does not have leases designated as finance leases.
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
As of December 31, 2019, the Company’s lease ROU assets and related lease liabilities were $3.9 million and $4.3 million, respectively, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of December 31, 2019, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	December 31, 2019
Lease Right of Use Asset
Lease asset	5,158
Less: Accumulated amortization	(1,238)
Net lease asset	3,920

Lease Liability
Lease liability	$5,358
Less: Accumulated amortization	(1,067)
Net lease liability	$4,291

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 6 - Leases (continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	December 31, 2019
Amounts due in:
2020	$1,265
2021	1,281
2022	921
2023	744
2024	420
Total lease payments	$4,631
Operating lease and rent expense was $1.3 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 7 - Derivative Financial Instruments
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
On January 7, 2015, the Company entered into an interest rate swap transaction with a notional amount of $2 million. The swap qualifies as a derivative and is designated as a hedging instrument. The swap fixed the interest rate the Company paid on the floating rate junior subordinated debentures for four years beginning on March 16, 2015 and matured on March 16, 2019. Based on the notional amount, the Company paid its counterparty quarterly interest at a fixed rate, and counterparty paid the Company interest at a rate of three‑month LIBOR plus 1.87%.
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	December 31, 2019	December 31, 2018
Notional amount of open forward sales agreements	$61,000	$25,000
Fair value of open forward delivery sales agreements	(125)	(253)
Notional amount of open mandatory delivery commitments	22,888	4,256
Fair value of open mandatory delivery commitments	115	59
Notional amount of interest rate lock commitments	32,365	18,776
Fair value of interest rate lock commitments	122	108
Fair value of interest rate swap	—	5

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 8 - Interest-Bearing Deposits
Major categories of interest bearing deposits are as follows:

Interest-Bearing Deposits
(in thousands)	2019	2018
Interest-bearing demand accounts	$174,166	$85,747
Money market accounts	429,078	288,896
Savings	3,675	2,866
Certificates of deposit of $250,000 or more	115,311	99,412
Other time deposits	211,414	236,060
Total interest-bearing deposits	$933,644	$712,981
The aggregate amount of brokered certificates of deposit was $88.8 million and $114.3 million at December 31, 2019 and 2018, respectively. The aggregate amount of Certificate of Deposit Account Registry Service (“CDARS”) deposits was $5.0 million and $45.1 million at December 31, 2019 and 2018, respectively. As of December 31, 2019, our certificates of deposit from listing services amounted to $78.2 million or 6.4% of our deposits.
As of December 31, 2019, certificates of deposit mature as follows:

Maturities of Certificates of Deposit
(in thousands)
2020	$182,379
2021	135,355
2022	7,522
2023	673
2024, and thereafter	796
$326,725
Note 9 - Securities Sold Under Agreements to Repurchase
The Company formerly sold securities under repurchase agreements to provide cash management services to commercial account customers. These borrowings are summarized as follows:

Securities Sold Under Agreements to Repurchase
(dollars in thousands)	2019	2018
Average amount outstanding	$1,287	$10,596
Average rate paid during the year	1.75%	1.38%
Maximum amount outstanding at month end	$3,400	$12,445

Investment securities pledged to secure the underlying agreements at year end:
Amortized cost	$—	$16,032
Fair value	—	15,862

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 10 - Borrowed Funds
As of December 31, 2019 and 2018, the Company was indebted as follows:

Borrowed Funds
	2019		2018
(dollars in thousands)	Balance	Interest	Balance	Interest
Correspondent Banks	—	—%	2,000	3.28%
Total - Federal funds purchased	$—		$2,000

FHLB principal reducing advances due May 10, 2022	$32,222	2.40%	$—	—%
FHLB advance due March 25, 2019	—	—%	2,000	4.26%
Total - FHLB advances	$32,222		$2,000

Junior subordinated debentures due June 15, 2036	2,062	3.76%	2,062	4.68%
Other subordinated notes due December 1, 2025	13,500	6.95%	13,500	6.95%
Less: Unamortized debt issuance costs	(139)		(169)
Total - Other borrowed funds	$15,423		$15,393
Federal Home Loan Bank Advances
The Federal Home Loan Bank fixed rate advance requires a principal reduction and accrued interest payment on a monthly basis.
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
The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures for the Trust will mature on June 15, 2036, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated June 15, 2006) of the Company. The Floating Rate Debentures for the Trust accrue interest at a floating rate equal to the three-month LIBOR plus 1.89%, payable quarterly. As of December 31, 2019 and 2018, the rate for the Trust was 3.76% and 4.68%, respectively. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 10 - Borrowed Funds (Continued)
Other subordinated notes
On November 24, 2015, the Company issued $13.5 million of subordinated notes. The notes mature on December 1, 2025 and are all callable December 1, 2020. The notes bear interest at 6.95% for the first five years, then adjust to the three‑month LIBOR plus 5.33% adjusted on March 1, June 1, September 1, and December 1 of each year. Interest is payable quarterly. There were related debt issuance costs incurred totaling $278,231. The costs are amortized to interest expense through the maturity date of the notes.
Available lines of credit
The Company has available lines of credit of $28.0 million with other correspondent banks. There were no outstanding line of credit balances at December 31, 2019. At December 31, 2018, $2.0 million was outstanding, and was paid off on January 2, 2019.
The Company may borrow up to 25% of its assets from the FHLB, based on collateral available to pledge to secure the borrowings. Borrowings from the FHLB are secured by a portion of the Company’s loan and/or investment portfolio. As of December 31, 2019 and 2018, the Company had pledged loans providing borrowing capacity of $193.7 million and $235.2 million, respectively. As of December 31, 2019 and 2018, the Company had pledged investment securities with a fair value of $1.5 million and $6.7 million, respectively, to the FHLB. As of December 31, 2019 and 2018, the Company had available borrowing capacity, net of advances and amounts pledged for letters of credit, from the FHLB of $140.5 million and $185.6 million, respectively.
As of December 31, 2019 and 2018, the Company had pledged commercial loans to the Federal Reserve Bank of Richmond to provide a borrowing capacity totaling $12.5 million and $13.1 million, respectively, under its discount window program. There were no advances outstanding under this facility as of December 31, 2019 and 2018.
The Company limits its certificate of deposit funding through a financial network to 15% of the Bank’s assets, or approximately $209.5 million and $161.2 million as of December 31, 2019 and 2018, respectively. The balance outstanding was $88.8 million and $114.3 million as of December 31, 2019 and 2018, respectively.
Note 11 - Retirement Plan
The Company provides a defined contribution plan qualifying under Section 401(k) of the Internal Revenue Code to eligible employees. The Company contributes 3% of eligible compensation on behalf of all full‑time employees up to limits prescribed by the Internal Revenue Code. The Company’s contribution to the plan was $691 thousand in 2019 and $553 thousand in 2018.
Note 12 - Related-Party Transactions
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 12 - Related-Party Transactions (continued)
Activity in related-party loans during 2019 and 2018 is shown below:

Related Party Loans
(in thousands)	2019	2018
Balance at beginning of year	$13,221	$16,268
Add: New loans	14,583	2,093
Less: Amounts collected	(5,692)	(3,588)
Add (deduct): Relationship changes	—	(1,552)
Balance at end of year	$22,112	$13,221
Deposits from officers and directors and their related interests were $141.3 million at December 31, 2019, and $155.8 million at December 31, 2018.
A director of the Company owns an interest in an entity from which the Company leases space for one of its Rockville, Maryland locations. Payments made in accordance with the lease were $74 thousand and $566 thousand in 2019 and 2018, respectively. The decrease in 2019 lease payments is due to the fact that the Company reduced the amount of space leased.
Company directors, or their related interests, held $1.0 million of the convertible subordinated notes outstanding as of December 31, 2019 and 2018. This note carries a fixed rate of interest until December 1, 2020, after which it converts to variable rate.
Company directors, or their related interests, held $171 thousand and $4.5 million of participation loans from the Bank as of December 31, 2019 and 2018, respectively. Company and Bank directors, or their related interests, held $364 thousand and $2.0 million of participation loans from Church Street Capital as of December 31, 2019 and 2018, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 13 - Income Taxes
The components of income tax expense are as follows:

Income Tax Expense
	For the Years Ended December 31,
(in thousands)	2019	2018
Current:
Federal	$5,151	$3,696
State	1,507	1,427
Total current expense	6,658	5,123
Deferred tax benefit	(839)	(141)
Total income tax expense	$5,819	$4,982
The components of the net deferred tax asset at December 31, 2019 and 2018 are:

Net Deferred Tax Asset
(in thousands)	2019	2018
Deferred tax assets:
Allowance for loan and credit losses	$3,977	$3,384
Reserve for recourse on mortgage loans sold	158	138
Nonaccrual interest	19	63
Foreclosed real estate write-downs	3	3
Stock-based compensation	251	239
Long-term incentive program	266	189
Core deposit intangible	21	24
Unrealized loss on investment securities available for sale	—	227
Net operating loss carryforward	178	244
	4,873	4,511
Deferred tax liabilities:
Unrealized gains on investment securities available for sale	5	—
Unrealized gain on cash flow hedging derivative	—	2
Unrealized gain on loans held for sale	72	51
Accumulated depreciation	355	516
Deferred casualty gain	1	1
Other	—	43
	433	613
Net deferred tax asset before valuation allowance	4,440	3,898
Less: Valuation allowance	177	244
Net deferred tax asset	$4,263	$3,654

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 13 - Income Taxes (continued)
The differences between the federal income tax rate and the effective tax rate for the Company are reconciled as follows:

Reconciliation of Federal Tax Rate to the Effective Rate
	2019	2018
Statutory federal income tax rate	21.00%	21.00%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	6.02	6.35
Nondeductible expenses	0.73	0.42
Tax exempt income	(0.03)	(0.04)
Other	(2.10)	0.34
Effective Tax Rate	25.62%	28.07%
Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the net deferred tax assets to net realizable value. As of December 31, 2019, management has determined that it is more likely than not that the majority of the deferred tax asset from continuing operations will be realized. At December 31, 2019 and 2018, a valuation allowance of $177 thousand and $244 thousand was recognized, respectively, for a State of Maryland net operating loss carryforward that may not be realizable.
The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2015 .
Note 14 - Capital Standards
The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.
Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2019 and 2018, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 14 - Capital Standards (continued)
As of December 31, 2019 the most recent notification from the OCC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.
The following table presents actual and required capital ratios as of December 31, 2019 and 2018 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 and 2018 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are presented in the following table as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

Regulatory Capital
	Actual		Minimum Capital Adequacy		To Be Well Capitalized		Full Phase In of Basel III
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
The Company
Tier 1 leverage ratio (to average assets)	$135,380	9.96%	$54,397	4.00%	N/A	N/A	$67,996	5.00%
Tier 1 capital (to risk-weighted assets)	135,380	12.31%	66,011	6.00%	N/A	N/A	88,015	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	133,318	12.12%	$49,508	4.50%	N/A	N/A	71,512	6.50%
Total capital ratio (to risk-weighted assets)	149,142	13.56%	$88,015	8.00%	N/A	N/A	110,018	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$114,613	8.65%	$53,005	4.00%	$66,256	5.00%	$66,256	5.00%
Tier 1 capital (to risk-weighted assets)	114,613	10.73%	64,093	6.00%	85,458	8.00%	85,458	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	114,613	10.73%	48,070	4.50%	69,434	6.50%	69,434	6.50%
Total capital ratio (to risk-weighted assets)	127,976	11.98%	85,458	8.00%	106,822	10.00%	106,822	10.00%

December 31, 2018
The Company
Tier 1 leverage ratio (to average assets)	$117,220	10.76%	$43,575	4.00%	N/A	N/A	$43,575	4.00%
Tier 1 capital (to risk-weighted assets)	117,220	12.95%	71,259	7.88%	N/A	N/A	76,914	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	115,158	12.73%	57,686	6.38%	N/A	N/A	63,341	7.00%
Total capital ratio (to risk-weighted assets)	128,544	14.21%	89,356	9.88%	N/A	N/A	95,012	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$96,122	9.06%	$42,445	4.00%	$53,056	5.00%	$42,445	4.00%
Tier 1 capital (to risk-weighted assets)	96,122	11.00%	68,822	7.88%	69,914	8.00%	74,284	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	96,122	11.00%	55,713	6.38%	56,805	6.50%	61,175	7.00%
Total capital ratio (to risk-weighted assets)	107,061	12.25%	86,301	9.88%	87,393	10.00%	91,763	10.50%

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 15 - Stock-Based Compensation
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
The expense recognition of employee stock option and restricted stock awards resulted in net expense of approximately $858 thousand and $724 thousand during the years ended December 31, 2019 and 2018, respectively.
All share and per common share amounts have been adjusted to reflect the Stock Split. Refer to Notes 1 and 20 for additional information.
Stock options:
The Company currently has two incentive compensation plans with outstanding stock options, the 2002 Stock Option Plan and the 2017 Stock and Incentive Compensation Plan (“the Plan”). Only the Plan, which authorizes the use of stock options, stock appreciation rights, restricted stock and/or restricted stock, is available to grant options and shares to employees and directors. At inception the Plan allowed for up to 1,120,000 shares of common stock to be issued. As of December 31, 2019, there are 302,363 shares available for future grant. Shares of common stock related to any unexercised or unvested award granted under the Plan that terminate or expire, or are subsequently forfeited or cancelled for any reason, become available for re-grant under the Plan. Option prices are equal to or greater than the estimated fair value of the common stock at the date of grant. Options outstanding vest over a four-year period, whereby 25% of the options become exercisable on each anniversary of the grant date.
Information with respect to options outstanding during the years ended December 31, 2019 and 2018 is as follows:

Stock Options Outstanding
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,431,860	$9.38	1,363,444	$8.01
Add: Granted	249,300	14.29	373,750	11.44
Less: Exercised	(221,710)	6.88	(230,894)	5.67
Less: Retired on exercise	(141,955)	6.90	(37,240)	5.07
Less: Expired/cancelled/forfeited	(9,448)	10.89	(37,200)	7.34
Outstanding at end of year	1,308,047	$11.00	1,431,860	$9.38
Exercisable at end of year	592,782	$9.40	643,610	$7.78
The weighted average fair value of options granted during the years ended December 31, 2019 and 2018, was $4.30 and $2.56, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 15 - Stock-Based Compensation (continued)

A summary of information about stock options outstanding is as follows:

Stock Option Summary
	Weighted Average Exercise Price	Average Remaining Life (years)	Outstanding Shares	Exercisable Shares
December 31, 2019
	$7.50	1.0	236,212	231,212
	8.50	2.0	202,435	142,885
	11.38	4.0	346,500	86,635
	11.41	4.0	20,000	—
	12.38	3.0	266,600	130,300
	12.80	3.8	7,000	1,750
	14.54	5.0	229,300	—
Total outstanding options	11.00	3.1	1,308,047	592,782
Intrinsic value on December 31, 2019			$5,089,032	$3,256,491

December 31, 2018
	$6.63	1.0	283,886	268,886
	7.50	2.0	297,348	207,898
	8.50	3.0	222,276	103,176
	11.38	5.0	354,750	—
	12.38	4.0	266,600	63,650
	12.80	4.8	7,000	—
Total outstanding options	9.38	3.1	1,431,860	643,610
Intrinsic value on December 31, 2018			$3,178,491	$2,399,743
The aggregate intrinsic value as presented in the preceding tables is the difference between the estimated fair value of the stock as of December 31, 2019 and 2018, and the exercise price of the option multiplied by the number of options outstanding. Stock options with exercise prices greater than the estimated fair value of the stock are not included in this calculation.
Total unrecognized compensation expense related to stock options to be recognized over the next five years was $1.7 million and $1.4 million at December 31, 2019 and 2018, respectively.
The intrinsic value of stock options exercised was $1.8 million and $1.3 million during the years ended December 31, 2019 and 2018, respectively.
The weighted average fair value of options granted during 2019 and 2018 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Stock Option Pricing Assumptions
	2019	2018
Dividend yield	0.00%	0.00%
Risk free interest rate	1.75%	2.53%
Expected volatility	34.79%	18.94%
Expected life in years	5	5

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 15 - Stock-Based Compensation (continued)

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
Nonvested restricted stock for the years ended December 31, 2019 and 2018 is summarized in the following table.

Restricted Stock Summary
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	38,000	$10.32	42,000	$8.66
Add: Granted	—	—	12,000	12.38
Less: Vested	(18,500)	8.16	(16,000)	7.50
Less: Forfeited	—	—	—	—
Nonvested at end of year	19,500	$12.38	38,000	$10.32
The vesting schedule of restricted shares as of December 31, 2019 is as follows:

Restricted Stock Vesting Schedule
Year	Shares
2020	5,500
2021	5,500
2022	5,500
2023	3,000
19,500
At December 31, 2019 there was $176 thousand of total unrecognized compensation expense related to nonvested restricted stock. At December 31, 2018, there was $230 thousand of total unrecognized compensation expense related to nonvested restricted stock.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 16 - Parent Company Financial Information
The balance sheets as of December 31, 2019 and 2018 and statements of income and cash flows for the years then ended, for Capital Bancorp, Inc. (Parent only) are presented below. All share and per common share amounts have been adjusted to reflect the Stock Split. Refer to Note 1 for additional information.

Parent Company Only Balance Sheets

(in thousands)	2019	2018
Assets
Cash and cash equivalents	$2,391	$3,768
Investment in Bank	114,626	95,524
Investment in Church Street Capital	3,755	3,284
Investment in Trust	62	62
Loans receivable, net of allowance for loan losses of $258 and $208 at December 31, 2019 and 2018, respectively	28,044	27,032
Accrued interest receivable	98	106
Due from subsidiaries	16	54
Prepaid income taxes	9	90
Deferred income taxes	65	18
Other assets	—	134
Total assets	$149,066	$130,072

Liabilities and Stockholders’ Equity
Borrowed funds	$15,423	$15,393
Accrued interest payable	82	81
Other Liabilities	230	34
Total liabilities	15,735	15,508
Stockholders’ equity
Common stock	139	137
Additional paid-in capital	51,561	49,321
Retained earnings	81,618	65,701
Accumulated other comprehensive income (loss)	13	(595)
Total stockholders’ equity	133,331	114,564
Total liabilities and stockholders’ equity	$149,066	$130,072

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 16 - Parent Company Financial Information (continued)

Parent Company Only Statements of Income

(in thousands)	2019	2018
Interest and dividend revenue	$1,650	$577
Dividend from Bank	3,500	4,250
Total interest and dividend revenue	5,150	4,827
Interest expense	1,054	1,071
Net interest income	4,096	3,756
Provision for loan losses	50	164
Net interest income after provision for loan losses	4,046	3,592
Noninterest income	5	8
Noninterest expenses	(180)	(248)
Income before income taxes	3,871	3,352
Income tax (expense) benefit	(78)	188
Income before undistributed net income of subsidiaries	3,793	3,540
Equity in undistributed net income of subsidiaries	13,102	9,227
Net income	$16,895	$12,767

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 16 - Parent Company Financial Information (continued)

Parent Company Only Statements of Cash Flows
(in thousands)	2019	2018
Cash flows from operating activities
Net Income	16,895	12,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	164
Equity in undistributed income-subsidiary	(13,102)	(9,227)
(Increase) decrease in receivable from subsidiary bank	38	(148)
Stock-based compensation expense	795	570
Director and employee compensation paid in Company stock	301	496
Deferred income tax benefit	(47)	(141)
Amortization of debt issuance costs	30	32
Changes in assets and liabilities:
Accrued interest receivable	8	(23)
Prepaid income taxes and taxes payable	81	45
Other assets	(663)	(169)
Accrued interest payable	1	(1)
Other liabilities	195	—
Net cash provided by operating activities	4,582	4,365

Cash flows from investing activities
Net increase in loans receivable	(1,062)	(19,988)
Capital injections to subsidiaries	(5,120)	(367)
Net cash provided by investing activities	(6,182)	(20,355)

Cash flows from financing activities
Repayment of debt	—	(2,000)
Repurchase of common stock	(371)	(45)
Proceeds from exercise of stock options	594	1,043
Proceeds from shares sold	—	198
Proceeds from initial public offering, net	—	19,764
Net cash provided by financing activities	223	18,960

Net increase (decrease) in cash and cash equivalents	(1,377)	2,970

Cash and cash equivalents, beginning of year	3,768	798

Cash and cash equivalents, end of year	$2,391	$3,768

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 17 - Fair Value
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 17 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018 as follows:

Fair Value of Financial Instruments
(in thousands)	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2019
Investment securities available for sale
U.S. government-sponsored enterprises	$999	$—	$999	$—
Municipal	528	—	528	—
Corporate	2,565	—	2,565	—
Mortgage-backed securities	56,736	—	56,736	—
	$60,828	$—	$60,828	$—
Loans held for sale	$71,030	$—	$71,030	$—
Derivative assets	$237	$—	$237	$—
Derivative liabilities	$125	$—	$125	$—

December 31, 2018
Investment securities available for sale
U.S. government-sponsored enterprises	$17,360	$—	$17,360	$—
Municipal	501	—	501	—
Corporate	2,885	—	2,885	—
Mortgage-backed securities	26,186	—	26,186	—
	$46,932	$—	$46,932	$—
Loans held for sale	$18,526	$—	$18,526	$—
Derivative assets	$172	$—	$172	$—
Derivative liabilities	$253	$—	$253	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)
	2019	2018
Loans held for sale
Aggregate fair value	$71,030	$18,526
Contractual principal	$67,118	$17,822
Difference	$3,912	$704

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 17 - Fair Value (continued)
As of December 31, 2019 and 2018, the Company elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2019 and 2018, the fair values consist of loan balances of $4.1 million and $4.4 million, with valuation allowances of $119 thousand and $262 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)
	2019	2018
Impaired loans
Level 1 Inputs	$—	$—
Level 2 Inputs	—	—
Level 3 Inputs	3,980	4,093
Total	$3,980	$4,093

Foreclosed real estate
Level 1 Inputs	—	—
Level 2 Inputs	—	—
Level 3 Inputs	2,384	142
Total	$2,384	$142
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2019 and 2018:

Inputs
	Valuation Technique	Unobservable Inputs	General Range of Inputs

Impaired Loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 25%
Foreclosed Real Estate	Appraised Value/Comparable Sales	Discounts to appraisals for estimated holding and/or selling costs	0 - 25%
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 17 - Fair Value (continued)
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
As of December 31, 2019, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2018, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 17 - Fair Value (continued)
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments (in thousands).

Fair Value of Financial Assets and Liabilities
	December 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$10,530	$10,530	$10,431	$10,431
Interest bearing deposits at other financial institutions	102,447	102,447	22,007	22,007
Federal funds sold	1,847	1,847	2,285	2,285
Restricted investments	3,966	3,966	2,503	2,503
Level 3
Loans receivable, net	$1,157,820	$1,155,922	$988,960	$979,058

Financial liabilities
Level 1
Noninterest-bearing deposits	$291,777	$291,777	$242,259	$242,259
Securities sold under agreements to repurchase	—	—	3,332	3,332
Level 3
Interest-bearing deposits	933,644	934,349	712,981	711,876
FHLB advances and other borrowed funds	$47,645	47,678	19,393	19,447

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 18 - Segments
The Company’s reportable segments represent product line divisions and are viewed separately for strategic planning purposes by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), and OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at December 31, 2019.

Segments

(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$60,385	$2,901	$18,394	$2,330	$(656)	$83,354
Interest expense	14,536	887	—	1,075	(656)	15,842
Net interest income	45,849	2,014	18,394	1,255	—	67,512
Provision for loan losses	2,015	—	726	50	—	2,791
Noninterest income	744	16,115	7,654	5	—	24,518
Noninterest expense	31,173	14,456	20,654	242	—	66,525
Net income before taxes	$13,405	$3,673	$4,668	$968	$—	$22,714

Total assets	$1,275,683	$71,899	$49,352	$35,239	$(3,678)	$1,428,495
Note 19 - Litigation
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018

Note 20 - Quarterly Results of Operations (unaudited)
The following table presents condensed unaudited information relating to quarterly periods in 2019 and 2018. All share and per common share amounts have been adjusted to reflect the Stock Split. Refer to Note 1 for additional information.

Quarterly Results of Operations
(in thousands)
	2019				2018
	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31
Interest Income	$22,393	$22,354	$20,289	$18,318	$18,238	$17,447	$16,778	$16,664
Interest Expense	4,339	4,170	3,758	3,574	3,348	2,955	2,657	2,279
Net Interest Income	18,054	18,184	16,531	14,744	14,890	14,492	14,121	14,385
Provision for Loan Losses	921	1,071	677	121	500	495	630	515
Noninterest Income	7,278	7,220	5,927	4,092	3,466	4,240	4,340	4,078
Noninterest Expense	17,757	18,228	16,210	14,330	13,094	13,900	13,529	13,600
Income Before Provision for Income Taxes	6,654	6,105	5,571	4,385	4,762	4,337	4,302	4,348
Provision for Income Taxes	1,581	1,625	1,548	1,066	1,276	1,190	1,158	1,358
Net Income	$5,073	$4,480	$4,023	$3,319	$3,486	$3,147	$3,144	$2,990

Basic earnings per common share	$0.37	$0.33	$0.30	$0.24	$0.26	$0.27	$0.26	$0.26
Diluted earnings per common share	$0.36	$0.32	$0.29	$0.24	$0.25	$0.26	$0.26	$0.25
Note 21 - Subsequent Events
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report by Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2019 This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, the Company maintained effective internal control over financial reporting based on those criteria.

Elliott Davis, PLLC, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.” The Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the transition period established by the SEC for an Emerging Growth Company.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2019 to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. Such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1), (2) and (c) The following financial statements are incorporated by reference from Item 8 hereof:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Income for the Years Ended December 31, 2019 and 2018.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019 and 2018.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018.
Notes to Consolidated Financial Statements.
(a)(3) and (b)    Exhibits required to be filed by Item 601 of Regulation S-K.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on August 31, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on August 31, 2018)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on September 17, 2018)
4.2	Description of Registrant’s Securities
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
10.1	Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed on August 31, 2018)
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
10.9
Employment Contract, dated November 17, 2017, by and among Capital Bancorp, Inc., Capital Bank, N.A. and Alan W. Jackson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed on May 14, 2019)

23.1	Consent of Elliott Davis, PLLC
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Annual Report on Form 10-K of Capital Bancorp, Inc. for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CAPITAL BANCORP, INC.
By:/s/ Edward F. Barry
Edward F. Barry
Chief Executive Officer

Dated: March 16, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Edward F. Barry	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Edward F. Barry

By:	/s/ Alan W. Jackson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
Alan W. Jackson

By:	/s/ Stephen N. Ashman	Chairman of the Board of Directors	March 16, 2020
Stephen N. Ashman

By:	/s/ C. Scott Brannan	Director	March 16, 2020
C. Scott Brannan

By:	/s/ Scot. R. Browning	Director	March 16, 2020
Scot R. Browning

By:	/s/ Joshua Bernstein	Director	March 16, 2020
Joshua Bernstein

By:	/s/ Michael Burke	Director	March 16, 2020
Michael Burke

By:	/s/ Randall. J. Levitt	Director	March 16, 2020
Randall J. Levitt

By:	/s/ Deborah Ratner Salzberg	Director	March 16, 2020
Deborah Ratner Salzberg

By:	/s/ Steven J. Schwartz	Director	March 16, 2020
Steven J. Schwartz

By:	/s/ James F. Whalen	Director	March 16, 2020
James F. Whalen

