Form 10-Q
period 2020-03-31
Capital Bancorp Inc
filed 2020-05-11
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2020         OR
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
As of May 6, 2020, the Company had 13,821,973 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	March 31, 2020 (unaudited)	December 31, 2019 (audited)
Assets
Cash and due from banks	$9,578	$10,530
Interest bearing deposits at other financial institutions	164,313	102,447
Federal funds sold	979	1,847
Total cash and cash equivalents	174,870	114,824
Investment securities available for sale	59,524	60,828
Restricted investments	4,274	3,966
Loans held for sale	73,955	71,030
Loans receivable, net of allowance for loan losses of $15,514 and $13,301 at March 31, 2020 and December 31, 2019, respectively	1,172,285	1,157,820
Premises and equipment, net	5,641	6,092
Accrued interest receivable	5,052	4,770
Deferred income taxes	3,979	4,263
Foreclosed real estate	3,402	2,384
Other assets	4,865	2,518
Total assets	$1,507,847	$1,428,495

Liabilities
Deposits
Noninterest-bearing, including related party balances of $12,558 and $16,009 at March 31, 2020 and December 31, 2019, respectively	$363,423	$291,777
Interest-bearing, including related party balances of $119,204 and $125,304 at March 31, 2020 and December 31, 2019, respectively	939,490	933,644
Total deposits	1,302,913	1,225,421
Federal Home Loan Bank advances	28,889	32,222
Other borrowed funds	15,430	15,423
Accrued interest payable	1,678	1,801
Other liabilities	22,857	20,297
Total liabilities	1,371,767	1,295,164

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $.01 par value; 49,000,000 shares authorized; 13,816,723 and 13,894,842 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	138	139
Additional paid-in capital	50,786	51,561
Retained earnings	84,389	81,618
Accumulated other comprehensive income	767	13
Total stockholders' equity	136,080	133,331
Total liabilities and stockholders' equity	$1,507,847	$1,428,495

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands except per share data)	2020	2019
Interest income
Loans, including fees	$21,074	$17,844
Investment securities available for sale	340	259
Federal funds sold and other	330	215
Total interest income	21,744	18,318

Interest expense
Deposits, includes payments to related parties of $383 and $519 for the three months ended March 31, 2020 and March 31, 2019, respectively.	3,613	3,243
Borrowed funds	444	331
Total interest expense	4,057	3,574

Net interest income	17,687	14,744
Provision for loan losses	2,409	121
Net interest income after provision for loan losses	15,278	14,623

Noninterest income
Service charges on deposits	149	98
Credit card fees	2,008	1,492
Mortgage banking revenue	4,017	2,376
Other fees and charges	405	126
Total noninterest income	6,579	4,092

Noninterest expenses
Salaries and employee benefits	8,457	6,787
Occupancy and equipment	1,178	1,094
Professional fees	770	619
Data processing	4,117	3,313
Advertising	636	443
Loan processing	447	305
Other real estate owned expenses, net	45	22
Other operating	2,193	1,747
Total noninterest expenses	17,843	14,330
Income before income taxes	4,014	4,385
Income tax expense	1,080	1,066
Net income	$2,934	$3,319

Basic earnings per share	$0.21	$0.24
Diluted earnings per share	$0.21	$0.24

Weighted average common shares outstanding:
Basic	13,876,428	13,702,433
Diluted	14,075,756	13,877,625

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$2,934	$3,319

Other comprehensive income (loss):
Unrealized gain on investment securities available for sale	1,040	370
Unrealized loss on cash flow hedging derivative	—	(5)
	1,040	365
Income tax expense relating to the items above	(286)	(100)
Other comprehensive income	754	265
Comprehensive income	$3,688	$3,584

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2018	13,672,479	$137	$49,321	$65,701	$(595)	$114,564
Adoption of ASC 842 Leases	—	—	—	(54)	—	(54)
Net income	—	—	—	3,319	—	3,319
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	270	270
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(5)	(5)
Stock options exercised	21,706	—	155	(48)	—	107
Shares issued as compensation	18,380	—	150	—	—	150
Stock-based compensation	—	—	199	—	—	199
Balance, March 31, 2019	13,712,565	$137	$49,825	$68,918	$(330)	$118,550

Balance, December 31, 2019	13,894,842	$139	$51,561	$81,618	$13	$133,331
Net income	—	—	—	2,934	—	2,934
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	754	754
Stock options exercised	34,015	—	263	(163)	—	100
Stock-based compensation	—	—	244	—	—	244
Shares repurchased and retired	(112,134)	(1)	(1,282)	—	—	(1,283)
Balance, March 31, 2020	13,816,723	$138	$50,786	$84,389	$767	$136,080

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$2,934	$3,319
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,409	121
Provision for losses on mortgage loans sold	106	24
Provision for (recovery of) off balance sheet credit risk	45	(10)
Net amortization on investments	68	31
Depreciation and amortization	522	594
Stock-based compensation expense	244	199
Director and employee compensation paid in stock	—	150
Deferred income tax benefit	(2)	(58)
Amortization of debt issuance expense	7	8
Mortgage banking revenue	(4,017)	(2,376)
Proceeds from sales of loans held for sale	181,513	74,068
Originations of loans held for sale	(180,421)	(74,796)
Changes in assets and liabilities:
Accrued interest receivable	(282)	(61)
Prepaid income taxes and taxes payable	—	4
Other assets	(2,347)	(737)
Accrued interest payable	(123)	405
Other liabilities	2,409	904
Net cash provided by operating activities	3,065	1,789

Cash flows from investing activities
Maturities, calls and principal paydowns of securities available for sale	2,276	1,191
Sales (purchases) of restricted investments	(308)	19
Net increase in loans receivable	(17,892)	(7,799)
Net disposals (purchases) of premises and equipment	(71)	111
Proceeds from sales of foreclosed real estate	—	50
Net cash used by investing activities	(15,995)	(6,428)

Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	$71,646	$19,976
Interest-bearing deposits	5,846	(7,494)
Securities sold under agreements to repurchase	—	(322)
Federal funds purchased	—	(2,000)
Federal Home Loan Bank advances, net	(3,333)	(2,000)
Repurchase of common stock	(1,283)	—
Proceeds from exercise of stock options	100	107
Net cash provided by financing activities	72,976	8,267

Net increase in cash and cash equivalents	60,046	3,628

Cash and cash equivalents, beginning of year	114,824	34,723

Cash and cash equivalents, end of period	$174,870	$38,351

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Noncash activities:
Loans transferred to foreclosed real estate	$1,018	$57
Change in unrealized gains on investments	$1,040	$370
Change in fair value of cash flow hedging derivative	$—	$(5)
Establishment of lease right-of-use asset	$—	$5,158
Establishment of lease liability	$—	$5,358

Cash paid during the period for:
Taxes	$1	$1
Interest	$4,180	$3,169

See Notes to Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, Columbia and North Bethesda, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), our residential mortgage banking arm, and issues credit cards through OpenSky®, a secured, digitally-driven nationwide credit card platform.
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
In October 2018, the Company completed its initial public offering (“IPO”), in which 1,834,310 shares of common stock were issued at $12.50 per share, generating net proceeds of $19.8 million.
Basis of presentation:
The accompanying consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. All intercompany transactions have been eliminated in consolidation. The Company reports its activities as four business segments. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and conform to general practices within the banking industry.
Risks and Uncertainties
The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operations in March and will likely adversely affect our operations in subsequent quarters, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic most likely to affect our future earnings, cash flows and financial condition in future quarters primarily include the nature and duration of the financial effects felt by our customers and the related impact on the customers' ability to fulfill their financial obligations to the Company as well as the potential decline of real estate values resulting from market disruption which may impair the recorded values of collateral-dependent loans. Accordingly, significant estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods. The greater the duration and severity of the pandemic the more likely that estimates will be materially impacted by its effects.

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
Loans held for sale
Mortgage loans originated and intended for sale are recorded at fair value, determined individually, as of the balance sheet date. Fair value is determined based on outstanding investor commitments, or in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined by the specific-identification method. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no servicing rights recorded for the value of such servicing. Interest on loans held for sale is credited to income based on the principal amounts outstanding.
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
Loans and the Allowance for Loan Losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees and costs, discounts on loans acquired, and the allowance for loan losses. Interest is accrued based on the loan

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods. The Company discontinues the accrual of interest when any portion of the principal and interest is 90 days past due and collateral is insufficient to discharge the debt in full. Generally, interest payments on nonaccrual loans are recorded as a reduction of the principal balance.
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
The allowance for loan losses is estimated to adequately provide for probable future losses on existing loans. The allowance consists of specific and general components. For loans that are classified as impaired, an allowance is established when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower than the carrying value of that loan. The general component covers pools of nonclassified loans and is based on historical loss experience adjusted with qualitative factors such as: trends in volume and terms of loans; levels of, and trends in, delinquencies and non-accruals; effects of any changes in lending policies, experience, ability and depth of management; national and local economic trends and conditions (with a specific evaluation of COVID-19 impact); commitments and concentrations of credit; changes in the quality of the Company’s loan review system; and the volume of loans with identified incomplete financial documentation. Actual loan performance may differ from those estimates. A loss is recognized as a charge to the allowance when management believes that collection of the loan is unlikely. Collections of loans previously charged off are added to the allowance at the time of recovery.
The Company determines the allowance for loan losses based on the accumulation of various components that are calculated independently in accordance with ASC 450 for pools of loans, and ASC 310 for Troubled Debt Restructuring and for individually evaluated loans. The process for determining an appropriate allowance for loan losses is based on a comprehensive and consistently applied analysis of the loan portfolio. The analysis considers all significant factors that affect the collectibility of the portfolio and supports the credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment. Additional disclosure on the allowance for loan losses, qualitative factors, and the potential COVID-19 impact can be found in the risk factors and Note 4 - loans receivable.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

Leases
During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The Company elected to apply the package of practical expedients permitting entities to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Additionally, as provided by ASU 2016-02, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of 12 months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term.
The Company is largely accounting for existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $5.2 million and $5.4 million, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $146 thousand of deferred rent, which was reclassified to lease liabilities, and the remainder was recorded as an adjustment to retained earnings in the amount of $54 thousand. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. Additional information is included in Note 6 - Leases.
Derivative Financial Instruments
The Company enters into commitments to fund residential mortgage loans (interest rate locks) with the intention of selling them in the secondary market. The Company also enters into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of mortgage banking revenue. Loans originated and intended for sale in the secondary market are carried at fair value. For pipeline loans which are not pre-sold to an investor, the Company endeavors to manage the interest rate risk on rate lock commitments by entering into forward sale contracts, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in mortgage banking revenue.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value estimates, we endeavor to maximize the use of observable inputs and minimize the use of unobservable inputs.
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
Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, loans held for sale, and derivative financial instruments. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. Additional information is included in Note 7 - Fair Value.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At March 31, 2020 and 2019, there were 251,251 and 273,600 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2020			2019
(dollars in thousands, except per share information)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per share - Basic
Net income available to common stockholders	$2,934	13,876,428	$0.21	$3,319	13,702,433	$0.24
Effect of dilutive securities	—	199,328		—	175,192
Earnings per share - Diluted	$2,934	14,075,756	$0.21	$3,319	13,877,625	$0.24
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive income (loss) as of March 31, 2020 and December 31, 2019 is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Unrealized gains on securities available for sale	$1,057	$18
Deferred tax expense	(290)	(5)
Total accumulated comprehensive income	$767	$13
Recently issued accounting pronouncements:
In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The FASB subsequently revised ASU 2019-10, which delayed implementation and the new standard is now effective for fiscal years beginning after December 15, 2022, including the interim periods within those fiscal years. The Company expects the provisions of this standard to impact the Company’s consolidated financial statements, in particular, the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.
The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption has been permitted since first quarter 2019, the Company does not expect to early adopt. In addition to the allowance for loan losses, the Company will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.
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
In March 2020, the FASB issued ASU 2020-04, ‘‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting’’. This new ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.  This amended guidance and the ability to elect its temporary optional expedients and exceptions are effective for the Company as of March 12, 2020 through December 31, 2022.
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2020, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to specific loan types are as follows:

•
Full payment-balloon or full amortization loans - Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the balloon maturity/payoff date occurs.

•
Full payment ARM loans - Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the ARM repricing occurs.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

•
Full Payment Rate Reset Loans - Once the deferral period has ended, the Company will go back to billing principal and interest. As payments are made, all funds will go towards interest until all accrued interest has been caught up. Once the accrued interest is satisfied, future payments will be broken out for both principal and interest. The amount of principal that had been deferred will be re-amortized when the rate reset occurs.

•
Principal deferral only loans (any type) - Once the deferral period has ended, the Company will go back to billing principal and interest. The principal amount that has been deferred will be re-amortized when either the maturity, ARM repricing or rate reset occurs.

•
Consumer loans - Borrowers are required to sign a change in the terms and agreements at the time of deferral, which re-amortizes the loan and extends the maturity date based on the number of months deferred.

This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Reclassifications:
Certain reclassifications have been made to the amounts reported in prior periods to conform to the current period presentation. The reclassifications had no effect on net income or total stockholders' equity.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At March 31, 2020 and December 31, 2019, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3- Investment Securities
The amortized cost and estimated fair value of investment securities at March 31, 2020 and December 31, 2019 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
March 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. government-sponsored enterprises	$1,000	$2	$—	$1,002
Municipal	514	—	(43)	471
Corporate	2,260	25	(82)	2,203
Mortgage-backed securities	54,693	1,155	—	55,848
	$58,467	$1,182	$(125)	$59,524

December 31, 2019
Available for sale
U.S. government-sponsored enterprises	$1,000	$—	$(1)	$999
Municipal	515	13	—	528
Corporate	2,542	46	(23)	2,565
Mortgage-backed securities	56,754	117	(135)	56,736
	$60,811	$176	$(159)	$60,828
There were no securities sold during the three months ended March 31, 2020 and 2019.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

Information related to unrealized losses in the investment portfolio as of March 31, 2020 and December 31, 2019 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal	471	(43)	—	—	471	(43)
Corporate	999	(2)	179	(80)	1,178	(82)
	$1,470	$(45)	$179	$(80)	$1,649	$(125)

December 31, 2019
U.S. government-sponsored enterprises	$—	$—	$999	$(1)	$999	$(1)
Corporate	—	—	519	(23)	519	(23)
Mortgage-backed securities	21,487	(78)	5,246	(57)	26,733	(135)
	$21,487	$(78)	$6,764	$(81)	$28,251	$(159)
At March 31, 2020, there was one corporate security that had been in a loss position for greater than twelve months. At December 31, 2019, there was one U.S. government-sponsored enterprises security, two corporate securities, and four mortgage-backed securities that had been in a loss position for greater than twelve months. Management believes that the unrealized loss at March 31, 2020 has resulted from changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at March 31, 2020 and December 31, 2019 is shown below:

Pledged Securities
	March 31, 2020		December 31, 2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal Home Loan Bank advances	$1,435	$1,481	$1,508	$1,522

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

Contractual maturities of U.S. government-sponsored enterprises, municipals and corporate securities at March 31, 2020 and December 31, 2019 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities
	March 31, 2020		December 31, 2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,000	$1,002	$1,542	$1,518
Over one to five years	—	—	—	—
Over five to ten years	2,000	2,023	2,000	2,046
Over ten years	774	651	515	528
Mortgage-backed securities(1)	54,693	55,848	56,754	56,736
	$58,467	$59,524	$60,811	$60,828
_______________

(1)	Mortgage-backed securities contractually repay in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Loans Receivable

Major classifications of loans as are as follows:

Loan Categories
(in thousands)	March 31, 2020	December 31, 2019
Real estate
Residential	$430,870	$427,926
Commercial	360,601	348,091
Construction	204,047	198,702
Commercial	151,551	151,109
Credit card	41,881	46,412
Other consumer	1,103	1,285
	1,190,053	1,173,525
Deferred origination fees, net	(2,254)	(2,404)
Allowance for loan losses	(15,514)	(13,301)
Loans receivable, net	$1,172,285	$1,157,820
The Company makes loans to customers located primarily in the Washington, D.C. and Baltimore metropolitan areas. Although the loan portfolio is diversified, its performance is influenced by the regional economy. The Company’s loan categories are described below.
Residential Real Estate Loans. One-to-four family mortgage loans are primarily secured by owner-occupied primary residences and, to a lesser extent, investor owned residences. Residential loans are originated through the commercial sales teams and Capital Bank Home Loans division. Residential loans also include home equity lines of credit. Owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. Generally, the required minimum debt service coverage ratio is 115%. Residential real estate loans have represented a stable and growing portion of our loan portfolio.
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of March 31, 2020, there were approximately $163.8 million of owner-occupied commercial real estate loans, representing approximately 45.4% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans have initial fixed rate terms that adjust typically at 5 years and origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are somewhat diverse in terms and type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Loans Receivable (continued)

established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as the borrower’s trends of sales valuations as compared to underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is closely monitored and the original underwriting guidelines for construction milestones and completion timelines are strictly enforced.
Commercial Business Loans. In addition to other loan products, general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products are offered, primarily in target markets, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower and secondarily, on the underlying collateral provided by the borrower. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment. Personal guaranties from the borrower or other principal are generally obtained.
Credit Cards. Our OpenSky® credit card division provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $39.6 million and $43.3 million of the credit card balances were secured by savings deposits held by the Company as of March 31, 2020 and December 31, 2019, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans such as term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. The remaining nonaccretable discounts on loans acquired was $285 thousand as of March 31, 2020 and December 31, 2019. Loans with nonaccretable discounts had a carrying value of $855 thousand and $864 thousand as of March 31, 2020 and December 31, 2019.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Loans Receivable (continued)

Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)
	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Accretable discount at beginning of period	$429	$438
Accretion and payoff of loans	(196)	(9)
Accretable discount at end of period	$233	$429
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three months ended March 31, 2020 and March 31, 2019.

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended March 31, 2020				Recoveries
Real estate
Residential	$4,135	$836	$—	$—	$4,971
Commercial	3,572	851	—	—	4,423
Construction	2,668	364	—	—	3,032
Commercial	1,548	140	(25)	—	1,663
Credit card	1,368	217	(179)	8	1,414
Other consumer	10	1	—	—	11
	$13,301	$2,409	$(204)	$8	$15,514

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs		Ending Balance
Three Months Ended March 31, 2019				Recoveries
Real estate
Residential	$3,541	$334	$—	$—	$3,875
Commercial	3,003	(157)	—	2	2,848
Construction	2,093	(64)	—	—	2,029
Commercial	1,578	(151)	—	—	1,427
Credit card	1,084	159	(93)	9	1,159
Other consumer	9	—	—	—	9
	$11,308	$121	$(93)	$11	$11,347

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Loans Receivable (continued)

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
March 31, 2020	Individually	Collectively	Individually	Collectively
Real estate
Residential	$—	$4,971	$1,633	$429,237
Commercial	—	4,423	1,408	359,193
Construction	—	3,032	1,503	202,544
Commercial	89	1,574	440	151,111
Credit card	—	1,414	—	41,881
Other consumer	—	11	—	1,103
	$89	$15,425	$4,984	$1,185,069

December 31, 2019
Real estate
Residential	$—	$4,135	$2,192	$425,734
Commercial	—	3,572	1,433	346,658
Construction	—	2,668	—	198,702
Commercial	119	1,429	474	150,635
Credit card	—	1,368	—	46,412
Other consumer	—	10	—	1,285
	$119	$13,182	$4,099	$1,169,426

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Loans Receivable (continued)

Past due loans, segregated by age and class of loans, as of March 31, 2020 and December 31, 2019 were as follows:

Loans Past Due						Accruing Loans 90 or More Days Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans		Non-accrual Loans
(in thousands)
March 31, 2020
Real estate
Residential	$8,986	$1,653	$10,639	$420,231	$430,870	$229	$1,633
Commercial	4,616	1,678	6,294	354,307	360,601	270	1,408
Construction	2,103	353	2,456	201,591	204,047	297	1,503
Commercial	3,014	323	3,337	148,214	151,551	—	440
Credit card	3,834	7	3,841	38,040	41,881	7	—
Other consumer	—	—	—	1,103	1,103	—	—
	$22,553	$4,014	$26,567	$1,163,486	$1,190,053	$803	$4,984

Acquired loans included in total above	$22	$1,263	$1,285	$4,599	$5,884	$498	$818

December 31, 2019
Real estate
Residential	$704	$2,436	$3,140	$424,786	$427,926	$374	$2,192
Commercial	275	1,671	1,946	346,145	348,091	237	1,433
Construction	756	—	756	197,946	198,702	—	—
Commercial	172	353	525	150,584	151,109	—	474
Credit card	5,526	8	5,534	40,878	46,412	9	—
Other consumer	—	—	—	1,285	1,285	—	—
	$7,433	$4,468	$11,901	$1,161,624	$1,173,525	$620	$4,099

Acquired loans included in total above	$305	$1,243	$1,548	$4,873	$6,421	$464	$880
As of March 31, 2020 and December 31, 2019, there was a $159 thousand loan secured by a one to four family residential property in the process of foreclosure.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Loans Receivable (continued)

Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
March 31, 2020
Real estate
Residential	$1,838	$1,633	$—	$1,633	$—
Commercial	1,551	1,408	—	1,408	—
Construction	1,528	1,503	—	1,503	—
Commercial	559	201	239	440	89
	$5,476	$4,745	$239	$4,984	$89

Acquired loans included above	$987	$818	$—	$818	$—

December 31, 2019
Real estate
Residential	$2,309	$2,192	$—	$2,192	$—
Commercial	1,477	1,433	—	1,433	—
Commercial	574	201	273	474	119
	$4,360	$3,826	$273	$4,099	$119

Acquired loans included above	$1,148	$880	$—	$880	$—
The following table summarizes interest recognized on impaired loans:

Interest Recognized on Impaired Loans
	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate
Residential	$1,840	$—	$2,399	$—
Commercial	1,575	3	1,572	—
Construction	1,528	9	2,132	—
Commercial	661	—	1,513	—
	$5,604	$12	$7,616	$—
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

Note 4 - Loans Receivable (continued)

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

Note 4 - Loans Receivable (continued)

The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
March 31, 2020
Real estate:
Residential	$424,908	$4,257	$1,705	$—	$430,870
Commercial	352,880	6,313	1,408	—	360,601
Construction	200,885	1,594	1,568	—	204,047
Commercial	145,701	4,508	1,342	—	151,551
Credit card	41,881	—	—	—	41,881
Other consumer	1,103	—	—	—	1,103
Total	$1,167,358	$16,672	$6,023	$—	$1,190,053

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial	145,178	4,505	1,426	—	151,109
Credit card	46,412	—	—	—	46,412
Other consumer	1,285	—	—	—	1,285
Total	$1,157,551	$10,850	$5,124	$—	$1,173,525
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Loans Receivable (continued)

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
March 31, 2020		Performing	Nonperforming	Total
Real estate
Residential	3	$—	$145	$145
Commercial	2	—	309	309
	5	$—	$454	$454

Acquired loans included in total above	3	$—	$145	$145

December 31, 2019
Real estate
Residential	3	$—	$145	$145
Commercial	2	—	314	314
	5	$—	$459	$459

Acquired loans included in total above	3	$—	$145	$145
There were no new troubled debt restructurings in the three months ended March 31, 2020. The Company had no defaulted TDR loans over the last twelve months.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	March 31, 2020	December 31, 2019
Unused lines of credit
Real Estate
Residential	$14,903	$13,754
Residential - Home Equity	28,242	26,407
Commercial	15,846	31,411
Construction	111,629	114,999
Commercial	42,787	36,442
Secured credit card	48,435	37,517
Personal	482	43
Total unused lines of credit	$262,324	$260,573

Commitments to originate residential loans held for sale	$8,900	$2,646

Letters of credit	$5,260	$5,305
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - Loans Receivable (continued)

The Company's maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments and lines of credit are generally made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments. The Company maintains an estimated reserve for off balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended
	March 31, 2020	March 31, 2019
Balance at beginning of period	$1,226	$1,053
Provision for off balance sheet credit commitments	45	(10)
Balance at end of period	$1,271	$1,043
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
The Company maintains an estimated reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended
	March 31, 2020	March 31, 2019
Balance at beginning of period	$575	$501
Provision for mortgage loan put backs	106	24
Charge-offs	(14)	(10)
Balance at end of period	$667	$515

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Derivative Financial Instruments

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	March 31, 2020	December 31, 2019
Notional amount of open forward sales agreements	$107,482	$61,000
Fair value of open forward delivery sales agreements.	(2,072)	(125)
Notional amount of open mandatory delivery commitments	29,496	22,888
Fair value of open mandatory delivery commitments	(21)	115
Notional amount of interest rate lock commitments	112,995	32,365
Fair value of interest rate lock commitments	(398)	122

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Leases

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
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.32% at March 31, 2020 and 2.24% at December 31, 2019. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of March 31, 2020, the Company’s lease ROU assets and related lease liabilities were $3.7 million and $4.0 million, respectively, compared to December 31, 2019 balances of $3.9 million of ROU assets and $4.3 million of lease liabilities,and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of March 31, 2020, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	March 31, 2020	December 31, 2019
Lease Right of Use Asset:
Lease asset	$5,187	$5,158
Less: Accumulated amortization	(1,514)	(1,238)
Net lease asset	$3,673	3,920

Lease Liability:
Lease liability	$4,036	$4,291

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Leases (continued)

Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	March 31, 2020
Amounts due in:
2020	$969
2021	1,315
2022	926
2023	744
2024	420
Total future lease payments	4,374
Discount of cash flows	(338)
Present value of net future lease payments	$4,036

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Fair Value

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Fair Value (continued)

The Company has categorized its financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 as follows:

Fair Value of Financial Instruments
(in thousands)
March 31, 2020	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. government-sponsored enterprises	$1,002	$—	$1,002	$—
Municipal	471	—	471	—
Corporate	2,203	—	2,203	—
Mortgage-backed securities	55,848	—	55,848	—
	$59,524	$—	$59,524	$—
Loans held for sale	$73,955	$—	$73,955	$—
Derivative liabilities	$2,491	$—	$2,491	$—

December 31, 2019
Investment securities available for sale
U.S. government-sponsored enterprises	$999	$—	$999	$—
Municipal	528	—	528	—
Corporate	2,565	—	2,565	—
Mortgage-backed securities	56,736	—	56,736	—
	$60,828	$—	$60,828	$—
Loans held for sale	$71,030	$—	$71,030	$—
Derivative assets	$237	$—	$237	$—
Derivative liabilities	$125	$—	$125	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	March 31, 2020	December 31, 2019
Aggregate fair value	$73,955	$71,030
Contractual principal	69,441	67,118
Difference	$4,514	$3,912
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Fair Value (continued)

sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2020 and December 31, 2019, the fair values consist of loan balances of $5.0 million and $4.1 million, with specific reserves of $89 thousand and $119 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	March 31, 2020	December 31, 2019
Impaired loans
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	4,895	3,980
Total	$4,895	$3,980

Foreclosed real estate
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	3,402	2,384
Total	$3,402	$2,384
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2020 and December 31, 2019:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs

Impaired Loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	11 to 25%
Foreclosed Real Estate	Appraised Value/Comparable Sales	Discounts to appraisals for estimated holding and/or selling costs	11 to 25%
Fair value of financial instruments
Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Fair Value (continued)

convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	March 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$9,578	$9,578	$10,530	$10,530
Interest bearing deposits at other financial institutions	164,313	164,313	102,447	102,447
Federal funds sold	979	979	1,847	1,847
Level 3
Loans receivable, net	$1,172,285	$1,179,026	$1,157,820	$1,155,922
Restricted investments	4,274	4,274	3,966	3,966

Financial liabilities
Level 1
Noninterest bearing deposits	$363,423	$363,423	$291,777	$291,777
Level 3
Interest bearing deposits	$939,490	$942,888	$933,644	$934,349
FHLB advances and other borrowed funds	44,319	44,349	47,645	47,678

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Segments

The Company’s reportable segments represent product line divisions and are viewed separately for strategic planning purposes by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at March 31, 2020.

Segments
(in thousands)
For the Three Months Ended March 31, 2020
	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$16,107	$366	$4,706	$3,461	$(2,896)	$21,744
Interest expense	3,587	209	—	278	(17)	4,057
Net interest income	12,520	157	4,706	3,183	(2,879)	17,687
Provision for loan losses	2,192	—	217	—	—	2,409
Net interest income after provision	10,328	157	4,489	3,183	(2,879)	15,278
Noninterest income	225	4,345	2,008	1	—	6,579
Noninterest expense	8,704	3,448	5,582	109	—	17,843
Net income before taxes	$1,849	$1,054	$915	$3,075	$(2,879)	$4,014

Total assets	$1,354,546	$75,261	$44,889	$158,072	$(124,921)	$1,507,847

For the Three Months Ended March 31, 2019
Interest income	$13,911	$351	$3,590	$3,808	$(3,342)	$18,318
Interest expense	3,243	70	—	261	—	3,574
Net interest income	10,668	281	3,590	3,547	(3,342)	14,744
Provision for (recovery of) loan losses	(88)	—	159	50	—	121
Net interest income after provision	10,756	281	3,431	3,497	(3,342)	14,623
Noninterest income	144	2,404	1,543	1	—	4,092
Noninterest expense	7,414	2,484	4,362	70	—	14,330
Net income before taxes	$3,486	$201	$612	$3,428	$(3,342)	$4,385

Total assets	$1,031,062	$22,572	$34,605	$137,842	$(102,329)	$1,123,752
Note 9 - Litigation
The Company is involved in legal proceedings occurring in the ordinary course of business.  The aggregate effect of these, in management’s opinion, will not materially affect the results of operations or financial condition of the Company.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 10 - Subsequent Events

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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted March 27, 2020 in response to the COVID-19 pandemic, includes provisions designed to provide relief to individuals and businesses. This legislation created the $349 billion Paycheck Protection Program ("PPP"). The principal and interest of PPP loans is guaranteed by the Small Business Administration ("SBA"). PPP covered loans also afford borrowers forgiveness of the principal and interest of the covered loan if the proceeds are used primarily to retain workers and pay other qualified business expenses. As an SBA lender, the Bank is actively participating in the PPP and are working hard to meet the needs of our customers and community, processing as many eligible applications as soon as possible.
Section 4013 of the CARES Act addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. None of the modified loans met or are expected to meet the criteria of a TDR under the CARES Act or the related interagency statement.
Through April 30, 2020, the Bank processed over 1,110 PPP loan applications for approximately $246.0 million in the first and second round of the program.
Through April 30, 2020, we granted payment deferrals for commercial and consumer loans with aggregate balances of $107.3 million.
Additionally, we have offered assistance to our OpenSky® cardholders, including late fee waivers and minimum payment deferrals, in an effort for them to avoid delinquency and negative credit bureau reporting. In the OpenSky® Secured Credit Card business, we launched a relief program in March 2020 for affected customers requesting assistance. The program provides for payment deferral and relief without impacting our customers' credit history. As of April 30, 2020, 2,139 customers or 0.71% of total customers, representing $716 thousand in balances outstanding, had taken advantage of the program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
In addition to the foregoing, the COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees and third party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
COVID-19 Pandemic

•
responsive actions related to the COVID-19 pandemic may adversely affect our business, financial condition, results of operations, liquidity, and cash flow. It is impossible to predict the extent of any such impact as the circumstances rapidly evolve;

•
public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have temporarily closed certain of our branches and other locations over the past several months. Our results could be adversely impacted by these closures and other actions taken to contain the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted;

•
while we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time;

•	risks associated with our residential mortgage banking, consumer credit card and commercial businesses may be adversely affected by the effect of the COVID-19 pandemic and other circumstances;

•	adequacy of reserves, including our allowance for loan losses may be impacted by effects of the COVID-19 pandemic and other circumstances;

•
asset quality within the Company’s loan portfolio and the value of collateral securing our loans may deteriorate and be adversely impacted by the effects and duration of the COVID-19 pandemic and other circumstances;

•
our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our results of operations; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor their commitments to us;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	liquidity risks associated with our business could be adversely affected by the COVID-19 pandemic and other circumstances;

•	our ability to maintain important deposit customer relationships and our reputation could be impacted by the COVID-19 pandemic and other circumstances;

•
the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals may be impacted by the COVID-19 pandemic and other circumstances;

•	fluctuations in the fair value of our investment securities that are beyond our control could be impacted by the COVID-19 pandemic duration;

•	potential exposure to fraud, negligence, computer theft and cyber-crime as an effect of the COVID-19 pandemic and other circumstances could increase;

•
the adequacy of our risk management framework may be impacted by the COVID-19 pandemic as our cyber security risks are increased as the result of an increase in the number of employees working remotely;

General Economic Conditions

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

•	the concentration of our business in the Washington, D.C. and Baltimore metropolitan areas and the effect of changes in the economic, political and environmental conditions on these markets;
General Business Operations

•	our ability to prudently manage our growth and execute our strategy;

•	our plans to grow our commercial real estate and commercial business loan portfolios which may carry material risks of non-payment or other unfavorable consequences;

•	strategic acquisitions we may undertake to achieve our goals;

•	our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions;

•	our dependence upon outside third parties for the processing and handling of our records and data;

•	our ability to adapt to technological change;

•	our engagement in derivative transactions;

•	volatility and direction of market interest rates;

•	the possible impact of uncertainty about the future of LIBOR on our net interest income;

•
due to the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

•	our dependence on our management team and board of directors and changes in management and board composition;

•	our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;

•	risks associated with our OpenSky credit card division, including compliance with applicable consumer finance and fraud prevention regulations;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	the financial soundness of other financial institutions;

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

•	further government intervention in the U.S. financial system; and

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control.

As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.
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
The Company reports its activities in four business segments: commercial banking; mortgage lending; credit cards; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and conform to general practices within the banking industry.
Our Commercial Banking division accounts for the majority of the Bank’s total assets. Our commercial bankers provide high quality service, customized solutions and tailored advice to commercial clients in our operating markets.
Our Capital Bank Home Loan (“CBHL”) division originates conventional and government-guaranteed residential mortgage loans on a nationwide basis primarily for sale into the secondary market and in certain, limited circumstances for the Bank’s loan portfolio.
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

COVID-19 Pandemic
The recent outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations of activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Currently, we have approximately 94%% of our workforce, working remotely without impacting our productivity while continuing to provide a superior level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. We have also enhanced awareness of digital banking offerings, expanded services at our drive thru locations, and allowed customers to make appointments in the branch for critical services. The Company’s branches remain open and have taken steps to comply with various government directives regarding “social distancing,” as well as enhanced cleaning and disinfecting of all surface areas to protect its clients and employees.

Small Business Administration’s Paycheck Protection Program
We were able to quickly establish our process for participating in the Small Business Administration’s Paycheck Protection Program (“PPP”) that enabled our clients to utilize this valuable resource beginning in April 2020. Loans under the PPP are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are guaranteed by the SBA and forgiveness of the loan, by the SBA, is granted to the borrower if the borrower uses at least 75% of the funds to cover payroll costs and benefits. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. Loans under the PPP do not require any collateral or personal guarantees, as such, these loans are typically included in the commercial loans segment below. Through April 30, 2020, our team has been able to process over 1,110 PPP loans for approximately $246.0 million in the first and second round of the program, which has allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We are also closely monitoring the credit quality of the loan portfolio and monitor line of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.
Short-term Modifications for Borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. As of March 31, 2020, we deferred payments of principal and/or interest on a short-term basis for 9 commercial and consumer loans with an aggregate balance of $10.2 million. Through April 30, 2020, we granted additional payment deferrals for commercial and consumer loans with aggregate balances of $107.3 million.
Liquidity
We are vigilantly monitoring our liquidity position on an ongoing basis as the circumstances surrounding the pandemic continue to evolve. The Company has several available sources of on and off-balance sheet liquidity. Currently, the Company has not needed to tap into these available liquidity sources due to payment deferrals by customers, funding of PPP loans, or organic loan growth. The potential for increased reliance on available liquidity sources may be required based on the effects of the pandemic and their impact on the level of deposits and other factors. Additional discussion on our liquidity as of the report date is reflected in the “Liquidity” section of management’s discussion and analysis.
Capital
As of March 31, 2020, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. Additionally, through April 30, 2020, the Bank’s capital ratios continued to exceed the regulatory minimums for well-capitalized institutions. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may deteriorate in future periods due to the impact of the pandemic and limit our ability to pay dividends.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2020	2019	% Change
(in thousands)
Interest income	$21,744	$18,318	18.7%
Interest expense	4,057	3,574	13.5%
Net interest income	17,687	14,744	20.0%
Provision for loan losses	2,409	121	1,890.9%
Net interest income after provision	15,278	14,623	4.5%
Noninterest income	6,579	4,092	60.8%
Noninterest expenses	17,843	14,330	24.5%
Net income before income taxes	4,014	4,385	(8.5)%
Income tax expense	1,080	1,066	1.3%
Net income	$2,934	$3,319	(11.6)%
Net income for the three months ended March 31, 2020 decreased 11.6 percent to $2.9 million from $3.3 million for the first quarter of 2019. The decrease was primarily the result of an increase in the loan loss provision of $2.4 million in the current quarter, $2.2 million of which was the result of macro-economic deterioration from the COVID-19 worldwide pandemic.
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
The following table shows the average outstanding balance of each principal category of our assets, liabilities and stockholders’ equity, together with the average yields on our assets and the average costs of our liabilities for the periods indicated. Such yields and costs are calculated by dividing income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$96,622	$259	1.08%	$31,145	$164	2.13%
Federal funds sold	1,068	4	1.45%	1,624	1	0.21%
Investment securities	60,396	340	2.26%	46,512	259	2.26%
Restricted investments	3,918	67	6.87%	2,739	50	7.47%
Loans held for sale	42,105	366	3.49%	14,290	351	9.97%
Loans(2)	1,175,090	20,708	7.09%	999,500	17,493	7.10%
Total interest earning assets	1,379,199	21,744	6.34%	1,095,810	18,318	6.78%
Noninterest earning assets	18,099			12,162
Total assets	$1,397,298			$1,107,972

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$143,875	$228	0.64%	$78,027	$78	0.41%
Savings	4,409	3	0.30%	3,341	3	0.36%
Money market accounts	446,928	1,687	1.52%	317,007	1,314	1.68%
Time deposits	304,053	1,695	2.24%	320,446	1,848	2.34%
Borrowed funds	45,757	444	3.90%	25,918	331	5.18%
Total interest bearing liabilities	945,022	4,057	1.73%	744,739	3,574	1.95%
Noninterest bearing liabilities:
Noninterest bearing liabilities	19,835			11,689
Noninterest bearing deposits	295,060			233,379
Stockholders’ equity	137,381			118,165
Total liabilities and stockholders’ equity	$1,397,298			$1,107,972

Net interest spread(3)			4.61%			4.83%
Net interest income		$17,687			$14,744
Net interest margin(4)			5.16%			5.46%
Net interest margin excluding credit card portfolio			3.96%			4.30%
_______________

(1)	Annualized.

(2)	Includes nonaccrual loans.

(3)	Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.

(4)	Net interest margin is a ratio calculated as annualized net interest income divided by average interest earning assets for the same period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2020
	Compared to the
	Three Months Ended March 31, 2019
	Change Due To		Interest Variance
(in thousands)	Volume	Rate
Interest Income:
Interest bearing deposits	$124	$(29)	$95
Federal funds sold	—	3	3
Investment securities	81	1	82
Restricted stock	21	(4)	17
Loans held for sale	22	(7)	15
Loans	3,246	(32)	3,214
Total interest income	$3,494	$(68)	$3,426

Interest Expense:
Interest bearing demand accounts	$89	$60	$149
Savings	1	—	1
Money market accounts	489	(115)	374
Time deposits	(85)	(69)	(154)
Borrowed funds	167	(54)	113
Total interest expense	661	(178)	483
Net interest income	$2,833	$110	$2,943

Net interest income increased by $2.9 million, or 20.0%, for the first quarter 2020 compared to the first quarter of 2019 as average total interest earning assets increased from $1.10 billion to $1.38 billion. The increase in average interest earning assets was driven by an increase in average loan balances of $175.6 million, or 17.6%, from an average of $1.0 billion for the quarter ended March 31, 2019 to $1.2 billion for the quarter ended March 31, 2020. Reflective of the decreasing interest rate environment beginning in the third quarter of 2019, the annualized yield on interest earning assets decreased 44 basis points, from 6.78% for the three months ended March 31, 2019 to 6.34% for the three months ended March 31, 2020.
Average interest bearing liabilities increased by $200.3 million, or 26.9%, from $744.7 million for the first quarter of 2019 to $945.0 million for the first quarter of 2020. The increase was due to growth of $180.4 million, or 25.1%, in the average balance of interest bearing deposits and an increase in the average balance of borrowed funds of $19.8 million, or 77%. The annualized average interest rate paid on interest bearing liabilities decreased 22 basis points to 1.73% for the first quarter of 2020 from 1.95% for the first quarter of 2019. The average annualized interest rate on interest bearing deposits and borrowed funds decreased by 105 basis points and 128 basis points, respectively. The decreases in the annualized average interest rates reflect interest rate decreases in 2019 and 2020.
The net interest margin decreased 30 basis points to 5.16% for the three months ended March 31, 2020, from 5.46% for the three months ended March 31, 2019. Excluding credit cards, the Company’s annualized net interest margin was 3.96% for the three months ended March 31, 2020, down 34 basis points from 4.30% for the three months ended March 31, 2019. The year over year net interest margin decrease of 30 basis points was primarily due to the decreasing rate environment. The Company’s net interest spread was 4.61% and 4.83% for the three months ended March 31, 2020 and 2019, respectively.

Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
The provision for loan losses was $2.4 million and $121 thousand for the three months ended March 31, 2020 and 2019, respectively. For the quarter ended March 31, 2020, the COVID-19 pandemic related deterioration in the macro-economic environment resulted in a $2.2 million provision. The current provision also included $189 thousand as a result of loan growth. Our allowance for loan losses as a percent of total loans was 1.31% and 1.14% at March 31, 2020 and December 31, 2019, respectively. Net charge-offs amounted to $196 thousand for the three months ended March 31, 2020, compared to $82 thousand for the three months ended March 31, 2019. The increase in net charge-offs for the quarter was primarily due to increases in charge-offs of $86 thousand and $25 thousand in credit cards and commercial loans, respectively.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended March 31,
	2020	2019	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$149	$98	52.0%
Credit card fees	2,008	1,492	34.6%
Mortgage banking revenue	4,017	2,376	69.1%
Other fees and charges	405	126	221.4%
Total noninterest income	$6,579	$4,092	60.8%
Noninterest income increased $2.5 million, or 61%, to $6.6 million for the three months ended March 31, 2020 from $4.1 million for the three months ended March 31, 2019. The primary increase was due to mortgage banking revenue, which increased by $1.6 million, or 69%, during the first quarter of 2020 compared to the first quarter of 2019. Purchase volume as a percentage of loan originations was 33% for the first quarter of 2020, compared to 29% for the first quarter of 2019. Net proceeds from the sale of loans held for sale amounted to $177.5 million for the three months ended March 31, 2020 compared to $71.7 million for the three months ended March 31, 2019.
OpenSky® credit card issuances continued at higher levels, totaling 43 thousand for the three months ended March 31, 2020, compared to 35 thousand for the three months ended March 31, 2019. Credit card fees correspondingly increased $516 thousand to $2.0 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended March 31,
	2020	2019	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$8,457	$6,787	24.6%
Occupancy and equipment	1,178	1,094	7.7%
Professional services	770	619	24.4%
Data processing	4,117	3,313	24.3%
Advertising	636	443	43.6%
Loan processing	447	305	46.6%
Other real estate expense, net	45	22	104.5%
Other	2,193	1,747	25.5%
Total noninterest expense	$17,843	$14,330	24.5%
Noninterest expense amounted to $17.8 million for the three months ended March 31, 2020, an increase of $3.5 million, or 25%, compared to $14.3 million for the three months ended March 31, 2019. The increase was primarily due to increases in salaries and employee benefits, which include commissions paid on mortgage originations, data processing expenses, advertising, and other expenses. Commissions paid on mortgage originations increased 53.1% from $682 thousand to $1.0 million, reflective of higher levels of mortgage originations. Another component of the increase in salary and employee benefits expense resulted from a 12.1% increase in employees to 240 at March 31, 2020, from 214 at March 31, 2019. The increase in employees is reflective of the organic growth of the Company and includes 24 new employees in the revenue producing teams of the commercial banking and mortgage banking divisions. In addition, there was an increase of $804 thousand in data processing expense reflecting the higher volume of open credit cards and higher loan and deposit balances during the period.
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
Income tax expense was $1.1 million for both the three months ended March 31, 2020 and 2019. . Our effective tax rates were approximately 26.9% and 24.3% for the 2020 and 2019 periods, respectively. The lower effective rate for 2019 was due to favorable changes in the relative levels of taxable income across multiple state tax jurisdictions.

Financial Condition
As of March 31, 2020, our total assets increased $79.4 million from December 31, 2019 to approximately $1.5 billion. Loans receivable, interest bearing deposits at other financial institutions and loans held for sale increased. Fed funds sold, premises and equipment and investment securities decreased over the period. Noninterest bearing deposits increased to $363.4 million at March 31, 2020 from $291.8 million at December 31, 2019 and interest bearing deposits increased to $939.5 million from $933.6 million, in the period. Stockholders’ equity increased $2.7 million, or 2.1%, to $136.1 million at March 31, 2020, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of March 31, 2020, interest bearing deposits at other financial institutions increased $61.9 million, or 60.4%, to $164.3 million from $102.4 million at December 31, 2019. The increase was primarily due to increased deposits from fiduciary accounts.
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
Our investment portfolio decreased by 2.1%, or approximately $1.3 million, from $60.8 million at December 31, 2019, to $59.5 million at March 31, 2020 primarily as a result of $1.2 million of paydowns received on mortgage-backed securities. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, and high quality municipal and corporate bonds.
The following tables summarize the contractual maturities and weighted-average yields of investment securities at March 31, 2020 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	One Year or Less		More Than Five Years Through 10 Years		More Than 10 Years		Total
March 31, 2020	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. government-sponsored agencies	$1,000	1.45%	$—	—%	$—	—%	$1,000	$1,002	1.45%
Municipal	—	—%	—	—%	514	2.51%	514	471	2.51%
Corporate bonds	—	—%	2,000	5.50%	260	—%	2,260	2,203	5.41%
Mortgage-backed securities	—	—%	17,768	2.11%	36,925	2.33%	54,693	55,848	2.09%
Total	$1,000	1.45%	$19,768	2.45%	$37,699	2.31%	$58,467	$59,524	2.21%
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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF LOAN PORTFOLIO

	March 31, 2020		December 31, 2019
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$430,870	36%	$427,926	36%
Commercial	360,601	30%	348,091	30%
Construction	204,047	17%	198,702	17%
Commercial	151,551	13%	151,109	13%
Credit card	41,881	4%	46,412	4%
Other consumer	1,103	—%	1,285	—%
Total gross loans	1,190,053	100%	1,173,525	100%
Unearned income	(2,254)		(2,404)
Total loans, net of unearned income	1,187,799		1,171,121
Allowance for loan losses	(15,514)		(13,301)
Total net loans	$1,172,285		$1,157,820

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at March 31, 2020:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of March 31, 2020
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$107,697	$127,291	$195,882	$430,870
Commercial	75,836	172,017	112,748	360,601
Construction	181,060	20,927	2,060	204,047
Commercial	80,060	44,587	26,904	151,551
Credit card	41,881	—	—	41,881
Other consumer	721	343	39	1,103
Total loans	$487,255	$365,165	$337,633	$1,190,053
Amounts with fixed rates	$108,799	$265,891	$81,321	$456,011
Amounts with floating rates	$378,455	$99,275	$256,311	$734,041
Nonperforming Assets
Nonperforming loans increased to $5.8 million, or 0.49% of total loans, at March 31, 2020 compared to $4.7 million, or 0.40% of total loans, at December 31, 2019. The $1.1 million, or 22.6%, increase during the three months ended March 31, 2020 was primarily due to an increase of $1.4 million in nonperforming construction loans. The increase was attributable to a single borrower relationship that we believe to be well secured and on which no impairment is expected. Included in the non-performing loans at March 31, 2020 are troubled debt restructurings of $454 thousand.
Foreclosed real estate increased to $3.4 million as of March 31, 2020 compared to $2.4 million as of December 31, 2019 due to the foreclosure of a residential loan.
Total nonperforming assets were $9.2 million at March 31, 2020 compared to $7.1 million at December 31, 2019, or 0.61% and 0.50%, respectively, of corresponding total assets.
As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers will continue to encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings
The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS

	March 31, 2020	December 31, 2019
(in thousands)
Nonaccrual loans
Real Estate:
Residential	$1,633	$2,193
Commercial	1,408	1,433
Construction	1,503	—
Commercial	440	474
Accruing loans 90 or more days past due	803	620
Total nonperforming loans	5,787	4,720
Other real estate owned	3,401	2,384
Total nonperforming assets	$9,188	$7,104

Restructured loans-nonaccrual	$454	$459
Restructured loans-accruing	$—	$—
Ratio of nonperforming loans to total loans	0.49%	0.40%
Ratio of nonperforming assets to total assets	0.61%	0.50%

The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
March 31, 2020
Real estate:
Residential	$424,908	$4,257	$1,705	$—	$430,870
Commercial	352,880	6,313	1,408	—	360,601
Construction	200,885	1,594	1,568	—	204,047
Commercial	145,701	4,508	1,342	—	151,551
Credit card	41,881	—	—	—	41,881
Other consumer	1,103	—	—	—	1,103
Total	$1,167,358	$16,672	$6,023	$—	$1,190,053

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial	145,178	4,505	1,426	—	151,109
Credit card	46,412	—	—	—	46,412
Other consumer	1,285	—	—	—	1,285
Total	$1,157,551	$10,850	$5,124	$—	$1,173,525
_______________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass / watch, in addition to consumer credits that are not graded.
At March 31, 2020, the recorded investment in impaired loans was $5.0 million, of which $239 thousand required a specific reserve of $89 thousand. This compares to a recorded investment in impaired loans of $4.1 million at December 31, 2019, including $273 thousand which required a specific reserve of $119 thousand. The increase in impaired loans from the prior quarter relates to one relationship totaling $1.4 million that we believe to be well secured and on which no impairment is expected.
Impaired loans also include certain loans that have been modified as TDRs. The Company had five loans amounting to $454 thousand at March 31, 2020, and five loans totaling $459 thousand at December 31, 2019 that were considered to be TDRs.
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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
(in thousands)
Allowance for loan losses at beginning of period	$13,301	$11,308
Charge-offs:
Residential	—	(40)
Commercial	(25)	(331)
Credit card	(179)	(461)
Total charge-offs	(204)	(832)

Recoveries:
Real estate:
Commercial	—	13
Commercial	—	2
Credit card	8	19
Total recoveries	8	34
Net charge-offs	(196)	(798)
Provision for loan losses	2,409	2,791
Allowance for loan losses at period end	$15,514	$13,301

Loans outstanding, net of unearned income (end of period)	$1,187,798	$1,171,121
Average loans outstanding, net of unearned income	$1,175,090	$1,064,421

Allowance for loan losses to period end loans	1.31%	1.14%
Net charge-offs to average loans	0.07%	0.08%
Our allowance for loan losses at March 31, 2020 and December 31, 2019 was $15.5 million, or 1.31% of loans, and $13.3 million, or 1.14% of loans, respectively. The increase in the allowance was primarily the result of a $2.2 million increase in the provision for loan losses which was due to the uncertain economic impact of COVID-19. The allowance for loan losses at March 31, 2020 included specific reserves of $89 thousand set aside for impaired loans. Charge-offs for the three months ended March 31, 2020 were $204 thousand and were partially offset by recoveries of $8 thousand. The allowance for loan losses at December 31, 2019 included specific reserves of $119 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2019 were $832 thousand and were partially offset by recoveries of $34 thousand. The charge-offs for the first three months ended March 31, 2020 and for the year ended December 31, 2019 were primarily due to credit card charge-offs.
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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2020		December 31, 2019
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$4,971	32%	$4,135	31%
Commercial	4,423	29%	3,572	27%
Construction	3,032	20%	2,668	20%
Commercial	1,663	11%	1,548	12%
Credit card	1,414	9%	1,368	10%
Other consumer	11	—%	10	—%
Total allowance for loan losses	$15,514	101%	$13,301	100%
_______________

(1)	Loan category as a percentage of total loans.
Beginning in the first quarter of 2020, the COVID-19 pandemic impacted the U.S. economy. Management is actively monitoring the loan portfolio for industry concentrations that we believe are most likely to be impacted early by the pandemic. While the Company has negligible exposure to the energy sector, shared national credits or leveraged lending, other initially affected industries include hospitality, food service and retail business.
As of March 31, 2020, the Company had 78 loans outstanding to the hospitality and food service industries totaling $59.0 million or 5.1% of the portfolio.

•	Fifty-one of these borrowers, with loans totaling $49.3 million, have received payment deferrals and 26 borrowers have received PPP loans totaling $6.9 million.

•	$8.1 million of the outstanding loans in the hospitality and food service industries have pre-existing SBA 7(a) guarantees amounting to $5.9 million.

•	Hospitality loans totaled $29.6 million of which $26.6 million was secured by real estate with a weighted average LTV of 65%.
Additionally, at March 31, 2020, the Company had 47 loans outstanding to retail business totaling $35.1 million, or 2.9%, of the loan portfolio.

•	Six of these borrowers, with loans totaling $3.6 million, have received payment deferrals.

•	Ten borrowers have received PPP loans totaling $1.6 million.

•	$29.8 million of the loans to retail businesses are secured by commercial real estate with a weighted average loan to value ratio of 55%.
The duration and severity of the pandemic will likely result in future credit challenges in these and other business sectors.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of noninterest bearing deposits and accounted for $84.7 million, or 23%, of our total noninterest bearing deposit balances as of March 31, 2020, an increase of $7.0 million from the first three months of 2019. At March 31, 2020, an increase in fiduciary deposits contributed $35.1 million to the first quarter increase of $71.6 million in noninterest bearing deposits. We supplement our deposits with wholesale funding sources such as brokered deposits.
Interest bearing deposits increased $5.8 million, or 1%, from December 31, 2019 to March 31, 2020 and included increases in interest bearing demand and money market accounts, offset by a reduction in certificates of deposits. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including noninterest bearing deposits. During the quarter, certificates of deposit decreased $41.4 million, or 12.7%, with brokered deposits representing a majority of that decrease. Money market accounts increased $44.9 million, or 10.5% from December 31, 2019 to March 31, 2020.
The average rate paid on interest bearing deposits decreased 18 basis points from 1.80% for the year ended December 31, 2019 to 1.62% for the three months ended March 31, 2020. Rates paid on certificates of deposit decreased 14 basis points over the same period. The decrease in the average rates reflects decreases in market interest rates which began in the third quarter of 2019.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Three Months Ended March 31, 2020		For the Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest bearing demand accounts	$143,875	0.64%	$109,977	0.61%
Money market accounts	446,928	1.52%	344,272	1.69%
Savings accounts	4,409	0.30%	3,597	0.36%
Certificates of deposit	304,053	2.24%	302,149	2.38%
Total interest bearing deposits	899,265	1.62%	759,995	1.80%
Noninterest bearing demand accounts	295,060		260,726
Total deposits	$1,194,325	1.22%	$1,020,721	1.34%
The following table presents the maturities of our certificates of deposit as of March 31, 2020.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$47,414	$24,725	$86,706	$99,178	$258,023
Less than $100,000	6,517	2,577	10,088	8,112	27,294
Total	$53,931	$27,302	$96,794	$107,290	$285,317

Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2020, approximately $285.5 million in real estate loans and $4.0 million in investment securities were pledged as collateral to the FHLB supporting a $203.2 million line of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2020, we had $28.9 million in outstanding advances and $12.5 million of collateral pledged against letters of credit. Our available borrowing capacity at the FHLB was $161.8 million. The $3.3 million decrease compared to $32.2 million of outstanding advances at December 31, 2019 resulted from principal paydowns on our long term FHLB advance.
The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
(in thousands)
Amount outstanding at period-end	$28,889	$32,222
Weighted average interest rate at period-end	2.40%	2.40%
Maximum month-end balance during the period	$31,111	$34,444
Average balance outstanding during the period	$30,330	$43,472
Weighted average interest rate during the period	2.44%	2.47%
Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At March 31, 2020, these other borrowings amounted to $15.4 million.
At March 31, 2020, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 24, 2015, the Company issued $13.5 million in aggregate principal amount of subordinated notes with a maturity date of December 1, 2025. The notes may be redeemed prior to the maturity date under certain circumstances. The notes bear interest at 6.95% for the first five years, then adjust to the three-month LIBOR plus 5.33%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $13.5 million as of March 31, 2020. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of March 31, 2020.
The Company also has available lines of credit of $28.0 million with other correspondent banks at March 31, 2020, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits.

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
Management has established a management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: corporate governance consisting of oversight by the board of directors and active involvement by management; strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are believed to be commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; a diverse mix of existing and potential future funding sources; holding liquid marketable securities, free of legal, regulatory or operational impediments, that can be used to meet liquidity needs in stressful situations; contingency funding plans that address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes believed to be sufficient to determine the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.
As of March 31, 2020, we had $161.8 million of available borrowing capacity from the FHLB, $13.5 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $28 million with other correspondent banks. There were no borrowings outstanding with the Federal Reserve Bank of Richmond at March 31, 2020 or December 31, 2019, and our borrowing capacity is limited only by eligible collateral. Cash and cash equivalents were $174.9 million at March 31, 2020 and $114.8 million at December 31, 2019. We believe our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $2.7 million at March 31, 2020 compared to December 31, 2019. Net income for the three months ended March 31, 2020 increased retained earnings by $2.9 million. Stock options exercised, shares issued as compensation, and stock-based compensation increased common stock and additional paid-in capital aggregately by $776 thousand. In addition to these increases, the change in net unrealized gains on available for sale securities of $754 thousand supplemented stockholders’ equity. As part of the Company’s stock repurchase program, shares repurchased and retired for the three months ended March 31, 2020 totaled 112,134 shares at a weighted average price of $11.41, for a total cost of $1.3 million including commissions.
The Company uses several indicators of capital strength. The most commonly used measure is the Common Equity Tier 1 (“CET1”) capital ratio (common equity tier 1 capital divided by risk weighted assets), which was 10.93% at March 31, 2020 and 10.73% at December 31, 2019. The Company has above-average levels of capital and has taken steps to navigate COVID-19 related disruptions, including taking higher levels than normal of loan loss provisions and maintaining higher than normal levels of liquidity on the balance sheet
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and common equity tier 1 capital ratios for the three months ended March 31, 2020 and for the year ended December 31, 2019.

	March 31, 2020	December 31, 2019
Return on Average Assets(1)	0.84%	1.38%
Return on Average Equity(1)	8.59%	13.66%
Common Equity Tier 1 Capital	10.93%	10.73%
_______________
(1)These ratios are annualized for the three months ended March 31, 2020.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 Capital, Common Equity Tier 1 Capital, and Total Capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1250%. The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.
In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applied to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion. The Bank was required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules) as of January 1, 2015. In August of 2018 the Regulatory Relief Act directed the Federal Reserve Board to revise the Small BHC Policy Statement to raise the total consolidated asset limit in the Small BHC Policy Statement from $1 billion to $3 billion. The Company was previously required to comply with the minimum capital requirements on a consolidated basis; however, the Company continues to meet the conditions of the revised Small BHC Policy Statement and was, therefore, exempt from the consolidated capital requirements for the periods reflected.
As of March 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company(as if applicable to the Company) and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum capital adequacy		To be well capitalized		Full Phase In of Basel III
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$137,375	9.83%	$55,872	4.00%	N/A	N/A	$69,841	5.00%
Tier 1 capital (to risk-weighted assets)	137,375	12.38%	94,331	8.50%	N/A	N/A	88,782	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	135,313	12.19%	77,684	7.00%	N/A	N/A	72,135	6.50%
Total capital ratio (to risk-weighted assets)	164,783	14.85%	116,526	10.50%	N/A	N/A	110,977	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$117,637	8.61%	$54,634	4.00%	$68,293	5.00%	$68,293	5.00%
Tier 1 capital (to risk-weighted assets)	117,637	10.93%	91,477	8.50%	86,096	8.00%	86,096	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	117,637	10.93%	75,334	7.00%	69,953	6.50%	69,953	6.50%
Total capital ratio (to risk-weighted assets)	131,127	12.18%	113,001	10.50%	107,620	10.00%	107,620	10.00%

December 31, 2019
The Company
Tier 1 leverage ratio (to average assets)	135,380	9.96%	54,397	4.00%	N/A	N/A	67,996	5.00%
Tier 1 capital (to risk-weighted assets)	135,380	12.31%	66,011	6.00%	N/A	N/A	88,015	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	133,318	12.12%	49,508	4.50%	N/A	N/A	71,512	6.50%
Total capital ratio (to risk-weighted assets)	149,142	13.56%	88,015	8.00%	N/A	N/A	110,018	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	114,613	8.65%	53,005	4.00%	66,256	5.00%	66,256	5.00%
Tier 1 capital (to risk-weighted assets)	114,613	10.73%	64,093	6.00%	85,458	8.00%	85,458	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	114,613	10.73%	48,070	4.50%	69,435	6.50%	69,435	6.50%
Total capital ratio (to risk-weighted assets)	127,976	11.98%	85,458	8.00%	106,822	10.00%	106,822	10.00%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2020.

CONTRACTUAL OBLIGATIONS

	As of March 31, 2020
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$13,333	$15,556	$—	$—	$28,889
Certificates of deposit $100,000 or more	158,845	98,244	934	—	258,023
Certificates of deposit less than $100,000	19,182	7,670	381	61	27,294
Subordinated debt	—	—	—	15,430	15,430
Total	$191,360	$121,470	$1,315	$15,491	$329,636
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are generally used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; however, we maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated balance sheet.
Our commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
CREDIT EXTENSION COMMITMENTS

	As of March 31, 2020	As of December 31, 2019
(in thousands)
Unfunded lines of credit	$262,324	$260,573
Commitments to originate residential loans held for sale	8,900	2,646
Letters of credit	5,260	5,305
Total credit extension commitments	$276,484	$268,524
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
We enter into forward commitments for the delivery of mortgage loans in our current pipeline. Interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitments to fund the loans. These commitments to fund mortgage loans to be sold into the secondary market, along with the interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.

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
We endeavor to manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial futures contracts for the purpose of reducing interest rate risk. We hedge the interest rate risks of our available for sale mortgage pipeline by using mortgage-backed securities, and short positions. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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

INTEREST SENSITIVITY GAP

March 31, 2020	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$669,387	$49,330	$192,286	911,003	$350,751	1,261,754
Securities	1,054	1,000	—	2,054	57,470	59,524
Interest bearing deposits at other financial institutions	164,313	—	—	164,313	—	164,313
Federal funds sold	979	—	—	979	—	979
Total earning assets	$835,733	$50,330	$192,286	$1,078,349	$408,221	$1,486,570

Liabilities
Interest bearing liabilities
Interest bearing deposits	$654,172	$—	$—	$654,172	$—	$654,172
Time deposits	12,525	41,406	124,096	178,027	107,291	285,318
Total interest bearing deposits	666,697	41,406	124,096	832,199	107,291	939,490
FHLB Advances	1,053	2,113	9,615	12,781	16,108	28,889
Other borrowed funds	—	—	—	—	15,430	15,430
Total interest bearing liabilities	$667,750	$43,519	$133,711	$844,980	$138,829	$983,809

Period gap	$167,983	$6,811	$58,575	$233,369	$269,392	$502,761
Cumulative gap	$167,983	$174,794	$233,369	$233,369	$502,761
Ratio of cumulative gap to total earning assets	11.30%	11.76%	15.70%	15.70%	33.82%
_______________

(1)	Includes loans held for sale.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2020:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2020	(5.4)%	(0.6)%	0.0%	5.9%	15.3%	25.1%
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
The following table illustrates the results of our EVE analysis as of March 31, 2020.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2020	(1.22)%	(6.6)%	0.0%	5.0%	7.2%	7.1%

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any material legal proceedings.
Item 1A. RISK FACTORS.

The section titled Risk Factors in Part I, Item 1A of our 2019 Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Form 10-K.
The recent COVID-19 pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.
In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.
Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.
Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.
The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.
The outbreak of COVID-19 and the U.S. federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.
Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.
The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.
Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the

COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.
We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.
Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.
Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Form 10-K will be heightened.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2019, the Company announced a stock repurchase program. The program enables the Company to repurchase up to $5.0 million of its outstanding common stock, and expires on December 31, 2020. During the year ended December 31, 2019 and the three months ended March 31, 2020, the Corporation repurchased shares under the recently approved stock repurchase program, as reflected in the following table.

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Through December 31, 2019	28,480	$13.00	28,480	$4,629,646
January 1, 2020 to January 31, 2020	13,740	14.67	13,740	4,427,696
February 1, 2020 to February 29, 2020	5,031	14.09	5,031	4,356,644
March 1, 2020 to March 31, 2020	93,363	10.79	93,363	3,347,902
	112,134	11.41	112,134	3,347,902
Total	140,614	$11.73	140,614	$3,347,902

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on August 31, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on August 31, 2018)
10.1	Employment Contract, dated April 30, 2018, by among Capital Bank, N.A. and Karl F. Dicker
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAPITAL BANCORP, INC.
Registrant
Date: May 11, 2020        /s/ Ed Barry
Ed Barry
Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2020        /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

