Form 10-Q
period 2020-06-30
Capital Bancorp Inc
filed 2020-08-10
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2020         OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission file number 001-38671
CAPITAL BANCORP INC.
(Exact name of registrant as specified in its charter)

Maryland			52-2083046
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
2275 Research Boulevard	Suite 600
Rockville	Maryland	20850	20850
(Address of principal executive offices)			(Zip Code)
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
As of August 6, 2020, the Company had 13,820,223 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	June 30, 2020 (unaudited)	December 31, 2019 (audited)
Assets
Cash and due from banks	$15,636	$10,530
Interest bearing deposits at other financial institutions	180,379	102,447
Federal funds sold	3,698	1,847
Total cash and cash equivalents	199,713	114,824
Investment securities available for sale	56,796	60,828
Restricted investments	4,085	3,966
Loans held for sale	116,969	71,030
Small Business Administration Payroll Protection Program (“SBA-PPP”) loans receivable, net of fees	229,646	—
Portfolio loans receivable, net of deferred fees and costs and net of allowance for loan losses of $18,680 and $13,301 at June 30, 2020 and December 31, 2019, respectively	1,192,797	1,157,820
Premises and equipment, net	5,544	6,092
Accrued interest receivable	6,865	4,770
Deferred income taxes	3,599	4,263
Foreclosed real estate	3,326	2,384
Other assets	3,025	2,518
Total assets	$1,822,365	$1,428,495

Liabilities
Deposits
Noninterest-bearing, including related party balances of $17,734 and $16,009 at June 30, 2020 and December 31, 2019, respectively	$563,995	$291,777
Interest-bearing, including related party balances of $128,655 and $125,304 at June 30, 2020 and December 31, 2019, respectively	1,044,731	933,644
Total deposits	1,608,726	1,225,421
Federal Home Loan Bank advances	25,556	32,222
Other borrowed funds	17,392	15,423
Accrued interest payable	1,284	1,801
Other liabilities	27,299	20,297
Total liabilities	1,680,257	1,295,164

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $.01 par value; 49,000,000 shares authorized; 13,818,223 and 13,894,842 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	138	139
Additional paid-in capital	51,052	51,561
Retained earnings	89,151	81,618
Accumulated other comprehensive income	1,767	13
Total stockholders' equity	142,108	133,331
Total liabilities and stockholders' equity	$1,822,365	$1,428,495

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2020	2019	2020	2019
Interest income
Loans, including fees	$21,609	$19,804	$42,683	$37,648
Investment securities available for sale	316	234	656	492
Federal funds sold and other	75	251	405	467
Total interest income	22,000	20,289	43,744	38,607

Interest expense
Deposits, includes payments to related parties of $295 and $678 for the three and six months ended June 30, 2020, respectively, and $459 and $976 for the three and six months ended June 30, 2019, respectively.	2,954	3,195	6,567	6,438
Borrowed funds	422	563	866	894
Total interest expense	3,376	3,758	7,433	7,332

Net interest income	18,624	16,531	36,311	31,275
Provision for loan losses	3,300	677	5,709	798
Net interest income after provision for loan losses	15,324	15,854	30,602	30,477

Noninterest income
Service charges on deposits	110	138	259	236
Credit card fees	2,912	1,970	4,921	3,462
Mortgage banking revenue	10,119	3,715	14,136	6,091
Gain on sale of investment securities available for sale	—	26	—	26
Other fees and charges	758	78	1,163	204
Total noninterest income	13,899	5,927	20,479	10,019

Noninterest expenses
Salaries and employee benefits	11,296	8,111	19,753	14,898
Occupancy and equipment	1,152	1,102	2,330	2,196
Professional fees	894	609	1,664	1,228
Data processing	5,667	3,716	9,784	7,029
Advertising	606	531	1,242	973
Loan processing	740	340	1,187	645
Foreclosed real estate expenses, net	82	28	128	50
Other operating	2,266	1,773	4,459	3,521
Total noninterest expenses	22,703	16,210	40,547	30,540
Income before income taxes	6,520	5,571	10,534	9,956
Income tax expense	1,759	1,548	2,839	2,614
Net income	$4,761	$4,023	$7,695	$7,342

Basic earnings per share	$0.34	$0.30	$0.56	$0.54
Diluted earnings per share	$0.34	$0.29	$0.55	$0.53

Weighted average common shares outstanding:
Basic	13,817,349	13,718,665	13,846,889	13,707,631
Diluted	13,817,349	13,914,042	13,877,326	13,888,050

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$4,761	$4,023	$7,695	$7,342

Other comprehensive income (loss):
Unrealized gain on investment securities available for sale	1,380	440	2,421	810
Reclassification of realized gain on sale of investment securities available for sale	—	(26)	—	(26)
Unrealized loss on cash flow hedging derivative	—	—	—	(5)
	1,380	414	2,421	779
Income tax expense relating to the items above	(380)	(114)	(667)	(214)
Other comprehensive income	1,000	300	1,754	565
Comprehensive income	$5,761	$4,323	$9,449	$7,907

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2018	13,672,479	$137	$49,321	$65,701	$(595)	$114,564
Adoption of ASC 842 Leases	—	—	—	(54)	—	(54)
Net income	—	—	—	3,319	—	3,319
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	270	270
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(5)	(5)
Stock options exercised	21,706	—	155	(48)	—	107
Shares issued as compensation	18,380	—	150	—	—	150
Stock-based compensation	—	—	199	—	—	199
Balance, March 31, 2019	13,712,565	$137	$49,825	$68,918	$(330)	$118,550
Net Income	—	$—	$—	$4,023	$—	$4,023
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	300	300
Stock options exercised	6,100	—	47	(1)	—	46
Stock-based compensation	—	—	199	—	—	199
Balance, June 30, 2019	13,718,665	$137	$50,071	$72,940	$(30)	$123,118

Balance, December 31, 2019	13,894,842	$139	$51,561	$81,618	$13	$133,331
Net income	—	—	—	2,934	—	2,934
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	754	754
Stock options exercised	34,015	—	263	(163)	—	100
Stock-based compensation	—	—	244	—	—	244
Shares repurchased and retired	(112,134)	(1)	(1,282)	—	—	(1,283)
Balance, March 31, 2020	13,816,723	$138	$50,786	$84,389	$767	$136,080
Net income	—	$—	$—	$4,761	$—	$4,761
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	1,000	1,000
Shares issued as compensation	3,000	—	37	—	—	37
Stock-based compensation	—	—	243	1	—	244
Shares repurchased and retired	(1,500)	—	(14)	—	—	(14)
Balance, June 30, 2020	13,818,223	$138	$51,052	$89,151	$1,767	$142,108

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$7,695	$7,342
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	5,709	798
Provision for losses on mortgage loans sold	262	67
Provision for off balance sheet credit risk	45	93
Net amortization on investments	136	63
Depreciation and amortization	878	569
Stock-based compensation expense	488	398
Director and employee compensation paid in stock	37	150
Deferred income tax benefit	(2)	(64)
Amortization of debt issuance expense	14	16
Gain on sale of securities available for sale	—	(26)
Loss on sale of foreclosed real estate	75	—
Mortgage banking revenue	(14,136)	(6,091)
Proceeds from sales of loans held for sale	463,783	186,305
Originations of loans held for sale	(495,586)	(209,432)
Changes in assets and liabilities:
Accrued interest receivable	(2,095)	(187)
Prepaid income taxes and taxes payable	—	(178)
Other assets	(507)	(1,351)
Accrued interest payable	(517)	474
Other liabilities	6,695	1,357
Net cash used by operating activities	(27,026)	(19,697)

Cash flows from investing activities
Purchases of securities available for sale	—	(8,202)
Maturities, calls and principal paydowns of securities available for sale	6,316	13,444
Proceeds from sale of securities available for sale	—	3,280
Purchases of restricted investments	(119)	(1,634)
Net increase in SBA-PPP loans receivable, net	(229,646)	—
Net increase in portfolio loans receivable, net	(41,703)	(56,272)
Net disposals (purchases) of premises and equipment	(330)	362
Proceeds from sales of foreclosed real estate	—	50
Net cash used by investing activities	(265,482)	(48,972)

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	$272,218	$37,225
Interest-bearing deposits	111,087	44,539
Securities sold under agreements to repurchase	—	(3,332)
Federal funds purchased	—	(2,000)
Federal Home Loan Bank advances, net	(6,666)	36,889
Other borrowed funds	1,955	—
Repurchase of common stock	(1,297)	—
Proceeds from exercise of stock options	100	153
Net cash provided by financing activities	377,397	113,474

Net increase in cash and cash equivalents	84,889	44,805

Cash and cash equivalents, beginning of year	114,824	34,723

Cash and cash equivalents, end of period	$199,713	$79,528

Noncash activities:
Loans transferred to foreclosed real estate	$1,017	$57
Change in unrealized gains on investments	$2,420	$779
Change in fair value of cash flow hedging derivative	$—	$(5)
Establishment of lease right-of-use asset	$—	$5,158
Establishment of lease liability	$—	$5,358

Cash paid during the period for:
Taxes	$205	$2,721
Interest	$7,950	$6,858

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
Risks and Uncertainties
The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. In March 2020, the government and private sector responses to contain its spread began to significantly affect operations and continue to do so through the current period. It is likely operations will continue to be adversely affected, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic which are most likely to affect future earnings, cash flows and financial condition in future quarters primarily include the nature and duration of the financial effects felt by our customers and the concomitant impact on the customers' ability to fulfill their financial obligations to the Company; as well as the potential decline of real estate values resulting from market disruption which may impair the values of collateral-dependent loans. Accordingly, estimates used in the preparation of the financial statements may be subject to significant adjustments in future periods. The greater the duration and severity of the pandemic, the more likely that estimates will be materially impacted by its effects.

Significant Accounting Policies:
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

disclosures of contingent assets and liabilities. The primary reference point for the estimates is historical experience and assumptions believed to be reasonable regarding the carrying value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions.
Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from financial institutions, interest bearing deposits with financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.
Investment securities
Investment securities are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. Premiums and discounts on investment securities are amortized or accreted using the interest method. Changes in the fair value of debt securities available for sale are included in stockholders’ equity as unrealized gains and losses, net of the related tax effect. Unrealized losses are periodically reviewed to determine whether the loss represents an other than temporary impairment. Any unrealized losses judged to be other than a temporary impairment are charged to income.
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
Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the United States (“U.S.”) Treasury Department, the SBA-PPP offers cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds are used to cover eligible payroll costs,

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

interest costs, rent, and utility costs over a period between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to fully guarantee these loans.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. SBA-PPP loans receivable as of June 30, 2020 totaled $236.3 million with $6.7 million in unearned fees and generated $1.0 million of interest income during the second quarter of 2020.
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
The allowance for loan losses is estimated to adequately provide for probable future losses on existing loans. The allowance consists of specific and general components. For loans that are classified as impaired, an allowance is established when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower than the carrying value of that loan. The general component covers pools of nonclassified loans and is based on historical loss experience adjusted with qualitative factors such as: trends in volume and terms of loans; levels of, and trends in, delinquencies and non-accruals; effects of any changes in lending policies, experience, ability and depth of management; national and local economic trends and conditions (with a specific evaluation of COVID-19 impact); commitments and concentrations of credit; changes in the quality of the Company’s loan review system; and the volume of loans with identified incomplete financial documentation. Actual loan performance may differ materially from those estimates. A loss is recognized as a charge to the allowance when management believes that collection of the loan is unlikely. Collections of loans previously charged off are added to the allowance at the time of recovery.
The Company determines the allowance for loan losses based on the accumulation of various components that are calculated independently in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450 for pools of loans, and ASC 310 for TDRs and for

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

individually evaluated loans. The process for determining an appropriate allowance for loan losses is based on a comprehensive and consistently applied analysis of the loan portfolio. The analysis considers all significant factors that affect the collectibility of the portfolio and supports the credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment. Additional disclosure on the allowance for loan losses, qualitative factors, and the potential COVID-19 impact can be found in Part II, Item 1A - Risk Factors and Note 5 - Portfolio Loans Receivable.
The allowance for loan losses for SBA-PPP loans were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore no allowance for loan losses was assigned to these loans.
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
The Company is largely accounting for existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $5.5 million and $5.6 million, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $146 thousand of deferred rent, which was reclassified to lease liabilities, and the remainder was recorded as an adjustment to retained earnings in the amount of $54 thousand. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. Additional information is included in Note 7 - Leases.
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
The Company accounts for derivative instruments and hedging activities according to guidelines established in ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.
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
Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, loans held for sale, and derivative financial instruments. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. Additional information is included in Note 8 - Fair Value.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At June 30, 2020 and 2019, there were 512,142 and 273,600 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive.

Comprehensive income:
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive income as of June 30, 2020 and December 31, 2019 is as follows:

(in thousands)	June 30, 2020	December 31, 2019
Unrealized gains on securities available for sale	$2,438	$18
Deferred tax expense	(671)	(5)
Total accumulated comprehensive income	$1,767	$13

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
In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected loan losses (“CECL”). The new effective dates will be fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. In addition, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, “Financial Instruments-loan losses (Topic 326): Measurement of Loan Losses on Financial Instruments.” The amendments affect a variety of Topics in the Accounting Standards Codification. For entities that have not yet adopted the amendments in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. While the Company does not expect these amendments to have a material effect on its financial statements, the Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.
The Company will apply the ASU through a cumulative-effect adjustment to beginning retained earnings in the year of adoption. While early adoption has been permitted since first quarter 2019, the Company does not expect to early adopt. In addition to the allowance for loan losses, the Company will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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
In March 2020, the FASB issued ASU 2020-04, ‘‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This new ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.  This amended guidance and the ability to elect its temporary optional expedients and exceptions are effective for the Company as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 Topic 848 is not expected to have a material impact on the financial statements.
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Such modifications include short-term (e.g., six months) modifications that include payment deferrals of (i) principal and interest, (ii) interest only and (iii) principal only, fee waivers, extensions of repayment terms, or other delays in payment that are deemed insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2020, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue.
This interagency guidance may have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

Reclassifications:
Certain reclassifications have been made to amounts reported in prior periods to conform to the current period presentation. The reclassifications had no material effect on net income or total stockholders' equity.
Subsequent Events:
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At June 30, 2020 and December 31, 2019, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at June 30, 2020 and December 31, 2019 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
June 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Municipal	513	30	—	543
Corporate	2,260	21	(44)	2,237
Mortgage-backed securities	51,585	2,431	—	54,016
Total	$54,358	$2,482	$(44)	$56,796

December 31, 2019
Available for sale
U.S. government-sponsored enterprises	$1,000	$—	$(1)	$999
Municipal	515	13	—	528
Corporate	2,542	46	(23)	2,565
Mortgage-backed securities	56,754	117	(135)	56,736
Total	$60,811	$176	$(159)	$60,828

There were no securities sold during the six months ended June 30, 2020. Proceeds from sales of securities sold during the six months ended June 30, 2019 were $3.3 million. The investment sales resulted in realized gains of $26 thousand for the three and six months ended June 30, 2019.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

Information related to unrealized losses in the investment portfolio as of June 30, 2020 and December 31, 2019 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	993	(7)	223	(37)	1,216	(44)
Total	$993	$(7)	$223	$(37)	$1,216	$(44)

December 31, 2019
U.S. government-sponsored enterprises	$—	$—	$999	$(1)	$999	$(1)
Corporate	—	—	519	(23)	519	(23)
Mortgage-backed securities	21,487	(78)	5,246	(57)	26,733	(135)
Total	$21,487	$(78)	$6,764	$(81)	$28,251	$(159)

At June 30, 2020, there was one corporate security that had been in an unrealized loss position for greater than twelve months. At December 31, 2019, there was one U.S. government-sponsored enterprises security, two corporate securities, and four mortgage-backed securities that had been in a loss position for greater than twelve months. Management believes that the unrealized loss at June 30, 2020 resulted from changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at June 30, 2020 and December 31, 2019 is shown below:

Pledged Securities
	June 30, 2020		December 31, 2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal Home Loan Bank	$52,098	$54,558	$1,508	$1,522

Contractual maturities of U.S. government-sponsored enterprises, municipals and corporate securities at June 30, 2020 and December 31, 2019 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

Contractual Maturities
	June 30, 2020		December 31, 2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$1,542	$1,518
Over one to five years	—	—	—	—
Over five to ten years	2,000	2,014	2,000	2,046
Over ten years	773	766	515	528
Mortgage-backed securities(1)	51,585	54,016	56,754	56,736
Total	$54,358	$56,796	$60,811	$60,828
_______________

(1)	Mortgage-backed securities contractually repay in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - SBA-PPP Loans Receivable

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration’s Paycheck Protection Program provides forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. SBA-PPP loans have an interest rate of 1%, have 2 and 5 year terms, and carry a 100% guarantee of the SBA.
The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore no allowance for loan losses was assigned to these loans.
At June 30, 2020, SBA-PPP loans receivable, which total $236.3 million, are all rated as pass credits, not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amount to $6.7 million. There were no outstanding commitments to extend additional SBA-PPP loans at June 30, 2020.
Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans as are as follows:

Portfolio Loan Categories
(in thousands)	June 30, 2020	December 31, 2019
Real estate:
Residential	$437,429	$427,926
Commercial	364,071	348,091
Construction	212,957	198,702
Commercial and Industrial	142,673	151,109
Credit card	54,732	46,412
Other consumer	947	1,285
Portfolio loans receivable, gross	1,212,809	1,173,525
Deferred origination fees, net	(1,332)	(2,404)
Allowance for loan losses	(18,680)	(13,301)
Portfolio loans receivable, net	$1,192,797	$1,157,820

The Company makes loans to customers located primarily in the Washington, D.C. and Baltimore, Maryland metropolitan areas. Although the loan portfolio is diversified, its performance is influenced by the regional economy. The Company’s loan categories, excluding SBA-PPP loans, previously discussed in Note 4, are described below.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of June 30, 2020, there were approximately $164.4 million of owner-occupied commercial real estate loans, representing approximately 45.1% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at 5 years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are somewhat diverse in terms and type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. Exceptions are sometimes made. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as trends of sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is closely monitored and the original underwriting guidelines for construction milestones and completion timelines are strictly enforced.
Commercial and Industrial. In addition to other loan products, general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products are offered, primarily in target markets, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower and secondarily, on the underlying collateral provided by the borrower. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment. Personal guaranties from the borrower or other principal are generally obtained.
Credit Cards. Our OpenSky® credit card division provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $52.9 million and $43.3 million of the credit card balances were secured by savings deposits held by the Company as of June 30, 2020 and December 31, 2019, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans such as term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. The remaining nonaccretable discounts on loans acquired was $285 thousand as of June 30, 2020 and December 31, 2019. Loans with nonaccretable discounts had carrying values of $864 thousand as of June 30, 2020 and December 31, 2019.
Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Accretable discount at beginning of period	$233	$430	$429	$438
Less: Accretion and payoff of loans	(3)	(6)	(199)	(14)
Accretable discount at end of period	$230	$424	$230	$424

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and six months ended June 30, 2020 and June 30, 2019.

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2020
Real estate:
Residential	$4,971	$1,273	$—	$—	$6,244
Commercial	4,423	810	—	—	5,233
Construction	3,032	920	—	—	3,952
Commercial and Industrial	1,663	80	—	—	1,743
Credit card	1,414	217	(144)	10	1,497
Other consumer	11	—	—	—	11
Total	$15,514	$3,300	$(144)	$10	$18,680

Six Months Ended June 30, 2020
Real estate:
Residential	$4,135	$2,109	$—	$—	$6,244
Commercial	3,573	1,660	—	—	5,233
Construction	2,668	1,284	—	—	3,952
Commercial and Industrial	1,548	221	(26)	—	1,743
Credit card	1,367	434	(323)	19	1,497
Other consumer	10	1	—	—	11
Total	$13,301	$5,709	$(349)	$19	$18,680

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2019
Real estate:
Residential	$3,939	$(24)	$—	$—	$3,915
Commercial	2,894	217	—	5	3,116
Construction	2,062	142	—	—	2,204
Commercial and Industrial	1,451	49	(28)	—	1,472
Credit card	992	295	(90)	2	1,199
Other consumer	9	(2)	—	—	7
Total	$11,347	$677	$(118)	$7	$11,913

Six Months Ended June 30, 2019
Real estate:
Residential	$3,541	$374	$—	$—	$3,915
Commercial	3,003	106	—	7	3,116
Construction	2,093	111	—	—	2,204
Commercial and Industrial	1,578	(78)	(28)	—	1,472
Credit card	1,084	287	(183)	11	1,199
Other consumer	9	(2)	—	—	7
Total	$11,308	$798	$(211)	$18	$11,913

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
June 30, 2020	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$6,244	$2,152	$435,277
Commercial	—	5,233	974	363,097
Construction	—	3,952	1,479	211,478
Commercial and Industrial	88	1,655	435	142,238
Credit card	—	1,497	—	54,732
Other consumer	—	11	—	947
Total	$88	$18,592	$5,040	$1,207,769

December 31, 2019
Real estate:
Residential	$—	$4,135	$2,192	$425,734
Commercial	—	3,572	1,433	346,658
Construction	—	2,668	—	198,702
Commercial and Industrial	119	1,429	474	150,635
Credit card	—	1,368	—	46,412
Other consumer	—	10	—	1,285
Total	$119	$13,182	$4,099	$1,169,426

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Past due loans, segregated by age and class of loans, as of June 30, 2020 and December 31, 2019 were as follows:

Portfolio Loans Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Non-accrual Loans
(in thousands)
June 30, 2020
Real estate:
Residential	$4,640	$1,824	$6,464	$430,965	$437,429	$223	$2,152
Commercial	404	1,240	1,644	362,427	364,071	266	974
Construction	1,383	352	1,735	211,222	212,957	297	1,479
Commercial and Industrial	3,378	364	3,742	138,931	142,673	41	435
Credit card	2,313	3	2,316	52,416	54,732	3	—
Other consumer	—	—	—	947	947	—	—
Total	$12,118	$3,783	$15,901	$1,196,908	$1,212,809	$830	$5,040

Acquired loans included in total above	$119	$840	$959	$4,845	$5,804	$489	$400

December 31, 2019
Real estate:
Residential	$704	$2,436	$3,140	$424,786	$427,926	$374	$2,192
Commercial	275	1,671	1,946	346,145	348,091	237	1,433
Construction	756	—	756	197,946	198,702	—	—
Commercial and Industrial	172	353	525	150,584	151,109	—	474
Credit card	5,526	8	5,534	40,878	46,412	9	—
Other consumer	—	—	—	1,285	1,285	—	—
Total	$7,433	$4,468	$11,901	$1,161,624	$1,173,525	$620	$4,099

Acquired loans included in total above	$305	$1,243	$1,548	$4,873	$6,421	$464	$880

Loans secured by a one-to-four family residential property in the process of foreclosure at June 30, 2020 and December 31, 2019 was $12 thousand and $481 thousand, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
June 30, 2020
Real estate:
Residential	$2,369	$2,152	$—	$2,152	$—
Commercial	1,099	974	—	974	—
Construction	1,556	1,479	—	1,479	—
Commercial and Industrial	581	201	234	435	88
Total	$5,605	$4,806	$234	$5,040	$88

Acquired loans included above	$555	$400	$—	$400	$—

December 31, 2019
Real estate:
Residential	$2,309	$2,192	$—	$2,192	$—
Commercial	1,477	1,433	—	1,433	—
Commercial and Industrial	574	201	273	474	119
Total	$4,360	$3,826	$273	$4,099	$119

Acquired loans included above	$1,148	$880	$—	$880	$—
The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Loans
	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$2,373	$4	$2,376	$4
Commercial	1,122	—	1,123	3
Construction	1,556	—	1,556	9
Commercial and Industrial	746	—	747	—
Total	$5,797	$4	$5,802	$16

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Interest Recognized on Impaired Loans
	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$2,576	$3	$2,549	$3
Commercial	1,573	—	1,573	—
Construction	2,175	1	2,175	1
Commercial and Industrial	1,517	1	1,517	1
Total	$7,841	$5	$7,814	$5

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

Note 5 - Portfolio Loans Receivable (continued)

The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Portfolio Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
June 30, 2020
Real estate:
Residential	$429,307	$5,866	$2,256	$—	$437,429
Commercial	353,473	9,624	974	—	364,071
Construction	205,266	6,213	1,478	—	212,957
Commercial and Industrial	133,916	7,475	1,282	—	142,673
Credit card	54,732	—	—	—	54,732
Other consumer	947	—	—	—	947
Portfolio loans receivable, gross	$1,177,641	$29,178	$5,990	$—	$1,212,809

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial and Industrial	145,178	4,505	1,426	—	151,109
Credit card	46,412	—	—	—	46,412
Other consumer	1,285	—	—	—	1,285
Portfolio loans receivable, gross	$1,157,551	$10,850	$5,124	$—	$1,173,525
________________________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass/watch, in addition to credit cards and consumer credits that are not graded.

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The status of TDRs is as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
June 30, 2020		Performing	Nonperforming	Total
Real estate:
Residential	3	$—	$145	$145
Commercial and Industrial	2	—	305	305
Total	5	$—	$450	$450

Acquired loans included in total above	3	$—	$145	$145

December 31, 2019
Real estate:
Residential	3	$—	$145	$145
Commercial and Industrial	2	—	314	314
Total	5	$—	$459	$459

Acquired loans included in total above	3	$—	$145	$145

There were no new TDRs in the six months ended June 30, 2020. The Company had no defaulted TDR loans over the last twelve months.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	June 30, 2020	December 31, 2019
Unused lines of credit
Real Estate:
Residential	$13,320	$13,754
Residential - Home Equity	28,234	26,407
Commercial	16,806	31,411
Construction	92,734	114,999
Commercial and Industrial	57,479	36,442
Secured credit card	81,755	37,517
Personal	571	43
Total	$290,899	$260,573

Commitments to originate residential loans held for sale	$10,426	$2,646

Letters of credit	$5,260	$5,305

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

Note 5 - Portfolio Loans Receivable (continued)

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

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at beginning of period	$1,271	$1,043	$1,226	$1,053
Provision for off balance sheet credit commitments	—	103	45	93
Balance at end of period	$1,271	$1,146	$1,271	$1,146
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
The Company maintains an estimated reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at beginning of period	$667	$515	$575	$501
Provision for mortgage loan put backs	156	43	262	67
Charge-offs	—	(31)	(14)	(41)
Balance at end of period	$823	$527	$823	$527

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	June 30, 2020	December 31, 2019
Notional amount of open forward sales agreements	$33,500	$61,000
Fair value of open forward delivery sales agreements	(178)	(125)
Notional amount of open mandatory delivery commitments	2,082	22,888
Fair value of open mandatory delivery commitments	21	115
Notional amount of interest rate lock commitments	40,617	32,365
Fair value of interest rate lock commitments	227	122

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases

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
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.26% at June 30, 2020 and 2.24% at December 31, 2019. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of June 30, 2020, the Company’s lease ROU assets and related lease liabilities were $3.8 million and $4.2 million, respectively, compared to December 31, 2019 balances of $3.9 million of ROU assets and $4.3 million of lease liabilities, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of June 30, 2020, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	June 30, 2020	December 31, 2019
Lease Right of Use Asset:
Lease asset	$5,462	$5,158
Less: Accumulated amortization	(1,655)	(1,238)
Net lease asset	$3,807	$3,920

Lease Liability:
Lease liability	$4,163	$4,291

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases (continued)

Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	June 30, 2020
Amounts due in:
2020	$689
2021	1,408
2022	1,023
2023	777
2024	420
Total future lease payments	4,317
Discount of cash flows	(154)
Present value of net future lease payments	$4,163

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

The Company has categorized its financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 as follows:

Fair Value of Financial Instruments
(in thousands)
June 30, 2020	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
Municipal	543	—	543	—
Corporate	2,237	—	2,237	—
Mortgage-backed securities	54,016	—	54,016	—
Total	$56,796	$—	$56,796	$—
Loans held for sale	$116,969	$—	$116,969	$—
Derivative assets	$248	$—	$248	$—
Derivative liabilities	$178	$—	$178	$—

December 31, 2019
Investment securities available for sale
U.S. government-sponsored enterprises	$999	$—	$999	$—
Municipal	528	—	528	—
Corporate	2,565	—	2,565	—
Mortgage-backed securities	56,736	—	56,736	—
Total	$60,828	$—	$60,828	$—
Loans held for sale	$71,030	$—	$71,030	$—
Derivative assets	$237	$—	$237	$—
Derivative liabilities	$125	$—	$125	$—

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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	June 30, 2020	December 31, 2019
Aggregate fair value	$116,969	$71,030
Contractual principal	109,945	67,118
Difference	$7,024	$3,912

The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2020 and December 31, 2019, the fair values consist of loan balances of $5.0 million and $4.1 million, with specific reserves of $88 thousand and $119 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	June 30, 2020	December 31, 2019
Impaired loans
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	4,952	3,980
Total	$4,952	$3,980

Foreclosed real estate
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	3,326	2,384
Total	$3,326	$2,384

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2020 and December 31, 2019:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs

Impaired Loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	11 to 25%
Foreclosed Real Estate	Appraised Value/Comparable Sales	Discounts to appraisals for estimated holding and/or selling costs	11 to 25%

Fair value of financial instruments
Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$15,636	$15,636	$10,530	$10,530
Interest bearing deposits at other financial institutions	180,379	180,379	102,447	102,447
Federal funds sold	3,698	3,698	1,847	1,847
Level 3
Loans receivable, net (1)	$1,422,443	$1,427,006	$1,157,820	$1,155,922
Restricted investments	4,085	4,085	3,966	3,966

Financial liabilities
Level 1
Noninterest bearing deposits	$563,995	$563,995	$291,777	$291,777
Level 3
Interest bearing deposits	$1,044,731	$1,047,975	$933,644	$934,349
FHLB advances and other borrowed funds	42,948	42,974	47,645	47,678
________________________

(1)	Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent product line divisions and are viewed separately for strategic planning purposes by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at June 30, 2020.

Segments

For the Three Months Ended June 30, 2020
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$16,345	$690	$4,375	$5,318	$(4,728)	$22,000
Interest expense	2,735	387	—	292	(38)	3,376
Net interest income	13,610	303	4,375	5,026	(4,690)	18,624
Provision for loan losses	3,083	—	217	—	—	3,300
Net interest income after provision	10,527	303	4,158	5,026	(4,690)	15,324
Noninterest income	183	10,802	2,913	1	—	13,899
Noninterest expense	8,187	7,274	7,144	98	—	22,703
Net income before taxes	$2,523	$3,831	$(73)	$4,929	$(4,690)	$6,520

Total assets	$1,608,651	$118,026	$62,823	$164,459	$(131,594)	$1,822,365

For the Three Months Ended June 30, 2019
Interest income	$14,521	$681	$4,593	$4,455	$(3,961)	$20,289
Interest expense	3,321	172	—	268	(3)	3,758
Net interest income	11,200	509	4,593	4,187	(3,958)	16,531
Provision for loan losses	488	—	189	—	—	677
Net interest income after provision	10,712	509	4,404	4,187	(3,958)	15,854
Noninterest income	149	3,805	1,972	1	—	5,927
Noninterest expense	7,793	3,459	4,873	85	—	16,210
Net income before taxes	$3,068	$855	$1,503	$4,103	$(3,958)	$5,571

Total assets	$1,106,021	$49,157	$42,621	$142,831	$(106,473)	$1,234,157

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments (continued)

Segments

For the Six Months Ended June 30, 2020
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$32,452	$1,055	$9,081	$8,780	$(7,624)	$43,744
Interest expense	6,322	596	—	570	(55)	7,433
Net interest income	26,130	459	9,081	8,210	(7,569)	36,311
Provision for loan losses	5,275	—	434	—	—	5,709
Net interest income after provision	20,855	459	8,647	8,210	(7,569)	30,602
Noninterest income	409	15,147	4,921	2	—	20,479
Noninterest expense	16,891	10,722	12,726	208	—	40,547
Net income before taxes	$4,373	$4,884	$842	$8,004	$(7,569)	$10,534

Total assets	$1,608,651	$118,026	$62,823	$164,459	$(131,594)	$1,822,365

For the Six Months Ended June 30, 2019
Interest income	$28,432	$1,032	$8,182	$8,264	(7,303)	$38,607
Interest expense	6,563	243	—	529	(3)	7,332
Net interest income	21,869	789	8,182	7,735	(7,300)	31,275
Provision for loan losses	400	—	348	50	—	798
Net interest income after provision	21,469	789	7,834	7,685	(7,300)	30,477
Noninterest income	293	6,210	3,514	2	—	10,019
Noninterest expense	15,208	5,943	9,234	155	—	30,540
Net income before taxes	$6,554	$1,056	$2,114	$7,532	$(7,300)	$9,956

Total assets	$1,106,021	$49,157	$42,621	$142,831	$(106,473)	$1,234,157

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
In addition to the foregoing, the COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees and third party service providers, and the ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
COVID-19 Pandemic

•
responsive actions related to the COVID-19 pandemic may adversely affect our business, financial condition, results of operations, liquidity, and cash flow. It is impossible to predict, with reliability, the extent of any such impact;

•
public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have temporarily closed certain of our branches and other locations over the past several months. Our results could be adversely impacted by these closures and other actions taken to contain the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be reliably predicted;

•
while we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict, with any reliability, the extent or nature of these impacts at this time;

•	our residential mortgage banking, consumer credit card and commercial businesses may be adversely affected by the effect of the COVID-19 pandemic and other circumstances;

•	adequacy of reserves, including our allowance for loan losses, may be impacted by effects of the COVID-19 pandemic and other circumstances;

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

•	the concentration of our business in the Washington, D.C. and Baltimore, Maryland metropolitan areas and the effect of changes in the economic, political and environmental conditions on these markets;
General Business Operations

•	our ability to prudently manage our growth and execute our strategy;

•	our plans to grow our commercial real estate and commercial business loan portfolios which may carry material risks of non-payment or other unfavorable consequences;

•	strategic acquisitions we may undertake to achieve our goals;

•	our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions;

•	our dependence upon outside third parties for the processing and handling of our records and data;

•	our ability to adapt to technological change;

•	our engagement in derivative transactions;

•	volatility and direction of market interest rates;

•	the possible impact of uncertainty about the future of LIBOR on our net interest income;

•
due to the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;

•	our dependence on our management team and board of directors and changes in management and board composition;

•	our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;

•	risks associated with our OpenSky credit card division, including compliance with applicable consumer finance and fraud prevention regulations;

•	we may be required to repurchase loans originated for sale by our mortgage banking division;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	the financial soundness of other financial institutions;

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

•	further government intervention in the U.S. financial system;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	potential exposure to fraud, negligence, computer theft and cyber-crime.
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
Overview
Capital Bancorp, Inc. (the “Company”) was incorporated in 1998 in Maryland to act as the bank holding company for Capital Bank, N.A. (the “Bank”) which received its charter in 1999 and began operations in 1999. The Bank is headquartered in Rockville, Maryland and serves the Washington, D.C. and Baltimore, Maryland metropolitan areas through five commercial bank branches, five mortgage offices, two loan production offices, a limited service branch and three corporate and operations facilities located in key markets throughout our operating area. We serve businesses, not-for-profit associations and entrepreneurs throughout the region by partnering with them to design tailored financial solutions supported by customized technology and “client first” advice.
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
Our OpenSky® division provides secured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky® cards operate on a fully digital and mobile enabled platform with all marketing and application procedures conducted through website and mobile applications. A deposit equal to the full credit limit of the card is made into a noninterest-bearing demand account with the Bank when the account is opened and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), OpenSky® also offers certain existing customers an unsecured line in excess of their secured line of credit.

COVID-19 Pandemic
The recent outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. Correspondingly, in early March 2020, the Company began preparing for potential disruptions and government limitations on activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Currently, a significant portion of our our workforce is working remotely without materially impacting our productivity while continuing to provide a high level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. With the exception of one, the Company’s branches remain temporarily closed. We have enhanced awareness of digital banking offerings and limited the number of customers in the branch and have taken steps to comply with various government directives regarding “social distancing,” as well as enhanced cleaning and disinfecting of all surface areas to protect our clients and employees.
Small Business Administration’s Paycheck Protection Program
We were able to quickly establish our process for participating in the Small Business Administration’s Paycheck Protection Program that enabled our clients to utilize this valuable resource. SBA-PPP loans are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are 100% guaranteed by the SBA and, under certain circumstances, forgiveness of the loan, by the SBA, is granted to the borrower. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. SBA-PPP loans do not require any collateral or personal guarantees. Through June 30, 2020, over 1,220 SBA-PPP loans have been processed for approximately $236.3 million in the first and second rounds of the program. These efforts have allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals and businesses. We are also closely monitoring the credit quality of the loan portfolio and we monitor line of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.
Short-term Modifications for Borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing loan modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. As of June 30, 2020, we deferred payments of principal and/or interest on a short-term basis for commercial and consumer loans with an aggregate balance of $144.4 million or approximately 11.9% of portfolio loans receivable.

Liquidity
We are monitoring our liquidity position on an ongoing basis as the circumstances surrounding the pandemic continue to evolve. The Company has several available sources of on and off-balance sheet liquidity. Currently, the Company has not needed to tap into these available liquidity sources . The potential for increased reliance on available liquidity sources may be required based on the effects of the pandemic and their impact on the level of deposits and other factors. Additional discussion on our liquidity as of the report date is reflected in the “Liquidity” section of management’s discussion and analysis.
Capital
As of June 30, 2020, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may deteriorate in future periods due to the impact of the pandemic and limit our ability to pay dividends.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
	2020	2019	% Change
(in thousands)
Interest income	$22,000	$20,289	8.4%
Interest expense	3,376	3,758	(10.2)%
Net interest income	18,624	16,531	12.7%
Provision for loan losses	3,300	677	387.4%
Net interest income after provision	15,324	15,854	(3.3)%
Noninterest income	13,899	5,927	134.5%
Noninterest expenses	22,703	16,210	40.1%
Net income before income taxes	6,520	5,571	17.0%
Income tax expense	1,759	1,548	13.6%
Net income	$4,761	$4,023	18.3%
Net income for the three months ended June 30, 2020 increased 18.3 percent to $4.8 million from $4.0 million for the three months ended June 30, 2019. The increase was primarily the result of higher levels of interest income and mortgage banking revenue, included in noninterest income, offset by an increase in the loan loss provision of $3.3 million in the current quarter, which was the result of macro-economic deterioration from the COVID-19 worldwide pandemic. Noninterest expense was $22.7 million for the three months ended June 30, 2020, compared to $16.2 million for the three months ended June 30, 2019, an increase of $6.4 million or 40.1%. The increase was primarily driven by a $3.2 million, or 39.3%, increase in salaries and benefits period over period. In addition, there was an increase of $2.0 million in data processing expenses, resulting from the increase in credit cards and in the number of loan and deposits accounts as compared to the three months ended June 30, 2019.

	Six Months Ended June 30,
	2020	2019	% Change
(in thousands)
Interest income	$43,744	$38,607	13.3%
Interest expense	7,433	7,332	1.4%
Net interest income	36,311	31,275	16.1%
Provision for loan losses	5,709	798	615.4%
Net interest income after provision	30,602	30,477	0.4%
Noninterest income	20,479	10,019	104.4%
Noninterest expenses	40,547	30,540	32.8%
Net income before income taxes	10,534	9,956	5.8%
Income tax expense	2,839	2,614	8.6%
Net income	$7,695	$7,342	4.8%
Net income for the six months ended June 30, 2020 was $7.7 million, an increase of approximately $354 thousand, or 4.8%, from net income for the six months ended June 30, 2019 of $7.3 million. The increase was primarily due to increased interest and noninterest income, offset by higher noninterest expenses and an increased provision for loan losses of $5.7 million. Noninterest income increased $10.5 million over the period primarily due to increased mortgage banking revenue of $8.0 million and credit card fees of $1.5 million. Increases in noninterest income were offset by higher levels of mortgage origination commissions and data processing costs included in noninterest expense.
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
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Washington, D.C. and Baltimore, Maryland metropolitan areas, as well as developments affecting the real estate, technology, government services, hospitality and tourism and financial services sectors within our target markets and throughout the Washington, D.C. and Baltimore, Maryland metropolitan areas. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of our net interest income and net interest margin as our primary sources of earnings.

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
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$79,854	$19	0.09%	$38,573	$198	2.06%
Federal funds sold	1,889	—	0.05%	2,111	12	2.20%
Investment securities	58,860	316	2.16%	42,031	234	2.23%
Restricted investments	4,152	56	5.46%	4,428	41	3.75%
Loans held for sale	78,254	687	3.53%	34,635	681	7.88%
SBA-PPP loans receivable	166,033	1,011	2.45%	—	—	—%
Portfolio loans receivable(2)	1,199,338	19,911	6.68%	1,024,306	19,123	7.49%
Total interest earning assets	1,588,380	22,000	5.57%	1,146,084	20,289	7.10%
Noninterest earning assets	24,459			17,233
Total assets	$1,612,839			$1,163,317

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$182,095	171	0.38%	$96,702	89	0.37%
Savings	4,522	1	0.05%	3,577	3	0.35%
Money market accounts	472,802	1,279	1.09%	333,248	1,434	1.73%
Time deposits	282,695	1,503	2.14%	277,402	1,669	2.41%
Borrowed funds	44,672	422	3.80%	63,083	563	3.58%
Total interest bearing liabilities	986,786	3,376	1.38%	774,012	3,758	1.95%
Noninterest bearing liabilities:
Noninterest bearing liabilities	21,647			15,963
Noninterest bearing deposits	464,702			251,408
Stockholders’ equity	139,704			121,934
Total liabilities and stockholders’ equity	$1,612,839			$1,163,317

Net interest spread			4.19%			5.15%
Net interest income		$18,624			$16,531
Net interest margin (3)			4.72%			5.79%
_______________

(1)	Annualized.

(2)	Includes nonaccrual loans.

(3)	For the three months ended June 30, 2019 and 2020, SBA-PPP loans and credit card loans collectively accounted for 142 and 76 basis points of the reported net interest margin, respectively.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Compared to the			Compared to the
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest bearing deposits	$(1,654)	$1,475	$(179)	$(180)	$83	$(97)
Federal funds sold	(1)	(11)	(12)	—	3	3
Investment securities	89	(7)	82	171	(6)	165
Restricted stock	(2)	17	15	12	19	31
Loans held for sale	11	(5)	6	35	(14)	21
SBA-PPP loans receivable	1,011	—	1,011	1,011	—	1,011
Portfolio loans receivable	2,159	(1,371)	788	5,968	(1,965)	4,003
Total interest income	1,613	98	$1,711	7,017	(1,880)	5,137

Interest Expense:
Interest bearing demand accounts	80	2	82	175	56	231
Savings	1	(3)	(2)	3	(5)	(2)
Money market accounts	(1,354)	1,199	(155)	517	(298)	219
Time deposits	34	(200)	(166)	(61)	(258)	(319)
Borrowed funds	(178)	37	(141)	12	(40)	(28)
Total interest expense	(1,417)	1,035	(382)	646	(545)	101
Net interest income	$3,030	$(937)	$2,093	$6,371	$(1,335)	$5,036

Net interest income increased by $2.1 million, or 12.7%, for the second quarter of 2020 compared to the second quarter of 2019 as average total interest earning assets increased from $1.1 billion to $1.6 billion. The increase in average interest earning assets was primarily driven by an increase in average portfolio loan balances of $175.0 million, or 17.1%, from an average of $1.0 billion for the quarter ended June 30, 2019 to $1.2 billion for the quarter ended June 30, 2020. Average interest earning assets were also boosted by the SBA-PPP loans which averaged $166 million above the prior year period. Reflective of the decreasing interest rate environment beginning in the third quarter of 2019, the annualized yield on interest earning assets decreased 153 basis points, from 7.10% for the three months ended June 30, 2019 to 5.57% for the three months ended June 30, 2020.
Average interest bearing liabilities increased by $212.8 million, or 27.5%, from $774.0 million for the second quarter of 2019 to $986.8 million for the second quarter of 2020. The increase was due to growth of $231.2 million, or 32.5%, in the average balance of interest bearing deposits and an increase in the average balance of borrowed funds of $18.4 million, or 29%. The annualized average interest rate paid on interest bearing liabilities decreased 57 basis points to 1.38% for the second quarter of 2020 from 1.95% for the second quarter of 2019. The average annualized interest rate on interest bearing deposits and borrowed funds decreased by 197 basis points and 22 basis points, respectively. The decreases in the annualized average interest rates reflect interest rate decreases in 2019 and 2020.
The net interest margin decreased 107 basis points to 4.72% for the three months ended June 30, 2020, from 5.79% for the three months ended June 30, 2019. Excluding credit cards and SBA-PPP loans, the Company’s annualized net interest margin was 3.96% for the three months ended June 30, 2020, down 41 basis points from 4.37% for the three months ended June 30, 2019. The year over year net interest margin decrease of 107 basis points was primarily due to the decreasing rate environment. The Company’s net interest spread was 4.19% and 5.15% for the three months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, net interest income increased by $5.0 million, or 16.1%, from the six months ended June 30, 2019 as average total interest earning assets increased from $1.1 billion to $1.5 billion. The increase in average interest earning assets was primarily driven by an increase in average portfolio loan balances of $175.2 million, or 17.3%, from an average balance of $1.0 billion to $1.2 billion for the same period. Reflective of the decreasing interest rate environment beginning in the third quarter of 2019, the annualized yield on interest earning assets decreased 101 basis points, from 6.94% for the six months ended June 30, 2019 to 5.93% for the six months ended June 30, 2020.
For the six months ended June 30, 2020, average interest bearing liabilities increased by $206.4 million, or 27.2%, from $759.5 million to $965.9 million period over period . The increase was due to growth of $205.8 million, or 28.8%, in the average balance of interest bearing deposits and an increase in the average balance of borrowed funds of $611 thousand, or 1.4%. The annualized average interest rate paid on interest bearing liabilities decreased 40 basis points for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The average annualized interest rate on interest bearing deposits and borrowed funds decreased by 153 basis points and 19 basis points, respectively. The decreases in the annualized average interest rates reflect interest rate decreases in 2019 and 2020.
The net interest margin decreased 61 basis points to 4.38% for the six months ended June 30, 2020, from 4.99% for the six months ended June 30, 2019. Excluding credit cards and SBA-PPP loans, the annualized net interest margin was 3.96% for the six months ended June 30, 2020, down 38 basis points from 4.34% for the six months ended June 30, 2019. The year over year net interest margin decrease of 71 basis points resulted from the decreasing rate environment. Net interest spread was 4.38% and 4.99% for the six months ended June 30, 2020 and 2019, respectively.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$88,238	$278	0.63%	$34,879	$374	2.16%
Federal funds sold	1,479	4	0.51%	1,869	1	0.06%
Investment securities	59,628	656	2.21%	44,259	492	2.24%
Restricted investments	4,035	123	6.15%	3,588	92	5.17%
Loans held for sale	60,180	1,053	3.52%	24,519	1,032	8.49%
SBA-PPP loans receivable	83,060	1,011	2.45%	—	—	—%
Portfolio loans receivable(2)	1,187,170	40,619	6.88%	1,011,971	36,616	7.30%
Total interest earning assets	1,483,790	43,744	5.93%	1,121,085	38,607	6.94%
Noninterest earning assets	21,279			14,712
Total assets	$1,505,069			$1,135,797

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$162,985	$398	0.49%	$87,416	$167	0.38%
Savings	4,463	4	0.17%	3,460	6	0.35%
Money market accounts	459,865	2,967	1.30%	325,173	2,748	1.70%
Time deposits	293,374	3,198	2.19%	298,805	3,517	2.37%
Borrowed funds	45,214	866	3.85%	44,603	894	4.04%
Total interest bearing liabilities	965,901	7,433	1.55%	759,457	7,332	1.95%
Noninterest bearing liabilities:
Noninterest bearing liabilities	20,744			13,856
Noninterest bearing deposits	379,881			242,443
Stockholders’ equity	138,543			120,041
Total liabilities and stockholders’ equity	$1,505,069			$1,135,797

Net interest spread			4.38%			4.99%
Net interest income		$36,311			$31,275
Net interest margin (3)			4.92%			5.63%
_______________

(1)	Annualized

(2)	Includes nonaccrual loans.

(3)	For the six months ended June 30, 2019 and 2020, SBA-PPP loans and credit card loans collectively accounted for 129 and 96 basis points of the reported net interest margin, respectively.

Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
The provision for loan losses was $3.3 million and $677 thousand for the three months ended June 30, 2020 and 2019, respectively. For the quarter ended June 30, 2020, uncertainty surrounding the deterioration of the macro-economic environment related to the COVID-19 pandemic resulted in a $3.3 million provision. Net charge-offs amounted to $134 thousand for the three months ended June 30, 2020, compared to $118 thousand for the three months ended June 30, 2019. The increase in net charge-offs for the three months ended June 30, 2020 was primarily due to increases in charge-offs of $55 thousand in the credit card portfolio, offset by a decrease in charge-offs in the commercial and industrial portfolio of $28 thousand.

The provision for loan losses was $5.7 million and $798 thousand for the six months ended June 30, 2020 and 2019, respectively. Net charge-offs amounted to $330 thousand for the six months ended June 30, 2020, compared to $192 thousand for the six months ended June 30, 2019. The increase in net charge-offs for the six months ended June 30, 2020 was primarily due to increases in charge-offs of $141 thousand in the credit card portfolio. Our allowance for loan losses as a percent of portfolio loans was 1.54% and 1.14% at June 30, 2020 and December 31, 2019, respectively.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$110	$138	(20.3)%	$259	$236	9.7%
Credit card fees	2,912	1,970	47.8%	4,921	3,462	42.1%
Mortgage banking revenue	10,119	3,715	172.4%	14,136	6,091	132.1%
Gain on sale of securities	—	26	(100.0)%	—	26	(100.0)%
Other fees and charges	758	78	871.8%	1,163	204	470.1%
Total noninterest income	$13,899	$5,927	134.5%	$20,479	$10,019	104.4%
Noninterest income increased $8.0 million, or 135%, to $13.9 million for the three months ended June 30, 2020 from $5.9 million for the three months ended June 30, 2019. The increase was primarily due to mortgage banking revenue, which increased by $6.4 million, or 172%, during the second quarter of 2020 compared to the second quarter of 2019. Due to the overall lower interest rate environment accelerating refinances in the current year, purchase volume as a percentage of loan originations declined to 31% for the second quarter of 2020, compared to 79.1% for the second quarter of 2019. Proceeds from the sale of loans held for sale amounted to $280.2 million for the three months ended June 30, 2020 compared to $109.1 million for the three months ended June 30, 2019.
OpenSky® credit card issuances continued at higher levels, totaling 172 thousand for the three months ended June 30, 2020, compared to 37 thousand for the three months ended June 30, 2019. Credit card fees correspondingly increased $943 thousand to $2.9 million for the three months ended June 30, 2020 from $2.0 million for the three months ended June 30, 2019.
Noninterest income increased $10.5 million, or 104%, to $20.5 million for the six months ended June 30, 2020 compared to $10.0 million for the six months ended June 30, 2019. The increase was primarily due to mortgage banking revenue, which increased by $8.0 million, or 132%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Purchase volume as a percentage of loan originations was 31.8% for the six months ended June 30, 2020, compared to 78.8% for the six months ended June 30, 2019. Proceeds from the sale of loans held for sale amounted to $462.3 million for the six months ended June 30, 2020 compared to $183.2 million for the six months ended June 30, 2019.
OpenSky® credit card fees increased $1.5 million to $4.9 million for the six months ended June 30, 2020 from $3.5 million for the six months ended June 30, 2019 primarily due to an increase in credit card accounts.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$11,296	$8,111	39.3%	$19,753	$14,898	32.6%
Occupancy and equipment	1,152	1,102	4.5%	2,330	2,196	6.1%
Professional services	894	609	46.8%	1,664	1,228	35.5%
Data processing	5,667	3,716	52.5%	9,784	7,029	39.2%
Advertising	606	531	14.3%	1,242	973	27.6%
Loan processing	740	340	117.6%	1,187	645	84.0%
Other real estate expense, net	82	28	(71.4)%	128	50	156.0%
Other	2,266	1,773	27.7%	4,459	3,521	26.6%
Total noninterest expense	$22,703	$16,210	39.6%	$40,547	$30,540	32.8%
Noninterest expense amounted to $22.7 million for the three months ended June 30, 2020, an increase of $6.5 million, or 40.1%, compared to $16.2 million for the three months ended June 30, 2019. The increase was primarily due to increases in salaries and employee benefits, which include commissions paid on mortgage originations, data processing expenses, advertising, and other expenses. Commissions paid on mortgage originations increased 310.3% from $682 thousand to $2.8 million, reflective of significantly higher levels of mortgage originations. The increase in employees is reflective of the organic growth of the Company and includes 13 new employees in the revenue producing teams of the commercial banking and mortgage banking divisions. In addition, there was an increase of $2.0 million in data processing expense reflecting the higher volume of open credit cards and higher loan and deposit balances during the period.
Noninterest expense amounted to $40.5 million for the six months ended June 30, 2020, an increase of $10 million, or 32.8%, compared to $30.5 million for the six months ended June 30, 2019. The increase was primarily due to increases in salaries and employee benefits, which include commissions paid on mortgage originations, data processing expenses, advertising, and other expenses. Commissions paid on mortgage originations increased 88.5% from $2.8 million to $5.4 million, reflective of higher levels of mortgage originations. Another component of the increase in salary and employee benefits expense resulted from a 5.6% increase in employees to 244 at June 30, 2020, from 231 at June 30, 2019. The increase in employees is reflective of the organic growth of the Company and includes 13 new employees in the revenue producing teams of the commercial banking and mortgage banking divisions. In addition, there was an increase of $2.8 million in data processing expense reflecting the higher volume of open credit cards and higher loan and deposit balances during the period.
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

Income tax expense was $1.8 million for the three months ended June 30, 2020 compared to $1.5 million for the three months ended June 30, 2019. Our effective tax rates were approximately 27.0% and 27.8% for the 2020 and 2019 periods, respectively. For the six months ended June 30, 2020, income tax expense was $2.8 million compared to $2.6 million for the six months ended June 30, 2019, with effective tax rates of 27.0% and 26.3% for 2020 and 2019, respectively.
Financial Condition
As of June 30, 2020, total assets increased $394 million from December 31, 2019 to approximately $1.8 billion. The increase was primarily attributable to the origination and funding of $236.3 million of SBA-PPP loans supplemented with strong organic deposit growth during the second quarter of 2020. Federal funds sold, loans receivable, interest bearing deposits at other financial institutions and loans held for sale increased. Premises and equipment and investment securities decreased over the period. Noninterest bearing deposits increased to $564 million at June 30, 2020 from $292 million at December 31, 2019 and interest bearing deposits increased to $1.0 billion from $934 million in the period. Stockholders’ equity increased $8.8 million, or 6.6%, to $142.1 million at June 30, 2020, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of June 30, 2020, interest bearing deposits at other financial institutions increased $77.9 million, or 76.1%, to $180.4 million from $102.4 million at December 31, 2019. The increase was primarily due to increased deposits from customer fiduciary accounts.
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
Our investment portfolio decreased by 6.6%, or approximately $4.0 million, from $60.8 million at December 31, 2019, to $56.8 million at June 30, 2020 primarily as a result of $5.0 million of paydowns received on mortgage-backed securities, offset by an increased unrealized gain on securities of $2.4 million. Year to date calls and maturities total $1.3 million. To supplement interest income earned on our loan portfolio, we invest in high quality mortgage-backed securities, government agency bonds, and high quality municipal and corporate bonds.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at June 30, 2020 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	One Year or Less		More Than Five Years Through 10 Years		More Than 10 Years		Total
June 30, 2020	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. government-sponsored agencies	$—	—%	$—	—%	$—	—%	$—	$—	—%
Municipal	—	—%	—	—%	513	2.51%	513	543	2.51%
Corporate bonds	—	—%	2,000	5.50%	260	—%	2,260	2,237	5.30%
Mortgage-backed securities	—	—%	17,198	2.07%	34,387	2.09%	51,585	54,016	1.92%
Total	$—	—%	$19,198	2.43%	$35,160	2.08%	$54,358	$56,796	2.07%
Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consists of loans secured by real estate as well as commercial business loans, credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a very limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied commercial real estate loans, residential construction loans and commercial business and investment loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. To a lesser extent, our credit card portfolio supplements our traditional lending products with enhanced yields. Our lending activities are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF PORTFOLIO LOANS

	As of June 30, 2020		As of December 31, 2019
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$437,429	36%	$427,926	36%
Commercial	364,071	30%	348,091	30%
Construction	212,957	18%	198,702	17%
Commercial and Industrial	142,673	12%	151,109	13%
Credit card	54,732	4%	46,412	4%
Other consumer	947	—%	1,285	—%
Portfolio loans receivable, gross	$1,212,809	100%	$1,173,525	100%
Unearned income	$(1,332)		$(2,404)
Portfolio loans, net of unearned income	$1,211,477		$1,171,121
Allowance for loan losses	(18,680)		(13,301)
Total net portfolio loans	$1,192,797		$1,157,820

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at June 30, 2020:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of June 30, 2020
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$99,533	$144,124	$193,772	$437,429
Commercial	72,155	179,068	112,848	364,071
Construction	193,928	17,873	1,156	212,957
Commercial and Industrial	71,692	43,657	27,324	142,673
Credit card	54,732	—	—	54,732
Other consumer	582	200	165	947
Portfolio loans receivable, gross	$492,622	$384,922	$335,265	$1,212,809
Amounts with fixed rates	$122,210	$287,378	$78,106	$487,694
Amounts with floating rates	$370,412	$97,544	$257,159	$725,115
In addition to the portfolio loans shown above, SBA-PPP loans receivable, which totaled $236.3 million at June 30, 2020, mature in the 1-5 year time-frame and carry a fixed rate of interest.
Nonperforming Assets
Nonperforming loans increased to $5.9 million, or 0.48% of total portfolio loans, at June 30, 2020 compared to $4.7 million, or 0.40% of total portfolio loans, at December 31, 2019. The $1.1 million, or 24.4%, increase during the six months ended June 30, 2020 was primarily due to an increase of $1.4 million in nonperforming construction loans. The increase was attributable to a single borrower relationship that we believe to be well secured and on which no impairment is currently expected. Included in the non-performing loans at June 30, 2020 are troubled debt restructurings of $450 thousand.
Foreclosed real estate increased to $3.3 million as of June 30, 2020 compared to $2.4 million as of December 31, 2019 due to the foreclosure of a residential loan.
Total nonperforming assets were $9.2 million at June 30, 2020 compared to $7.1 million at December 31, 2019, or 0.50% of corresponding total assets for both periods.
As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers will continue to encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings.

The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS(1)

(in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans
Real Estate:
Residential	$2,152	$2,193
Commercial	974	1,433
Construction	1,479	—
Commercial and Industrial	435	474
Accruing loans 90 or more days past due	830	620
Total nonperforming portfolio loans	5,870	4,720
Foreclosed real estate	3,326	2,384
Total nonperforming assets	$9,196	$7,104

Restructured loans - nonaccrual	$450	$459
Restructured loans - accruing	$—	$—
Ratio of nonperforming loans to portfolio loans	0.48%	0.40%
Ratio of nonperforming assets to total assets	0.50%	0.50%
_______________

(1)	Excludes SBA-PPP loans receivable, none of which were nonperforming.
The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
PORTFOLIO LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
June 30, 2020
Real estate:
Residential	$429,307	$5,866	$2,256	$—	$437,429
Commercial	353,473	9,624	974	—	364,071
Construction	205,266	6,213	1,478	—	212,957
Commercial and Industrial	133,916	7,475	1,282	—	142,673
Credit card	54,732	—	—	—	54,732
Other consumer	947	—	—	—	947
Portfolio loans receivable, gross	$1,177,641	$29,178	$5,990	$—	$1,212,809

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial and Industrial	145,178	4,505	1,426	—	151,109
Credit card	46,412	—	—	—	46,412
Other consumer	1,285	—	—	—	1,285
Portfolio loans receivable, gross	$1,157,551	$10,850	$5,124	$—	$1,173,525
_______________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass / watch, in addition to credit cards and consumer credits that are not graded.

At June 30, 2020, the recorded investment in impaired loans was $5.0 million, of which $234 thousand required a specific reserve of $88 thousand. This compares to a recorded investment in impaired loans of $4.1 million at December 31, 2019, including $273 thousand which required a specific reserve of $119 thousand. The increase in impaired loans from the prior quarter relates to one relationship totaling $1.4 million that we believe to be well secured and on which no impairment is currently expected.
Impaired loans also include certain loans that have been modified as TDRs. The Company had five loans amounting to $450 thousand at June 30, 2020, and five loans totaling $459 thousand at December 31, 2019 that were considered to be TDRs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
(in thousands)
Allowance for loan losses at beginning of period	$13,301	$11,308
Charge-offs:
Residential	—	(40)
Commercial and Industrial	(26)	(331)
Credit card	(323)	(461)
Total charge-offs	(349)	(832)

Recoveries:
Real estate:
Commercial	—	13
Commercial and Industrial	—	2
Credit card	19	19
Total recoveries	19	34
Net charge-offs	(330)	(798)
Provision for loan losses	5,709	2,791
Allowance for loan losses at period end	$18,680	$13,301

Portfolio loans outstanding, net of unearned income	$1,211,477	$1,171,121
Average portfolio loans outstanding, net of unearned income	$1,187,170	$1,064,421

Allowance for loan losses to period end portfolio loans	1.54%	1.14%
Annualized net charge-offs to average portfolio loans	0.06%	0.10%
Our allowance for loan losses at June 30, 2020 and December 31, 2019 was $18.7 million, or 1.54% of portfolio loans, and $13.3 million, or 1.14% of portfolio loans, respectively. The increase in the allowance was the result of a $5.7 million provision for loan losses during the six months ended June 30, 2020 due to the uncertain economic impact of COVID-19. The allowance for loan losses for SBA-PPP loans were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the allowance for loan losses. The allowance for loan losses at June 30, 2020 included specific reserves of $88 thousand set aside for impaired loans. Charge-offs for the six months ended June 30, 2020 were $349 thousand and were partially offset by recoveries of $19 thousand. The allowance for loan losses at December 31, 2019 included specific reserves of $119 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2019 were $832 thousand and were partially offset by recoveries of $34 thousand. The charge-offs for the first six months ended June 30, 2020 and for the year ended December 31, 2019 were primarily due to credit card charge-offs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2020		December 31, 2019
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$6,244	36%	$4,135	31%
Commercial	5,233	30%	3,572	27%
Construction	3,952	18%	2,668	20%
Commercial and Industrial	1,743	12%	1,548	12%
Credit card	1,497	4%	1,368	10%
Other consumer	11	—%	10	—%
Total allowance for loan losses	$18,680	100%	$13,301	100%
_______________
(1)Loan category as a percentage of total portfolio loans.
Beginning in the first quarter of 2020, the COVID-19 pandemic impacted the U.S. economy. Management is actively monitoring the loan portfolio for industry concentrations that we believe are most likely to be impacted early by the pandemic. While the Company has negligible exposure to the energy sector, shared national credits or leveraged lending, other affected industries include hospitality, food service and retail business.

Loan Modifications (1)
(dollars in millions)			Deferred Loans
Sector	Total Loans Outstanding June 30, 2020 (2)	Balances with SBA 7(a) Guarantees (3)	Balance	# of Loans Deferred	SBA-PPP Loans Extended to Deferred Borrowers
Accommodation & Food Services	$83.9	$8.4	$42.6	36	$6.5
Real Estate and Rental Leasing	527.9	0.5	45.6	67	0.2
Other Services Including Private Households	193.8	0.6	17.3	36	0.2
Educational Services	20.4	0.6	9.8	6	0.6
Construction	220.4	3.6	4.2	6	2.4
Professional, Scientific, and Technical Services	88.4	1.8	5.0	11	0.3
Arts, Entertainment & Recreation	14.9	1.1	5.0	9	1.0
Retail Trade	25.5	0.8	3.0	8	—
Healthcare & Social Assistance	77.2	1.4	4.7	11	0.2
Wholesale Trade	13.0	2.5	0.9	1	—
All other (1)	175.7	6.0	5.9	13	1.5
Total	$1,441.1	$27.3	$144.0	204	$12.9
_______________
(1)Excludes modifications and deferrals made for our OpenSky secured card customers.
(2)Total loans outstanding includes SBA-PPP loans and portfolio loans.
(3)Under the CARES Act, existing loans guaranteed by the SBA qualify for the payments to be made by the SBA for a period of six months.
The duration and severity of the pandemic will likely result in future credit challenges in these and other business sectors.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of noninterest bearing deposits and accounted for $131.9 million, or 23%, of our total noninterest bearing deposit balances as of June 30, 2020, an increase of $58.2 million from the first six months of 2019. At June 30, 2020, noninterest bearing deposits amounted to $564 million, an increase of $272.2 million, or 93.3%, compared to the level at December 31, 2019 due in large part to an increase of $78.2 million in fiduciary accounts and the above noted increase in deposits generated by our OpenSky secured credit card program. Opportunistically, we supplement our deposits with wholesale funding sources such as brokered deposits.
Interest bearing deposits increased $111.1 million, or 11.9%, from December 31, 2019 to June 30, 2020 and included increases in interest bearing demand and money market accounts, offset by a reduction in certificates of deposits. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including noninterest bearing deposits. During the period, certificates of deposit decreased $62.7 million, or 19.2%, with brokered deposits representing a majority of that decrease. Interest bearing demand and money market accounts increased $94.0 million, or 54.0% and $78.4 million, or 18.3% from December 31, 2019 to June 30, 2020, respectively.
The average rate paid on interest bearing deposits decreased 37 basis points from 1.80% for the year ended December 31, 2019 to 1.43% for the six months ended June 30, 2020. Rates paid on certificates of deposit decreased 19 basis points over the same period. The decrease in the average rates reflects decreases in market interest rates which began in the third quarter of 2019.

The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Six Months Ended June 30, 2020		For the Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest bearing demand accounts	$162,985	0.49%	$109,977	0.61%
Money market accounts	459,865	1.30%	344,272	1.69%
Savings accounts	4,463	0.17%	3,597	0.36%
Certificates of deposit	293,374	2.19%	302,149	2.38%
Total interest bearing deposits	920,687	1.43%	759,995	1.80%
Noninterest bearing demand accounts	379,881		260,726
Total deposits	$1,300,568	1.02%	$1,020,721	1.34%
The following table presents the maturities of our certificates of deposit as of June 30, 2020.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$26,575	$38,978	$92,931	$79,683	$238,167
Less than $100,000	2,775	5,894	10,761	6,465	25,895
Total	$29,350	$44,872	$103,692	$86,148	$264,062
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2020, approximately $226.4 million in real estate loans and $53.0 million in investment securities were pledged as collateral to the FHLB supporting a $368.7 million line of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2020, we had $25.6 million in outstanding advances and $12.5 million of collateral pledged against letters of credit. Our available borrowing capacity at the FHLB was $253.8 million at June 30, 2020. The $6.7 million decrease compared to $32.2 million of outstanding advances at December 31, 2019 resulted from principal paydowns on our long term FHLB advance.

The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
(in thousands)
Amount outstanding at period-end	$25,556	$32,222
Weighted average interest rate at period-end	2.40%	2.40%
Maximum month-end balance during the period	$31,111	$72,778
Average balance outstanding during the period	$29,032	$43,472
Weighted average interest rate during the period	2.41%	2.47%
Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At June 30, 2020, these other borrowings amounted to $17.4 million.
At June 30, 2020, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 24, 2015, the Company issued $13.5 million in aggregate principal amount of subordinated notes with a maturity date of December 1, 2025. The notes may be redeemed prior to the maturity date under certain circumstances. The notes bear interest at 6.95% for the first five years, then adjust to the three-month LIBOR plus 5.33%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $15.5 million as of June 30, 2020. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of June 30, 2020. The Bank has $1.95 million in borrowings under the Payroll Protection Program Liquidity Facility (“PPPLF”) whereby The Federal Reserve Bank of Richmond accepts SBA-PPP loans pledged as collateral and provides funding to the Bank at 0.35% for the term of the SBA-PPP loans which is generally 24 months.
The Company also has available lines of credit of $76.0 million with other correspondent banks at June 30, 2020, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits. These lines were not utilized at June 30, 2020.

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
As of June 30, 2020, we had $253.8 million of available borrowing capacity from the FHLB, $15.5 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76 million with other correspondent banks. In addition, as a participant in the PPPLF, the Bank has funding available at the Federal Reserve Bank of Richmond upon the pledging of the SBA-PPP loans. SBA-PPP loans available for pledging amounted to $234.4 million at June 30, 2020. The funding facility is available to be drawn upon through December 31, 2020 at a rate of 0.35% for the corresponding term of the underlying SBA-PPP loan collateral. Cash and cash equivalents were $199.7 million at June 30, 2020 and $114.8 million at December 31, 2019. We believe our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $8.8 million at June 30, 2020 compared to December 31, 2019. Net income for the six months ended June 30, 2020 increased retained earnings by $7.7 million. Stock options exercised, shares issued as compensation, and stock-based compensation increased common stock and additional paid-in capital aggregately by $510 thousand. In addition to these increases, the change in net unrealized gains on available for sale securities of $1.8 million supplemented stockholders’ equity. As part of the Company’s stock repurchase program, shares repurchased and retired for the six months ended June 30, 2020 totaled 113,634 shares at a weighted average price of $11.39, for a total cost of $1.3 million, including commissions.
The Company uses several indicators of capital strength. The most commonly used measure is the Common Equity Tier 1 (“CET1”) capital ratio (common equity tier 1 capital divided by risk weighted assets), which was 11.10% at June 30, 2020 and 10.93% at December 31, 2019. The Company has above-average levels of capital and has taken steps to navigate COVID-19 related disruptions, including taking higher levels than normal of loan loss provisions and maintaining higher than normal levels of liquidity on the balance sheet.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and common equity tier 1 capital ratios for the three and six months ended June 30, 2020 and for the year ended December 31, 2019.

	For the Three Months Ended	For the Six Months Ended	For the Year Ended
	June 30, 2020	June 30, 2020	December 31, 2019
Return on Average Assets(1)	1.19%	1.03%	1.38%
Return on Average Equity(1)	13.71%	11.17%	13.66%
Common Equity Tier 1 Capital	11.10%	11.10%	10.73%
_______________
(1)These ratios are annualized for the three and six months ended June 30, 2020.
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
In July 2013, federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applied to all depository institutions and bank holding companies and savings and loan holding companies with total consolidated assets of more than $1 billion. The Bank was required to implement the new Basel III capital standards (subject to the phase-in for certain parts of the new rules) as of January 1, 2015. In

August of 2018 the Regulatory Relief Act directed the Federal Reserve Board to revise the Small BHC Policy Statement to raise the total consolidated asset limit in the Small BHC Policy Statement from $1 billion to $3 billion. The Company was previously required to comply with the minimum capital requirements on a consolidated basis; however, the Company continues to meet the conditions of the revised Small BHC Policy Statement and was exempt from the consolidated capital requirements for the periods reflected.
As of June 30, 2020, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company(as if applicable to the Company) and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum capital adequacy		To be well capitalized
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$142,403	8.85%	$64,374	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	142,403	12.58%	96,256	8.50%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	140,341	12.39%	79,269	7.00%	N/A	N/A
Total capital ratio (to risk-weighted assets)	170,129	15.02%	118,904	10.50%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$121,955	7.73%	$63,092	4.00%	$78,865	5.00%
Tier 1 capital (to risk-weighted assets)	121,955	11.10%	93,427	8.50%	87,931	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	121,955	11.10%	76,940	7.00%	71,444	6.50%
Total capital ratio (to risk-weighted assets)	135,767	12.35%	115,410	10.50%	109,914	10.00%

December 31, 2019
The Company
Tier 1 leverage ratio (to average assets)	135,380	9.96%	54,397	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	135,380	12.31%	66,011	6.00%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	133,318	12.12%	49,508	4.50%	N/A	N/A
Total capital ratio (to risk-weighted assets)	149,142	13.56%	88,015	8.00%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	114,613	8.65%	53,005	4.00%	66,256	5.00%
Tier 1 capital (to risk-weighted assets)	114,613	10.73%	64,093	6.00%	85,458	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	114,613	10.73%	48,070	4.50%	69,435	6.50%
Total capital ratio (to risk-weighted assets)	127,976	11.98%	85,458	8.00%	106,822	10.00%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2020.

CONTRACTUAL OBLIGATIONS

	As of June 30, 2020
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$13,333	$12,223	$—	$—	$25,556
Certificates of deposit $100,000 or more	158,484	78,749	934	—	238,167
Certificates of deposit less than $100,000	19,430	5,992	453	20	25,895
FRB Borrowings	—	1,954	—	—	1,954
Lease payments	689	3,208	420	—	4,317
Subordinated debt	—	—	—	15,437	15,437
Total	$191,936	$102,126	$1,807	$15,457	$311,326
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
CREDIT EXTENSION COMMITMENTS

	As of June 30, 2020	As of December 31, 2019
(in thousands)
Unfunded lines of credit	$290,899	$260,573
Commitments to originate residential loans held for sale	10,426	2,646
Letters of credit	5,260	5,305
Total credit extension commitments	$306,585	$268,524
Unfunded lines of credit represent unused credit facilities to our current borrowers. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Lines of credit generally have variable interest rates. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Our credit risk associated with issuing letters of credit is believed to be substantially the same as the risk involved in extending loan facilities to our customers.

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

INTEREST SENSITIVITY GAP

June 30, 2020	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$722,819	$79,228	$312,302	1,114,349	$443,743	1,558,092
Securities	985	—	—	985	55,811	56,796
Interest bearing deposits at other financial institutions	180,379	—	—	180,379	—	180,379
Federal funds sold	3,698	—	—	3,698	—	3,698
Total earning assets	$907,881	$79,228	$312,302	$1,299,411	$499,554	$1,798,965

Liabilities
Interest bearing liabilities
Interest bearing deposits	$780,669	$—	$—	$780,669	$—	$780,669
Time deposits	8,854	20,496	148,564	177,914	86,148	264,062
Total interest bearing deposits	789,523	20,496	148,564	958,583	86,148	1,044,731
FHLB Advances	3,014	2,127	9,675	14,816	10,740	25,556
Other borrowed funds	—	—	—	—	17,392	17,392
Total interest bearing liabilities	$792,537	$22,623	$158,239	$973,399	$114,280	$1,087,679

Period gap	$115,344	$56,605	$154,063	$326,012	$385,274	$711,286
Cumulative gap	$115,344	$171,949	$326,012	$326,012	$711,286
Ratio of cumulative gap to total earning assets	6.41%	9.56%	18.12%	18.12%	39.54%
_______________

(1)	Includes loans held for sale and loans made under the SBA-PPP loan program.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2020:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2020	(4.8)%	0.8%	0.0%	0.1%	3.8%	8.8%
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
The following table illustrates the results of our EVE analysis as of June 30, 2020.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2020	7.35%	1.4%	0.0%	9.7%	15.6%	18.7%

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
In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility has had and, if it continues, could continue to have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.
Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, have had and may continue to have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.
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
Our participation in the SBA-PPP loan program exposes us to risks related to noncompliance with the SBA-PPP loan program, as well as litigation risk related to our administration of the SBA-PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.
The Company is a participating lender in the SBA-PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the SBA-PPP. The SBA-PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the SBA-PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the SBA-PPP, which exposes the Company to risks relating to noncompliance with the SBA-PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the SBA-PPP. Any financial liability, litigation costs or reputational damage caused by SBA-PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on SBA-PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2019, the Company announced a stock repurchase program. The program enables the Company to repurchase up to $5.0 million of its outstanding common stock, and expires on December 31, 2020. During the year ended December 31, 2019 and the six months ended June 30, 2020, the Corporation repurchased shares under the stock repurchase program, as reflected in the following table.

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Through December 31, 2019	28,480	$13.00	28,480	$4,629,646
For the three months ended March 31, 2020	112,134	$11.41	112,134	3,349,806
April 1, 2020 to April 30, 2020	—	—	—	3,349,806
May 1, 2020 to May 31, 2020	1,500	9.41	1,500	3,335,691
June 1, 2020 to June 30, 2020	—	—	—	3,335,691
For the three months ended June 30, 2020	1,500	$9.41	1,500	3,335,691
For the six months ended June 30, 2020	113,634	$11.39	113,634	3,335,691
Total	142,114		142,114

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on August 31, 2018).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on August 31, 2018).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAPITAL BANCORP, INC.
Registrant
Date: August 10, 2020        /s/ Ed Barry
Ed Barry
Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2020        /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

