Form 10-Q
period 2020-09-30
Capital Bancorp Inc
filed 2020-11-09
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2020         OR
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
As of November 5, 2020, the Company had 13,680,974 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	September 30, 2020 (unaudited)	December 31, 2019 (audited)
Assets
Cash and due from banks	$20,138	$10,530
Interest bearing deposits at other financial institutions	179,789	102,447
Federal funds sold	5,590	1,847
Total cash and cash equivalents	205,517	114,824
Investment securities available for sale	53,992	60,828
Restricted investments	3,958	3,966
Loans held for sale	137,717	71,030
Small Business Administration Payroll Protection Program (“SBA-PPP”) loans receivable, net of fees	233,349	—
Portfolio loans receivable, net of deferred fees and costs and net of allowance for loan losses of $22,016 and $13,301	1,222,597	1,157,820
Premises and equipment, net	5,021	6,092
Accrued interest receivable	7,678	4,770
Deferred income taxes	3,589	4,263
Foreclosed real estate	3,326	2,384
Other assets	2,285	2,518
Total assets	$1,879,029	$1,428,495

Liabilities
Deposits
Noninterest-bearing, including related party balances of $20,821 and $16,009	$596,239	$291,777
Interest-bearing, including related party balances of $126,703 and $125,304	1,065,972	933,644
Total deposits	1,662,211	1,225,421
Federal Home Loan Bank advances	22,222	32,222
Other borrowed funds	17,516	15,423
Accrued interest payable	1,523	1,801
Other liabilities	26,180	20,297
Total liabilities	1,729,652	1,295,164

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,682,198 and 13,894,842 issued and outstanding	137	139
Additional paid-in capital	49,866	51,561
Retained earnings	97,580	81,618
Accumulated other comprehensive income	1,794	13
Total stockholders' equity	149,377	133,331
Total liabilities and stockholders' equity	$1,879,029	$1,428,495

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2020	2019	2020	2019
Interest income
Loans, including fees	$24,836	$21,900	$67,520	$59,548
Investment securities available for sale	273	215	929	707
Federal funds sold and other	80	239	484	706
Total interest income	25,189	22,354	68,933	60,961

Interest expense
Deposits, includes payments to related parties of $184 and $862 for the three and nine months ended September 30, 2020, respectively, and $479 and $1,448 for the three and nine months ended September 30, 2019, respectively.	2,634	3,449	9,201	9,887
Borrowed funds	516	721	1,382	1,615
Total interest expense	3,150	4,170	10,583	11,502

Net interest income	22,039	18,184	58,350	49,459
Provision for loan losses	3,500	1,071	9,209	1,869
Net interest income after provision for loan losses	18,539	17,113	49,141	47,590

Noninterest income
Service charges on deposits	119	146	378	382
Credit card fees	5,773	2,059	10,694	5,521
Mortgage banking revenue	14,359	4,900	28,496	10,991
Gain on sale of investment securities available for sale	—	—	—	26
Other fees and charges	895	116	2,058	320
Total noninterest income	21,146	7,221	41,626	17,240

Noninterest expenses
Salaries and employee benefits	12,609	9,238	32,362	24,136
Occupancy and equipment	1,328	1,111	3,658	3,307
Professional fees	1,307	724	2,971	1,952
Data processing	7,880	4,193	17,664	11,222
Advertising	633	584	1,875	1,557
Loan processing	1,264	634	2,451	1,279
Foreclosed real estate expenses, net	9	7	137	57
Other operating	3,089	1,737	7,547	5,258
Total noninterest expenses	28,119	18,228	68,665	48,768
Income before income taxes	11,566	6,106	22,102	16,062
Income tax expense	3,128	1,625	5,968	4,239
Net income	$8,438	$4,481	$16,134	$11,823

Basic earnings per share	$0.61	$0.33	$1.17	$0.86
Diluted earnings per share	$0.61	$0.32	$1.17	$0.85

Weighted average common shares outstanding:
Basic	13,794,628	13,727,519	13,829,341	13,714,260
Diluted	13,794,628	13,986,382	13,832,176	13,921,995

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$8,438	$4,481	$16,134	$11,823

Other comprehensive income (loss):
Unrealized gain on investment securities available for sale	37	57	2,458	867
Reclassification of realized gain on sale of investment securities available for sale	—	—	—	(26)
Unrealized loss on cash flow hedging derivative	—	—	—	(5)
	37	57	2,458	836
Income tax expense relating to the items above	(10)	(16)	(677)	(230)
Other comprehensive income	27	41	1,781	606
Comprehensive income	$8,465	$4,522	$17,915	$12,429

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2018	13,672,479	$137	$49,321	$65,701	$(595)	$114,564
Adoption of ASC 842 Leases	—	—	—	(54)	—	(54)
Net income	—	—	—	3,319	—	3,319
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	270	270
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(5)	(5)
Stock options exercised	21,706	—	155	(48)	—	107
Shares issued as compensation	18,380	—	150	—	—	150
Stock-based compensation	—	—	199	—	—	199
Balance, March 31, 2019	13,712,565	137	49,825	68,918	(330)	118,550
Net Income	—	—	—	4,023	—	4,023
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	300	300
Stock options exercised	6,100	—	47	(1)	—	46
Stock-based compensation	—	—	199	—	—	199
Balance, June 30, 2019	13,718,665	137	50,071	72,940	(30)	123,118
Net income	—	—	—	4,481	—	4,481
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	41	41
Stock options exercised	85,003	1	578	(326)	—	253
Stock based compensation	—	—	199	—	—	199
Shares repurchased and retired	(21,130)	—	(263)	—	—	(263)
Balance, September 30, 2019	13,782,538	$138	$50,585	$77,095	$11	$127,829

Balance, December 31, 2019	13,894,842	$139	$51,561	$81,618	$13	$133,331
Net income	—	—	—	2,934	—	2,934
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	754	754
Stock options exercised	34,015	—	263	(163)	—	100
Stock-based compensation	—	—	244	—	—	244
Shares repurchased and retired	(112,134)	(1)	(1,282)	—	—	(1,283)
Balance, March 31, 2020	13,816,723	138	50,786	84,389	767	136,080
Net income	—	—	—	4,761	—	4,761
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	1,000	1,000
Shares issued as compensation	3,000	—	37	—	—	37
Stock-based compensation	—	—	243	1	—	244
Shares repurchased and retired	(1,500)	—	(14)	—	—	(14)
Balance, June 30, 2020	13,818,223	138	51,052	89,151	1,767	142,108
Net income	—	—	—	8,438	—	8,438
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	27	27
Stock options exercised	5,175	—	57	—	—	57
Stock-based compensation	—	—	249	(1)	—	248
Shares repurchased and retired	(141,200)	(1)	(1,492)	(8)	—	(1,501)
Balance, September 30, 2020	13,682,198	$137	$49,866	$97,580	$1,794	$149,377

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$16,134	$11,823
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	9,209	1,869
Provision for losses on mortgage loans sold	475	128
Provision for off balance sheet credit risk	233	138
Amortization on investments, net	216	113
Depreciation and amortization	1,401	844
Stock-based compensation expense	736	597
Director and employee compensation paid in stock	37	150
Deferred income tax benefit	(3)	(132)
Amortization of debt issuance expense	139	23
Gain on sale of securities available for sale	—	(26)
Mortgage banking revenue	(28,496)	(10,991)
Proceeds from sales of loans held for sale	888,454	367,986
Originations of loans held for sale	(926,645)	(407,451)
Changes in assets and liabilities:
Accrued interest receivable	(2,908)	(174)
Prepaid income taxes and taxes payable	—	(263)
Other assets	233	(1,312)
Accrued interest payable	(278)	548
Other liabilities	5,175	1,601
Net cash used in operating activities	(35,888)	(34,529)

Cash flows from investing activities
Purchases of securities available for sale	(2,000)	(8,202)
Maturities, calls and principal paydowns of securities available for sale	11,078	15,535
Proceeds from sale of securities available for sale	—	3,280
Sales (purchases) of restricted investments	8	(1,504)
Increase in SBA-PPP loans receivable, net	(233,349)	—
Increase in portfolio loans receivable, net	(74,928)	(140,468)
Disposals (purchases) of premises and equipment, net	(330)	622
Proceeds from sales of foreclosed real estate	—	50
Net cash used in investing activities	(299,521)	(130,687)

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	304,461	51,119
Interest-bearing deposits	132,328	106,085
Securities sold under agreements to repurchase	—	(3,332)
Federal funds purchased	—	(2,000)
Federal Home Loan Bank advances, net	(10,000)	33,556
Other borrowed funds	1,954	—
Repurchase of common stock	(2,798)	(263)
Proceeds from exercise of stock options	157	406
Net cash provided by financing activities	426,102	185,571

Net increase in cash and cash equivalents	90,693	20,355

Cash and cash equivalents, beginning of year	114,824	34,723

Cash and cash equivalents, end of period	$205,517	$55,078

Noncash activities:
Loans transferred to foreclosed real estate	$942	$57
Change in unrealized gains on investments	$2,458	$841
Change in fair value of cash flow hedging derivative	$—	$(5)
Establishment of lease right-of-use asset	$—	$5,158
Establishment of lease liability	$—	$5,358

Cash paid during the period for:
Taxes	$7,350	$4,406
Interest	$10,861	$10,954

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
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At September 30, 2020, Church Street Capital had loans totaling $4.3 million.
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
Risks and Uncertainties
The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. In March 2020, the government and private sector responses to contain its spread began to significantly affect operations and continue to do so through the current period. It is likely operations will continue to be adversely affected. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic which are most likely to affect future earnings, cash flows and financial condition in future quarters primarily include the nature and duration of the financial effects felt by our customers and the concomitant impact on the customers' ability to fulfill their financial obligations to the Company; as well as the potential decline of real estate values resulting from market disruption which may impair the values of collateral-dependent loans. Accordingly, estimates used in the preparation of the financial statements may be subject to significant adjustments in future periods. The greater the duration and severity of the pandemic, the more likely that results will be materially impacted by its effects.
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
Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the United States (“U.S.”) Treasury Department, the SBA-PPP offered cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period between eight and 24-weeks after the loan is made as

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to fully guarantee these loans.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. SBA-PPP loans receivable as of September 30, 2020 totaled $238.7 million with $5.4 million in net unearned fees and generated $1.5 million of interest income during the third quarter and $2.5 million for the nine months ended September 30, 2020.
Loans and the Allowance for Loan Losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees and costs, discounts on loans acquired, and the allowance for loan losses. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods. The Company discontinues the accrual of interest when any portion of the principal and interest is 90 days past due, or when it is probable that not all principal and interest payments will be collected, and collateral is insufficient to discharge the debt in full. Generally, interest payments on nonaccrual loans are recorded as a reduction of the principal balance.
Loans are considered impaired when, based on current information, management believes the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are reviewed for impairment when the risk grade for a loan is downgraded to a classified asset category. The loans are evaluated for appropriate classification, accrual, impairment, and troubled debt restructure (“TDR”) status. If collection of principal is evaluated as doubtful, all payments are applied to principal. A modification of a loan is considered a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession; however, the CARES Act provides financial institutions optional temporary relief from TDR and impairment accounting for certain loan modifications related to the COVID-19 pandemic. Under Section 401 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.
All other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
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
The Company determines the allowance for loan losses based on the accumulation of various components that are calculated independently in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450 for pools of loans, and ASC 310 for TDRs and for individually evaluated loans. The process for determining an appropriate allowance for loan losses is based on a comprehensive and consistently applied analysis of the loan portfolio. The analysis considers all significant factors that affect the collectibility of the portfolio and supports the credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment. Additional disclosure on the allowance for loan losses, qualitative factors, and the potential COVID-19 impact can be found in Part II, Item 1A - Risk Factors and Note 5 - Portfolio Loans Receivable.
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
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At September 30, 2020 and 2019, there were 510,550 and 273,600 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive.

Comprehensive income:
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive income as of September 30, 2020 and December 31, 2019 is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Unrealized gains on securities available for sale	$2,475	$18
Deferred tax expense	(681)	(5)
Total accumulated comprehensive income	$1,794	$13

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
In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies to apply standards on current expected loan losses (“CECL”). The new effective dates will be fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. In addition, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, “Financial Instruments-loan losses (Topic 326): Measurement of Loan Losses on Financial Instruments.” The amendments affect a variety of Topics in the Accounting Standards Codification. For entities that have not yet adopted the amendments in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

within those fiscal years. Early adoption is permitted in any interim period as long as an entity has adopted the amendments in ASU 2016-13. While the Company does not expect these amendments to have a material effect on its financial statements, the Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.
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
In March 2020, the FASB issued ASU 2020-04, ‘‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This new ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.  This amended guidance and the ability to elect its temporary optional expedients and exceptions are effective for the Company as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 Topic 848 is not expected to have a material impact on the Company’s financial statements.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)

Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of September 30, 2020, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue. It is not expected that this interagency guidance will have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.
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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At September 30, 2020 and December 31, 2019, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at September 30, 2020 and December 31, 2019 are summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

Investment Securities Available for Sale
(in thousands)
September 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal	$513	$31	$—	$544
Corporate	4,260	35	(25)	4,270
Mortgage-backed securities	46,744	2,434	—	49,178
Total	$51,517	$2,500	$(25)	$53,992

December 31, 2019
U.S. government-sponsored enterprises	$1,000	$—	$(1)	$999
Municipal	515	13	—	528
Corporate	2,542	46	(23)	2,565
Mortgage-backed securities	56,754	117	(135)	56,736
Total	$60,811	$176	$(159)	$60,828

There were no securities sold during the nine months ended September 30, 2020. Proceeds from sales of securities sold during the nine months ended September 30, 2019 were $3.3 million. The investment sales resulted in realized gains of $26 thousand for the three and nine months ended September 30, 2019.
Information related to unrealized losses in the investment portfolio as of September 30, 2020 and December 31, 2019 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$—	$—	$235	$(25)	$235	$(25)
Total	$—	$—	$235	$(25)	$235	$(25)

December 31, 2019
U.S. government-sponsored enterprises	$—	$—	$999	$(1)	$999	$(1)
Corporate	—	—	519	(23)	519	(23)
Mortgage-backed securities	21,487	(78)	5,246	(57)	26,733	(135)
Total	$21,487	$(78)	$6,764	$(81)	$28,251	$(159)

At September 30, 2020, there was one corporate security that had been in an unrealized loss position for greater than twelve months. At December 31, 2019, there was one U.S. government-sponsored enterprises security, two corporate securities, and four mortgage-backed securities that had been in a loss position for greater than twelve months. Management believes that the unrealized loss at September 30, 2020 resulted from changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

A summary of pledged securities at September 30, 2020 and December 31, 2019 is shown below:

Pledged Securities
	September 30, 2020		December 31, 2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal Home Loan Bank	$47,257	$49,722	$1,508	$1,522

Contractual maturities of U.S. government-sponsored enterprises, municipals and corporate securities at September 30, 2020 and December 31, 2019 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

Contractual Maturities
	September 30, 2020		December 31, 2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$1,542	$1,518
Over one to five years	—	—	—	—
Over five to ten years	4,000	4,035	2,000	2,046
Over ten years	773	779	515	528
Mortgage-backed securities(1)	46,744	49,178	56,754	56,736
Total	$51,517	$53,992	$60,811	$60,828
_______________

(1)	Mortgage-backed securities contractually repay in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - SBA-PPP Loans Receivable

Pursuant to the CARES Act, the SBA-PPP provides forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. SBA-PPP loans have an interest rate of 1%, have 2 and 5 year terms, and carry a 100% guarantee of the SBA.
The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore no allowance for loan losses was assigned to these loans.
At September 30, 2020, SBA-PPP loans receivable, which totaled $238.7 million, are all rated as pass credits, not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $5.4 million at September 30, 2020. There were no outstanding commitments to extend additional SBA-PPP loans at September 30, 2020.
Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans as are as follows:

Portfolio Loan Categories
(in thousands)	September 30, 2020	December 31, 2019
Real estate:
Residential	$422,698	$427,926
Commercial	372,972	348,091
Construction	227,662	198,702
Commercial and Industrial	134,889	151,109
Credit card	84,964	46,412
Other consumer	2,268	1,285
Portfolio loans receivable, gross	1,245,453	1,173,525
Deferred origination fees, net	(840)	(2,404)
Allowance for loan losses	(22,016)	(13,301)
Portfolio loans receivable, net	$1,222,597	$1,157,820

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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

estate and primarily collateralized by operating cash flows are also included in this category of loans. As of September 30, 2020, there were approximately $181.2 million of owner-occupied commercial real estate loans, representing approximately 48.6% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at 5 years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are somewhat diverse in terms and type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. Exceptions are sometimes made. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as trends of sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is closely monitored to enforce the original underwriting guidelines for construction milestones and completion timelines.
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
Credit Cards. Our OpenSky® credit card division provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $81.1 million and $43.3 million of the credit card balances were secured by savings deposits held by the Company as of September 30, 2020 and December 31, 2019, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as, for example, term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. The remaining nonaccretable discounts on loans acquired was $285 thousand as of September 30, 2020 and December 31, 2019. Loans with nonaccretable discounts had carrying values of $841 thousand and $864 thousand as of September 30, 2020 and December 31, 2019.
Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Accretable discount at beginning of period	$230	$424	$429	$438
Less: Accretion and payoff of loans	(4)	(13)	(203)	(27)
Other changes, net	—	22	—	22
Accretable discount at end of period	$226	$433	$226	$433

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and nine months ended September 30, 2020 and September 30, 2019.

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2020
Real estate:
Residential	$6,244	$737	$—	$—	$6,981
Commercial	5,232	1,158	—	—	6,390
Construction	3,952	537	—	—	4,489
Commercial and Industrial	1,743	671	(85)	—	2,329
Credit card	1,497	376	(85)	7	1,795
Other consumer	11	21	—	—	32
Total	$18,679	$3,500	$(170)	$7	$22,016

Nine Months Ended September 30, 2020
Real estate:
Residential	$4,135	$2,846	$—	$—	$6,981
Commercial	3,573	2,817	—	—	6,390
Construction	2,668	1,821	—	—	4,489
Commercial and Industrial	1,548	892	(111)	—	2,329
Credit card	1,367	811	(408)	25	1,795
Other consumer	10	22	—	—	32
Total	$13,301	$9,209	$(519)	$25	$22,016

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2019
Real estate:
Residential	$3,915	$269	$(8)	$—	$4,176
Commercial	3,116	307	—	3	3,426
Construction	2,204	173	—	—	2,377
Commercial and Industrial	1,472	140	(54)	—	1,558
Credit card	1,199	181	(120)	3	1,263
Other consumer	7	1	—	—	8
Total	$11,913	$1,071	$(182)	$6	$12,808

Nine Months Ended September 30, 2019
Real estate:
Residential	$3,541	$643	$(8)	$—	$4,176
Commercial	3,003	413	—	10	3,426
Construction	2,093	284	—	—	2,377
Commercial and Industrial	1,578	62	(82)	—	1,558
Credit card	1,084	468	(303)	14	1,263
Other consumer	9	(1)	—	—	8
Total	$11,308	$1,869	$(393)	$24	$12,808

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
September 30, 2020	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$6,981	$1,626	$421,072
Commercial	—	6,390	1,466	371,506
Construction	—	4,489	6,464	221,198
Commercial and Industrial	574	1,755	1,395	133,494
Credit card	—	1,795	—	84,964
Other consumer	—	32	—	2,268
Total	$574	$21,442	$10,951	$1,234,502

December 31, 2019
Real estate:
Residential	$—	$4,135	$2,192	$425,734
Commercial	—	3,572	1,433	346,658
Construction	—	2,668	—	198,702
Commercial and Industrial	119	1,429	474	150,635
Credit card	—	1,368	—	46,412
Other consumer	—	10	—	1,285
Total	$119	$13,182	$4,099	$1,169,426

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Past due loans, segregated by age and class of loans, as of September 30, 2020 and December 31, 2019 were as follows:

Portfolio Loans Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Non-accrual Loans
(in thousands)
September 30, 2020
Real estate:
Residential	$708	$1,580	$2,288	$420,410	$422,698	$—	$1,626
Commercial	3,331	1,695	5,026	367,946	372,972	230	1,466
Construction	4,750	589	5,339	222,323	227,662	297	6,464
Commercial and Industrial	425	323	748	134,141	134,889	—	1,395
Credit card	7,698	2	7,700	77,264	84,964	2	—
Other consumer	—	—	—	2,268	2,268	—	—
Total	$16,912	$4,189	$21,101	$1,224,352	$1,245,453	$529	$10,951

Acquired loans included in total above	$—	$576	$576	$5,141	$5,717	$230	$393

December 31, 2019
Real estate:
Residential	$704	$2,436	$3,140	$424,786	$427,926	$374	$2,192
Commercial	275	1,671	1,946	346,145	348,091	237	1,433
Construction	756	—	756	197,946	198,702	—	—
Commercial and Industrial	172	353	525	150,584	151,109	—	474
Credit card	5,526	8	5,534	40,878	46,412	9	—
Other consumer	—	—	—	1,285	1,285	—	—
Total	$7,433	$4,468	$11,901	$1,161,624	$1,173,525	$620	$4,099

Acquired loans included in total above	$305	$1,243	$1,548	$4,873	$6,421	$464	$880

Loans secured by a one-to-four family residential property in the process of foreclosure at September 30, 2020 and December 31, 2019 amounted to $11 thousand and $481 thousand, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
September 30, 2020
Real estate:
Residential	$1,843	$1,626	$—	$1,626	$—
Commercial	1,594	1,466	—	1,466	—
Construction	6,566	6,464	—	6,464	—
Commercial and Industrial	1,548	—	1,395	1,395	574
Credit card	—	—	—	—	—
Other consumer	—	—	—	—	—
Total	$11,551	$9,556	$1,395	$10,951	$574

Acquired loans included above	$552	$393	$—	$393	$—

December 31, 2019
Real estate:
Residential	$2,309	$2,192	$—	$2,192	$—
Commercial	1,477	1,433	—	1,433	—
Construction	—	—	—	—	—
Commercial and Industrial	574	201	273	474	119
Credit card	—	—	—	—	—
Other consumer	—	—	—	—	—
Total	$4,360	$3,826	$273	$4,099	$119

Acquired loans included above	$1,148	$880	$—	$880	$—
The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Loans
	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$1,860	$1	$1,864	$1
Commercial	1,616	8	1,618	10
Construction	6,531	169	6,462	178
Commercial and Industrial	1,813	54	1,841	54
Total	$11,820	$232	$11,785	$243

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Interest Recognized on Impaired Loans
	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$2,612	$8	$2,620	$11
Commercial	1,160	2	1,161	2
Construction	2,133	—	2,132	—
Commercial and Industrial	1,003	8	1,005	9
Total	$6,908	$18	$6,918	$22

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
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Portfolio Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Real estate:
Residential	$411,957	$8,245	$2,496	$—	$422,698
Commercial	361,474	10,243	1,255	—	372,972
Construction	220,086	1,112	6,464	—	227,662
Commercial and Industrial	121,707	10,965	2,217	—	134,889
Credit card	84,964	—	—	—	84,964
Other consumer	2,268	—	—	—	2,268
Portfolio loans receivable, gross	$1,202,456	$30,565	$12,432	$—	$1,245,453

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial and Industrial	145,178	4,505	1,426	—	151,109
Credit card	46,412	—	—	—	46,412
Other consumer	1,285	—	—	—	1,285
Portfolio loans receivable, gross	$1,157,551	$10,850	$5,124	$—	$1,173,525
________________________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass/watch, in addition to credit cards and consumer credits that are not graded.

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after confirmation of the borrower’s sustained repayment performance for a reasonable period, generally six months.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Modifications such as payment deferrals through September 30, 2020 have been short term in nature and are included in the population of loans deferred and have not impacted TDRs. The status of TDRs is as follows:

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
September 30, 2020		Performing	Nonperforming	Total
Real estate:
Residential	3	$—	$145	$145
Commercial and Industrial	2	—	301	301
Total	5	$—	$446	$446

Acquired loans included in total above	3	$—	$145	$145

December 31, 2019
Real estate:
Residential	3	$—	$145	$145
Commercial and Industrial	2	—	314	314
Total	5	$—	$459	$459

Acquired loans included in total above	3	$—	$145	$145

There were no new TDRs in the nine months ended September 30, 2020. The Company had no defaulted TDR loans over the last twelve months.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	September 30, 2020	December 31, 2019
Unused lines of credit
Real Estate:
Residential	$10,360	$13,754
Residential - Home Equity	29,838	26,407
Commercial	17,069	31,411
Construction	116,714	114,999
Commercial and Industrial	46,537	36,442
Secured credit card	95,854	37,517
Personal	634	43
Total	$317,006	$260,573

Commitments to originate residential loans held for sale	$9,823	$2,646

Letters of credit	$5,102	$5,305

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

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at beginning of period	$1,271	$1,146	$1,226	$1,053
Provision for off balance sheet credit commitments	188	45	233	138
Balance at end of period	$1,459	$1,191	$1,459	$1,191
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
The Company maintains an estimated reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at beginning of period	$823	$527	$575	$501
Provision for mortgage loan put backs	213	61	475	128
Charge-offs	—	(48)	(14)	(89)
Balance at end of period	$1,036	$540	$1,036	$540

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	September 30, 2020	December 31, 2019
Notional amount of open forward sales agreements	$66,000	$61,000
Fair value of open forward delivery sales agreements	(278)	(125)
Notional amount of open mandatory delivery commitments	8,899	22,888
Fair value of open mandatory delivery commitments	158	115
Notional amount of interest rate lock commitments	42,906	32,365
Fair value of interest rate lock commitments	267	122

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. The Company leases five of its full service branches and five other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been been designated as operating leases. The Company does not have leases designated as finance leases.
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.23% at September 30, 2020 and 2.24% at December 31, 2019. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of September 30, 2020, the Company’s lease ROU assets and related lease liabilities were $3.5 million and $3.8 million, respectively, compared to December 31, 2019 balances of $3.9 million of ROU assets and $4.3 million of lease liabilities, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of September 30, 2020, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	September 30, 2020	December 31, 2019
Lease Right of Use Asset:
Lease asset	$5,462	$5,158
Less: Accumulated amortization	(1,974)	(1,238)
Net lease asset	$3,488	$3,920

Lease Liability:
Lease liability	$3,837	$4,291

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases (continued)

Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	September 30, 2020
Amounts due in:
2020	$361
2021	1,408
2022	1,023
2023	777
2024	420
Total future lease payments	3,989
Discount of cash flows	(152)
Present value of net future lease payments	$3,837

Note 8 - Fair Value
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 as follows:

Fair Value of Financial Instruments
(in thousands)
September 30, 2020	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
Municipal	$544	—	$544	—
Corporate	4,270	—	4,270	—
Mortgage-backed securities	49,178	—	49,178	—
Total	$53,992	$—	$53,992	$—
Loans held for sale	$137,717	$—	$137,717	$—
Derivative assets	$425	$—	$425	$—
Derivative liabilities	$278	$—	$278	$—

December 31, 2019
Investment securities available for sale
U.S. government-sponsored enterprises	$999	$—	$999	$—
Municipal	528	—	528	—
Corporate	2,565	—	2,565	—
Mortgage-backed securities	56,736	—	56,736	—
Total	$60,828	$—	$60,828	$—
Loans held for sale	$71,030	$—	$71,030	$—
Derivative assets	$237	$—	$237	$—
Derivative liabilities	$125	$—	$125	$—

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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	September 30, 2020	December 31, 2019
Aggregate fair value	$137,717	$71,030
Contractual principal	127,934	67,118
Difference	$9,783	$3,912

The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2020 and December 31, 2019, the fair values consist of loan balances of $11.0 million and $4.1 million, with specific reserves of $574 thousand and $119 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	September 30, 2020	December 31, 2019
Impaired loans
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	10,377	3,980
Total	$10,377	$3,980

Foreclosed real estate
Level 1 inputs	$—	$—
Level 2 inputs	—	—
Level 3 inputs	3,326	2,384
Total	$3,326	$2,384

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2020 and December 31, 2019:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$20,138	$20,138	$10,530	$10,530
Interest bearing deposits at other financial institutions	179,789	179,789	102,447	102,447
Federal funds sold	5,590	5,590	1,847	1,847
Level 3
Loans receivable, net (1)	$1,455,946	$1,467,771	$1,157,820	$1,155,922
Restricted investments	3,958	3,958	3,966	3,966

Financial liabilities
Level 1
Noninterest bearing deposits	$596,239	$596,239	$291,777	$291,777
Level 3
Interest bearing deposits	$1,065,972	$1,072,067	$933,644	$934,349
FHLB advances and other borrowed funds	39,738	39,663	47,645	47,678
________________________

(1)	Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent product line divisions and are viewed separately for strategic planning purposes by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at September 30, 2020.

Segments

For the Three Months Ended September 30, 2020
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$16,695	$856	$7,070	$607	$(39)	$25,189
Interest expense	2,214	565	—	410	(39)	3,150
Net interest income	14,481	291	7,070	197	—	22,039
Provision for loan losses	3,123	—	377	—	—	3,500
Net interest income after provision	11,358	291	6,693	197	—	18,539
Noninterest income	164	15,209	5,773	—	—	21,146
Noninterest expense	9,148	8,912	9,974	85	—	28,119
Net income before taxes	$2,374	$6,588	$2,492	$112	$—	$11,566

Total assets	$1,611,947	$138,781	$95,124	$172,269	$(139,092)	$1,879,029

For the Three Months Ended September 30, 2019
Interest income	$15,878	$896	$5,180	$400	$—	$22,354
Interest expense	3,888	277	—	5	—	4,170
Net interest income	11,990	619	5,180	395	—	18,184
Provision for loan losses	882	—	189	—	—	1,071
Net interest income after provision	11,108	619	4,991	395	—	17,113
Noninterest income	228	4,933	2,059	1	—	7,221
Noninterest expense	7,859	4,411	5,564	394	—	18,228
Net income before taxes	$3,477	$1,141	$1,486	$2	$—	$6,106

Total assets	$1,157,332	$70,110	$46,694	$148,016	$(110,745)	$1,311,406

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments (continued)

Segments

For the Nine Months Ended September 30, 2020
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$49,147	$1,912	$16,151	$1,817	$(94)	$68,933
Interest expense	8,536	1,161	—	980	(94)	10,583
Net interest income	40,611	751	16,151	837	—	58,350
Provision for loan losses	8,399	—	810	—	—	9,209
Net interest income after provision	32,212	751	15,341	837	—	49,141
Noninterest income	574	30,356	10,694	2	—	41,626
Noninterest expense	26,039	19,634	22,700	292	—	68,665
Net income before taxes	$6,747	$11,473	$3,335	$547	$—	$22,102

Total assets	$1,611,947	$138,781	$95,124	$172,269	$(139,092)	$1,879,029

For the Nine Months Ended September 30, 2019
Interest income	$44,641	$1,928	$13,362	$1,031	—	$60,961
Interest expense	10,781	520	—	202	—	11,502
Net interest income	33,860	1,408	13,362	829	—	49,459
Provision for loan losses	1,283	—	536	50	—	1,869
Net interest income after provision	32,577	1,408	12,826	779	—	47,590
Noninterest income	573	11,142	5,521	4	—	17,240
Noninterest expense	22,271	10,472	14,799	1,226	—	48,768
Net income before taxes	$10,879	$2,078	$3,548	$(443)	$—	$16,062

Total assets	$1,157,332	$70,110	$46,694	$148,016	$(110,745)	$1,311,406

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
Our Commercial Banking division accounts for the majority of the Bank’s total assets. Our commercial bankers provide quality service, customized solutions and tailored advice to commercial clients in our operating markets.
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

COVID-19 Pandemic
The recent outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. In early March 2020, the Company began preparing for potential disruptions and government limitations on activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Currently, a significant portion of our workforce is working remotely without materially impacting our productivity while continuing to provide a high level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. Currently, three of the Company’s branches are open and two remain temporarily closed. We have enhanced awareness of digital banking offerings and limited the number of customers in the branch and have taken steps to comply with various government directives regarding “social distancing,” as well as enhanced cleaning and disinfecting of all surface areas to protect our clients and employees.
Small Business Administration’s Paycheck Protection Program
We were able to quickly establish our process for participating in the Small Business Administration’s Paycheck Protection Program (“SBA-PPP”) that enabled our clients to utilize this valuable resource. SBA-PPP loans are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are 100% guaranteed by the SBA and, under certain circumstances, forgiveness of the loan, by the SBA, is granted to the borrower. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. SBA-PPP loans do not require any collateral or personal guarantees. Through September 30, 2020, approximately $238.7 million SBA-PPP loans have been originated in the first and second rounds of the program. These efforts have allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We monitor the credit quality of the loan portfolio and we monitor line of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.
Short-term Modifications for Borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing loan modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. Loans on which we deferred payments on a short-term basis for commercial and consumer loans were $144.0 million at June 30, 2020 and have decreased to $30.3 million or approximately 2.05% of loans receivable as of September 30, 2020.

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
Capital
As of September 30, 2020, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may deteriorate in future periods due to the impact of the pandemic.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
	2020	2019	% Change
(in thousands)
Interest income	$25,189	$22,354	12.7%
Interest expense	3,150	4,170	(24.5)%
Net interest income	22,039	18,184	21.2%
Provision for loan losses	3,500	1,071	226.8%
Net interest income after provision	18,539	17,113	8.3%
Noninterest income	21,146	7,221	192.8%
Noninterest expenses	28,119	18,228	54.3%
Net income before income taxes	11,566	6,106	89.4%
Income tax expense	3,128	1,625	92.5%
Net income	$8,438	$4,481	88.3%
Net income for the three months ended September 30, 2020 increased 88.3 percent to $8.4 million from $4.5 million for the three months ended September 30, 2019. The increase was primarily the result of higher levels of interest income and mortgage banking revenue (included in noninterest income), and a decrease in interest expense. These improvements were partially offset by an increase in the loan loss provision of $3.5 million in the current quarter, which was the result of macro-economic deterioration from the COVID-19 worldwide pandemic. Noninterest expense was $28.1 million for the three months ended September 30, 2020, compared to $18.2 million for the three months ended September 30, 2019, an increase of $9.9 million, or 54.3%. The increase was primarily driven by a $3.4 million, or 36.5%, increase in salaries and benefits period over period. In addition, there was an increase of $3.7 million in data processing expenses, resulting from the increase in credit cards and in the number of loan and deposits accounts as compared to the three months ended September 30, 2019.

	Nine Months Ended September 30,
	2020	2019	% Change
(in thousands)
Interest income	$68,933	$60,961	13.1%
Interest expense	10,583	11,502	(8.0)%
Net interest income	58,350	49,459	18.0%
Provision for loan losses	9,209	1,869	392.7%
Net interest income after provision	49,141	47,590	3.3%
Noninterest income	41,626	17,240	141.5%
Noninterest expenses	68,665	48,768	40.8%
Net income before income taxes	22,102	16,062	37.6%
Income tax expense	5,968	4,239	40.8%
Net income	$16,134	$11,823	36.5%
Net income for the nine months ended September 30, 2020 was $16.1 million, an increase of approximately $4.3 million, or 36.5%, from net income for the nine months ended September 30, 2019 of $11.8 million. The increase in earnings was attributable to higher levels of both net interest income and noninterest income. Improved net interest income was primarily due to an increase in interest income resulting from higher levels of earning assets during the period and a decrease in interest expense. The increase in noninterest income was partially offset by higher noninterest expenses and an increased provision for loan losses of $9.2 million. Noninterest income increased $24.4 million over the prior comparable period primarily due to increased mortgage banking revenue of $17.5 million and credit card fees of $5.2 million. Noninterest expense increased primarily due to increases in salaries and benefits of $8.2 million, or 34.08%, data processing of $6.4 million, or 57.4%, and loan processing of $1.2 million. These increases are attributed to significant growth in mortgage originations and secured credit cards during the nine months ended

September 30, 2020.
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
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Washington, D.C. and Baltimore, Maryland metropolitan areas, as well as developments affecting the real estate, technology, government services, hospitality and tourism and financial services sectors within our target markets and throughout the Washington, D.C. and Baltimore, Maryland metropolitan areas. Our ability to respond to changes in these factors by using effective asset-liability management techniques will affect the stability of our net interest income and net interest margin.

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
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$119,279	$29	0.10%	$35,723	$164	1.83%
Federal funds sold	3,980	—	0.01%	1,325	7	2.12%
Investment securities	54,989	273	1.97%	38,389	215	2.22%
Restricted investments	4,007	51	5.04%	5,629	68	4.77%
Loans held for sale	112,890	856	3.02%	56,301	896	6.31%
SBA-PPP loans receivable	235,160	1,470	2.49%	—	—	—%
Portfolio loans receivable(2)	1,218,589	22,510	7.35%	1,099,191	21,004	7.58%
Total interest earning assets	1,748,894	25,189	5.73%	1,236,558	22,354	7.17%
Noninterest earning assets	22,768			15,908
Total assets	$1,771,662			$1,252,466

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$218,415	156	0.28%	$116,820	191	0.65%
Savings	5,126	1	0.05%	3,913	3	0.35%
Money market accounts	532,973	1,186	0.89%	339,751	1,484	1.73%
Time deposits	267,970	1,291	1.92%	286,605	1,771	2.45%
Borrowed funds	41,069	516	5.00%	89,746	721	3.19%
Total interest bearing liabilities	1,065,553	3,150	1.18%	836,835	4,170	1.98%
Noninterest bearing liabilities:
Noninterest bearing liabilities	22,702			17,163
Noninterest bearing deposits	539,220			271,851
Stockholders’ equity	144,187			126,617
Total liabilities and stockholders’ equity	$1,771,662			$1,252,466

Net interest spread			4.55%			5.19%
Net interest income		$22,039			$18,184
Net interest margin (3)			5.01%			5.83%
_______________

(1)	Annualized.

(2)	Includes nonaccrual loans.

(3)	For the three months ended September 30, 2019 and 2020, SBA-PPP loans and credit card loans collectively accounted for 117 and 146 basis points of the reported net interest margin, respectively.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Compared to the			Compared to the
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest bearing deposits	$(227)	$92	$(135)	$(376)	$165	$(211)
Federal funds sold	(14)	7	(7)	17	(42)	(25)
Investment securities	78	(20)	58	252	(30)	222
Restricted stock	(21)	4	(17)	(9)	23	14
Loans held for sale	(83)	43	(40)	(35)	16	(19)
SBA-PPP loans receivable	1,470	—	1,470	2,482	—	2,482
Portfolio loans receivable	2,098	(592)	1,506	8,121	(2,612)	5,509
Total interest income	3,301	(466)	$2,835	10,452	(2,480)	7,972

Interest Expense:
Interest bearing demand accounts	(100)	65	(35)	229	(62)	167
Savings	2	(4)	(2)	4	(9)	(5)
Money market accounts	(2,111)	1,813	(298)	(165)	115	(50)
Time deposits	(110)	(370)	(480)	(171)	(627)	(798)
Borrowed funds	4,387	(4,592)	(205)	(618)	385	(233)
Total interest expense	2,068	(3,088)	(1,020)	(721)	(198)	(919)
Net interest income	$1,233	$2,622	$3,855	$11,173	$(2,282)	$8,891

Net interest income increased by $3.9 million, or 21.2%, for the third quarter of 2020 compared to the third quarter of 2019 as average total interest earning assets increased from $1.2 billion to $1.7 billion. The increase in average interest earning assets was primarily driven by an increase in average portfolio loan balances of $119.4 million, or 10.9%, from an average of $1.1 billion for the quarter ended September 30, 2019 to $1.2 billion for the quarter ended September 30, 2020. Average interest earning assets were also boosted by the SBA-PPP loans which averaged $235.2 million above the prior year period. Reflective of the decreasing interest rate environment beginning in the third quarter of 2019 and the below market yield on the SBA-PPP loans, the annualized yield on interest earning assets decreased 144 basis points, from 7.17% for the three months ended September 30, 2019 to 5.73% for the three months ended September 30, 2020.
Average interest bearing liabilities increased by $228.7 million, or 27.3%, from $836.8 million for the third quarter of 2019 to $1.1 billion for the third quarter of 2020. The increase was due to growth of $277.4 million, or 37.1%, in the average balance of interest bearing deposits and a decrease in the average balance of borrowed funds of $48.7 million, or 54%. The annualized average interest rate paid on interest bearing liabilities decreased 80 basis points to 1.18% for the third quarter of 2020 from 1.98% for the third quarter of 2019. The average annualized interest rate on interest bearing deposits and borrowed funds decreased by 80 basis points. The decreases in the annualized average interest rates reflect interest rate decreases in 2019 and 2020.
The net interest margin decreased 82 basis points to 5.01% for the three months ended September 30, 2020, from 5.83% for the three months ended September 30, 2019. Excluding credit cards and SBA-PPP loans, the Company’s annualized net interest margin was 3.84% for the three months ended September 30,

2020, down 53 basis points from 4.37% for the three months ended September 30, 2019. The year over year net interest margin decrease of 82 basis points was primarily due to the decreasing rate environment. The Company’s net interest spread was 4.55% and 5.19% for the three months ended September 30, 2020 and 2019, respectively.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$98,661	$306	0.41%	$35,164	$518	1.97%
Federal funds sold	2,319	4	0.22%	1,685	28	2.23%
Investment securities	58,071	929	2.14%	42,281	707	2.24%
Restricted investments	4,025	174	5.78%	4,276	160	4.99%
Loans held for sale	77,878	1,909	3.27%	35,229	1,928	7.32%
SBA-PPP loans receivable	134,130	2,482	2.47%	—	—	—%
Portfolio loans receivable(2)	1,197,719	63,129	7.04%	1,041,364	57,620	7.40%
Total interest earning assets	1,572,803	68,933	5.85%	1,159,999	60,961	7.03%
Noninterest earning assets	21,779			15,115
Total assets	$1,594,582			$1,175,114

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$181,597	$555	0.41%	$97,325	$387	0.53%
Savings	4,686	4	0.13%	3,613	9	0.35%
Money market accounts	484,412	4,153	1.15%	330,086	4,203	1.70%
Time deposits	284,844	4,489	2.11%	294,693	5,288	2.40%
Borrowed funds	43,823	1,382	4.21%	59,816	1,615	3.61%
Total interest bearing liabilities	999,362	10,583	1.41%	785,533	11,502	1.96%
Noninterest bearing liabilities:
Noninterest bearing liabilities	21,401			14,971
Noninterest bearing deposits	433,381			252,353
Stockholders’ equity	140,438			122,257
Total liabilities and stockholders’ equity	$1,594,582			$1,175,114

Net interest spread			4.44%			5.07%
Net interest income		$58,350			$49,459
Net interest margin (3)			4.96%			5.70%
_______________

(1)	Annualized

(2)	Includes nonaccrual loans.

(3)	For the nine months ended September 30, 2019 and 2020, SBA-PPP loans and credit card loans collectively accounted for 104 and 135 basis points of the reported net interest margin, respectively.

For the nine months ended September 30, 2020, net interest income increased by $8.9 million, or 18.0%, from the nine months ended September 30, 2019 as average total interest earning assets increased from $1.2 billion to $1.6 billion. The increase in average interest earning assets was primarily driven by an increase in average portfolio loan balances of $156.4 million, or 15.0%, from an average balance of $1.0 billion to $1.2 billion for the same period. Reflective of the decreasing interest rate environment beginning in the third quarter of 2019 and the below market yield on the SBA-PPP loans, the annualized yield on interest earning assets decreased 118 basis points, from 7.03% for the nine months ended September 30, 2019 to 5.85% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, average interest bearing liabilities increased by $213.8 million, or 27.2%, from $785.5 million to $999.4 million period over period. The increase was due to growth of $229.8 million, or 31.7%, in the average balance of interest bearing deposits and a decrease in the average balance of borrowed funds of $16.0 million, or 26.7%. The annualized average interest rate paid on interest bearing liabilities decreased 55 basis points for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The average annualized interest rate on interest bearing deposits decreased by 156 basis points which was partially offset by an increase in the average annualized interest rate on borrowed funds of 60 basis points. The decreases in the annualized average interest rates reflect interest rate decreases in 2019 and 2020.
The net interest margin decreased 74 basis points to 4.96% for the nine months ended September 30, 2020, from 5.70% for the nine months ended September 30, 2019. Excluding credit cards and SBA-PPP loans, the annualized net interest margin was 3.92% for the nine months ended September 30, 2020, down 43 basis points from 4.35% for the nine months ended September 30, 2019. The year over year net interest margin decrease of 74 basis points resulted from the decreasing rate environment. Net interest spread was 4.44% and 5.07% for the nine months ended September 30, 2020 and 2019, respectively.
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
The provision for loan losses was $3.5 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. For the quarter ended September 30, 2020, uncertainty surrounding the deterioration of the macro-economic environment related to the COVID-19 pandemic resulted in a $3.5 million provision. Net charge-offs amounted to $163 thousand for the three months ended September 30, 2020, compared to $176 thousand for the three months ended September 30, 2019. The decrease in net charge-offs for the three months ended September 30, 2020 was primarily due to decreases in charge-offs of $8 thousand in residential real estate and $35 thousand in the credit card portfolio which was partially offset by an increase in charge-offs in the commercial and industrial portfolio of $31 thousand.
Uncertainty surrounding the deterioration of the macro-economic environment related to the COVID-19 pandemic resulted in provision for loan losses of $9.2 million for the nine months ended September 30, 2020 compared to $1.9 million for the pre-pandemic nine months ended September 30, 2019. Net charge-offs amounted to $494 thousand for the nine months ended September 30, 2020, compared to $369 thousand for the nine months ended September 30, 2019. The increase in net charge-offs for the nine months ended September 30, 2020 was primarily due to increases in charge-offs of $105 thousand in the credit card portfolio. Our allowance for loan losses as a percent of portfolio loans was 1.77% and 1.14% at September 30, 2020 and December 31, 2019, respectively.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$119	$146	(18.5)%	$378	$382	(1.0)%
Credit card fees	5,773	2,059	180.4%	10,694	5,521	93.7%
Mortgage banking revenue	14,359	4,900	193.0%	28,496	10,991	159.3%
Gain on sale of securities	—	—	—%	—	26	(100.0)%
Other fees and charges	895	116	671.6%	2,058	320	543.1%
Total noninterest income	$21,146	$7,221	192.8%	$41,626	$17,240	141.5%
Noninterest income increased $13.9 million, or 193%, to $21.1 million for the three months ended September 30, 2020 from $7.2 million for the three months ended September 30, 2019. The increase was primarily due to an increase in credit card fees of $3.7 million, or 180.4%, and mortgage banking revenue, which increased by $9.5 million, or 193%, during the third quarter of 2020 compared to the third quarter of 2019. Due to the overall lower interest rate environment accelerating refinances in the current year, purchase volume as a percentage of loan originations declined to 34% for the third quarter of 2020, compared to 44.0% for the third quarter of 2019. Proceeds from the sale of loans held for sale amounted to $423.1 million for the three months ended September 30, 2020 compared to $177.0 million for the three months ended September 30, 2019.
OpenSky® credit card issuances continued at higher levels, totaling 148 thousand for the three months ended September 30, 2020, compared to 31 thousand for the three months ended September 30, 2019. Credit card fees correspondingly increased $3.7 million to $5.8 million for the three months ended September 30, 2020 from $2.1 million for the three months ended September 30, 2019.
Noninterest income increased $24.4 million, or 141%, to $41.6 million for the nine months ended September 30, 2020 compared to $17.2 million for the nine months ended September 30, 2019. The increase was primarily due to credit card fees which increased $5.2 million, or 93.7%, and mortgage banking revenue, which increased by $17.5 million, or 159%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Purchase volume as a percentage of loan originations was 32.7% for the nine months ended September 30, 2020, compared to 62.1% for the nine months ended September 30, 2019. Proceeds from the sale of loans held for sale amounted to $888.5 million for the nine months ended September 30, 2020 compared to $368.0 million for the nine months ended September 30, 2019.
OpenSky® credit card fees increased $5.2 million to $10.7 million for the nine months ended September 30, 2020 from $5.5 million for the nine months ended September 30, 2019 primarily due to an increase in credit card accounts.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	12,609	9,238	36.5%	32,362	24,136	34.1%
Occupancy and equipment	1,328	1,111	19.5%	3,658	3,307	10.6%
Professional services	1,307	724	80.5%	2,971	1,952	52.2%
Data processing	7,880	4,193	87.9%	17,664	11,222	57.4%
Advertising	633	584	8.4%	1,875	1,557	20.4%
Loan processing	1,264	634	99.4%	2,451	1,279	91.6%
Foreclosed real estate expense, net	9	7	28.6%	137	57	140.4%
Other	3,089	1,737	77.8%	7,547	5,258	43.5%
Total noninterest expense	$28,119	$18,228	54.3%	$68,665	$48,768	40.8%
Noninterest expense amounted to $28.1 million for the three months ended September 30, 2020, an increase of $9.9 million, or 54.3%, compared to $18.2 million for the three months ended September 30, 2019. The increase was primarily due to increases in salaries and employee benefits, (which include commissions paid on mortgage originations), data processing expenses, loan processing and other expenses. Commissions paid on mortgage originations increased 94.5% from $1.9 million to $3.7 million, reflective of significantly higher levels of mortgage originations. The increase in salaries and benefits was also reflective of the organic growth of the Company and includes 13 new employees in the revenue producing teams of the commercial banking and mortgage banking divisions. In addition, there was an increase of $3.7 million in data processing expense reflecting the higher volume of open credit cards and higher loan and deposit balances during the period. Additionally, operating expenses increased $1.4 million due to increases in marketing and advertising, credit expenses, professional fees and FDIC insurance.
Noninterest expense amounted to $68.7 million for the nine months ended September 30, 2020, an increase of $19.9 million, or 40.8%, compared to $48.8 million for the nine months ended September 30, 2019. The increase was primarily due to increases in salaries and employee benefits, which include commissions paid on mortgage originations, professional services, data processing expenses, loan processing, and other expenses. Commissions paid on mortgage originations increased 87.2% from $4.0 million to $7.5 million, reflective of higher levels of mortgage originations. Another component of the increase in salary and employee benefits expense resulted from a 5.6% increase in employees to 250 at September 30, 2020, from 231 at September 30, 2019. The increase in employees is reflective of the organic growth of the Company and includes 13 new employees in the revenue producing teams of the commercial banking and mortgage banking divisions. In addition, there was an increase of $6.4 million in data processing expense reflecting the higher volume of open credit cards and higher loan and deposit balances during the period.
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
Income tax expense was $3.1 million for the three months ended September 30, 2020 compared to $1.6 million for the three months ended September 30, 2019. Our effective tax rates were approximately 27.0% and 26.6% for the 2020 and 2019 periods, respectively. For the nine months ended September 30, 2020, income tax expense was $6.0 million compared to $4.2 million for the nine months ended September 30, 2019, with effective tax rates of 27.0% and 26.4% for 2020 and 2019, respectively. The increases in income tax expense for both periods in 2020 relative to the comparable periods in 2019 were due to higher pre tax income.

Financial Condition
As of September 30, 2020, total assets increased $450.5 million from December 31, 2019 to approximately $1.9 billion. The increase was primarily attributable to the origination and funding of $238.7 million of SBA-PPP loans supplemented with strong organic deposit growth during the second and third quarters of 2020. Federal funds sold, loans receivable, interest bearing deposits at other financial institutions and loans held for sale increased. Premises and equipment and investment securities decreased over the period. Noninterest bearing deposits increased to $596.2 million at September 30, 2020 from $291.8 million at December 31, 2019 and interest bearing deposits increased to $1.1 billion from $933.6 million in the period. Stockholders’ equity increased $16.0 million, or 12.0%, to $149.4 million at September 30, 2020, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of September 30, 2020, interest bearing deposits at other financial institutions increased $77.4 million, or 75.5%, to $179.8 million from $102.4 million at December 31, 2019. The increase was primarily due to increased deposits from customer fiduciary deposit accounts.
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
Our investment portfolio decreased by 11.2%, or approximately $6.8 million, from $60.8 million at December 31, 2019, to $54.0 million at September 30, 2020 primarily as a result of $9.8 million of paydowns received on mortgage-backed securities, offset by an increased unrealized gain on securities of $2.5 million. Year to date calls and maturities totaled $1.3 million. To supplement interest income earned on our loan portfolio, we invest in mortgage-backed securities, government agency bonds, and high quality municipal and corporate bonds.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at September 30, 2020 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	More Than Five Years Through 10 Years		More Than 10 Years		Total
September 30, 2020	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
Municipal	$—	—%	$513	17.55%	$513	$544	17.55%
Corporate bonds	4,000	1.59%	260	—%	4,260	4,270	1.79%
Mortgage-backed securities	16,569	4.01%	30,175	0.91%	46,744	49,178	1.84%
Total	$20,569	3.54%	$30,948	1.18%	$51,517	$53,992	1.99%
Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consist of loans secured by real estate as well as commercial business loans, credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a very limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied commercial real estate loans, residential construction loans and commercial business and investment loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. To a lesser extent, our credit card portfolio supplements our traditional lending products with enhanced yields. Our lending activities are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF PORTFOLIO LOANS

	As of September 30, 2020		As of December 31, 2019
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$422,698	34%	$427,926	36%
Commercial	372,972	30%	348,091	30%
Construction	227,662	18%	198,702	17%
Commercial and Industrial	134,889	11%	151,109	13%
Credit card	84,964	7%	46,412	4%
Other consumer	2,268	—%	1,285	—%
Portfolio loans receivable, gross	1,245,453	100%	1,173,525	100%
Deferred origination fees, net	(840)		(2,404)
Portfolio loans, net of unearned income	1,244,613		1,171,121
Allowance for loan losses	(22,016)		(13,301)
Portfolio loans receivable, net	$1,222,597		$1,157,820

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at September 30, 2020:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of September 30, 2020
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$82,873	$163,625	$176,200	$422,698
Commercial	66,765	193,032	113,175	372,972
Construction	202,005	24,506	1,151	227,662
Commercial and Industrial	69,244	36,126	29,519	134,889
Credit card	84,964	—	—	84,964
Other consumer	1,862	243	163	2,268
Portfolio loans receivable, gross	$507,713	$417,532	$320,208	$1,245,453
Amounts with fixed rates	$148,552	$297,130	$73,373	$519,055
Amounts with floating rates	$359,161	$120,402	$246,835	$726,398
In addition to the portfolio loans shown above, SBA-PPP loans receivable, which totaled $238.7 million at September 30, 2020, mature in the 1-5 year time-frame and carry a fixed rate of interest.
Nonperforming Assets
Nonperforming loans increased to $11.5 million, or 0.92% of total portfolio loans, at September 30, 2020 compared to $4.7 million, or 0.40% of total portfolio loans, at December 31, 2019. The $6.8 million, or 143.2%, increase during the nine months ended September 30, 2020 was primarily due to an increase of $6.5 million in nonperforming construction loans. The increase was attributable to two past due construction loans related to a single relationship totaling $4.7 million and another loan for $1.4 million which is a single borrower relationship. We believe these three loans are well secured and no impairment is currently expected. Included in the nonperforming loans at September 30, 2020 are troubled debt restructurings of $446 thousand.
Foreclosed real estate increased to $3.3 million as of September 30, 2020 compared to $2.4 million as of December 31, 2019 due to the foreclosure of a residential loan.
Total nonperforming assets were $14.8 million at September 30, 2020 compared to $7.1 million at December 31, 2019, or 0.79% and 0.50% of corresponding total assets, respectively.
As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers will continue to encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings.

The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS(1)

(in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans
Real Estate:
Residential	$1,626	$2,192
Commercial	1,466	1,433
Construction	6,464	—
Commercial and Industrial	1,395	474
Accruing loans 90 or more days past due	529	620
Total nonperforming portfolio loans	11,480	4,719
Foreclosed real estate	3,326	2,384
Total nonperforming assets	$14,806	$7,103

Restructured loans - nonaccrual	$446	$459
Restructured loans - accruing	$—	$—
Ratio of nonperforming loans to portfolio loans	0.92%	0.40%
Ratio of nonperforming assets to total assets	0.79%	0.50%
_______________

(1)	Excludes SBA-PPP loans receivable, none of which were nonperforming.
The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
PORTFOLIO LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
September 30, 2020
Real estate:
Residential	$411,957	$8,245	$2,496	$—	$422,698
Commercial	361,474	10,243	1,255	—	372,972
Construction	220,086	1,112	6,464	—	227,662
Commercial and Industrial	121,707	10,965	2,217	—	134,889
Credit card	84,964	—	—	—	84,964
Other consumer	2,268	—	—	—	2,268
Portfolio loans receivable, gross	$1,202,456	$30,565	$12,432	$—	$1,245,453

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial and Industrial	145,178	4,505	1,426	—	151,109
Credit card	46,412	—	—	—	46,412
Other consumer	1,285	—	—	—	1,285
Portfolio loans receivable, gross	$1,157,551	$10,850	$5,124	$—	$1,173,525
_______________

(1)	Category includes loans graded exceptional, very good, good, satisfactory and pass / watch, in addition to credit cards and consumer credits that are not graded.

At September 30, 2020, the recorded investment in impaired loans was $11.0 million, of which $1.4 million required a specific reserve of $574 thousand. This compares to a recorded investment in impaired loans of $4.1 million at December 31, 2019, including $273 thousand which required a specific reserve of $119 thousand. The increase in impaired loans is largely attributed to two past due construction loans totaling $4.7 million related to a single relationship and another commercial relationship totaling $1.4 million. We believe these loans are well secured and no impairment is currently expected.
Impaired loans also include certain loans that have been modified as TDRs. The Company had five loans amounting to $446 thousand at September 30, 2020, and five loans totaling $459 thousand at December 31, 2019 that were considered to be TDRs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
(in thousands)
Allowance for loan losses at beginning of period	$13,301	$11,308
Charge-offs:
Residential	—	(40)
Commercial and Industrial	(111)	(331)
Credit card	(408)	(461)
Total charge-offs	(519)	(832)

Recoveries:
Real estate:
Commercial	—	13
Commercial and Industrial	—	2
Credit card	25	19
Total recoveries	25	34
Net charge-offs	(494)	(798)
Provision for loan losses	9,209	2,791
Allowance for loan losses at period end	$22,016	$13,301

Portfolio loans outstanding, net of unearned income	$1,244,613	$1,171,121
Average portfolio loans outstanding, net of unearned income	$1,197,719	$1,064,421

Allowance for loan losses to period end portfolio loans	1.77%	1.14%
Annualized net charge-offs to average portfolio loans	0.06%	0.10%

Our allowance for loan losses at September 30, 2020 and December 31, 2019 was $22.0 million, or 1.77% of portfolio loans, and $13.3 million, or 1.14% of portfolio loans, respectively. The increase in the allowance was the result of a $9.2 million provision for loan losses during the nine months ended September 30, 2020 due to the uncertain economic impact of COVID-19. The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were not assigned a reserve in the allowance for loan losses. The allowance for loan losses at September 30, 2020 included specific reserves of $574 thousand established for impaired loans. Charge-offs for the nine months ended September 30, 2020 were $519 thousand and were partially offset by recoveries of $25 thousand. The allowance for loan losses at December 31, 2019 included specific reserves of $119 thousand established for impaired loans. Charge-offs for the year ended December 31, 2019 were $832 thousand, and were partially offset by recoveries of $34 thousand. The charge-offs for the first nine months ended September 30, 2020 and for the year ended December 31, 2019 were primarily due to credit card charge-offs.
Although we believe that we have established the allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.
The following table shows the allocation of the allowance for loan losses among loan categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2020		December 31, 2019
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$6,981	32%	$4,135	31%
Commercial	6,390	29%	3,572	27%
Construction	4,489	20%	2,668	20%
Commercial and Industrial	2,329	11%	1,548	12%
Credit card	1,795	8%	1,368	10%
Other consumer	32	—%	10	—%
Total allowance for loan losses	$22,016	100%	$13,301	100%
_______________
(1)Loan category as a percentage of total portfolio loans.
Beginning in the first quarter of 2020, the COVID-19 pandemic impacted the U.S. economy. Management is actively monitoring the loan portfolio for industry concentrations that we believe are most likely to be impacted by the pandemic. While the Company has negligible exposure to the energy sector, shared national credits or leveraged lending, the Bank does have exposures to affected industries such as, for example, hospitality, food service and retail business. The duration and severity of the pandemic will likely result in future credit challenges in these and other business sectors.
Management has been working with customers on payment deferrals to assist companies manage through the pandemic. The following table shows the allocation of deferred loans related to COVID-19:

Loan Modifications (1)
	September 30, 2020			June 30, 2020
(dollars in millions)	Deferred Loans			Deferred Loans
Sector	Total Loans Outstanding	Balance	# of Loans Deferred	Total Loans Outstanding	Balance	# of Loans Deferred
Accommodation & Food Services	$86.4	$11.2	14	$83.9	$42.6	36
Real Estate and Rental Leasing	503.1	9.3	16	527.9	45.6	67
Other Services Including Private Households	273.9	5.6	11	193.8	17.3	36
Educational Services	20.5	—	—	20.4	9.8	6
Construction	246.0	0.3	1	220.4	4.2	6
Professional, Scientific, and Technical Services	87.3	1.1	2	88.4	5.0	11
Arts, Entertainment & Recreation	30.4	1.4	2	14.9	5.0	9
Retail Trade	24.5	—	—	25.5	3.0	8
Healthcare & Social Assistance	78.0	0.9	1	77.2	4.7	11
Wholesale Trade	2.6	—	—	13.0	0.9	1
All other (1)	125.3	0.5	2	175.7	5.9	13
Total	$1,478.0	$30.3	49	$1,441.1	$144.0	204
_______________
(1)Excludes modifications and deferrals made for our OpenSky secured card customers.

Outstanding deferred loans decreased $113.7 million, or 79% from June 30, 2020 to September 30, 2020. Loans that have been removed from deferred status have returned to original payment terms.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of noninterest bearing deposits and accounted for $176.7 million, or 30%, of our total noninterest bearing deposit balances as of September 30, 2020, an increase of $99.0 million from the first nine months of 2019. At September 30, 2020, noninterest bearing deposits amounted to $596.2 million, an increase of $304.5 million, or 104.3%, compared to the level at December 31, 2019 due in large part to an increase of $137.5 million in fiduciary accounts and the above noted increase in deposits generated by our OpenSky secured credit card program. Opportunistically, we supplement our deposits with wholesale funding sources such as brokered deposits.
Interest bearing deposits increased $132.3 million, or 14.2%, from December 31, 2019 to September 30, 2020 and included increases in interest bearing demand and money market accounts, offset by a reduction in certificates of deposits. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including noninterest bearing deposits. During the period, certificates of deposit decreased $62.7 million, or 19.2%, with brokered deposits representing a majority of that decrease. Interest bearing demand and money market accounts increased $94.0 million, or 54.0% and $78.4 million, or 18.3% from December 31, 2019 to September 30, 2020, respectively.
The average rate paid on interest bearing deposits decreased 51 basis points from 1.80% for the year ended December 31, 2019 to 1.29% for the nine months ended September 30, 2020. Rates paid on certificates of deposit decreased 27 basis points over the same period. The decrease in the average rates reflects decreases in market interest rates which began in the third quarter of 2019.

The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Nine Months Ended September 30, 2020		For the Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest bearing demand accounts	$181,597	0.41%	$109,977	0.61%
Money market accounts	484,412	1.15%	344,272	1.69%
Savings accounts	4,686	0.13%	3,597	0.36%
Certificates of deposit	284,844	2.11%	302,149	2.38%
Total interest bearing deposits	955,539	1.29%	759,995	1.80%
Noninterest bearing demand accounts	433,381		260,726
Total deposits	$1,388,920	0.88%	$1,020,721	1.34%
The following table presents the maturities of our certificates of deposit as of September 30, 2020.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$40,130	$51,324	$105,983	$115,043	$312,480
Less than $100,000	6,112	4,745	14,758	3,339	28,954
Total	$46,242	$56,069	$120,741	$118,382	$341,434
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2020, approximately $207.0 million in real estate loans and $48.2 million in investment securities were pledged as collateral to the FHLB supporting a $447.4 million line of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2020, we had $22.2 million in outstanding advances and our available borrowing capacity at the FHLB was $233.0 million at September 30, 2020. The $10.0 million decrease compared to $32.2 million of outstanding advances at December 31, 2019 resulted from principal paydowns on our long term FHLB advance.

The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
(in thousands)
Amount outstanding at period-end	$22,222	$32,222
Weighted average interest rate at period-end	2.40%	2.40%
Maximum month-end balance during the period	$31,111	$72,778
Average balance outstanding during the period	$27,232	$43,472
Weighted average interest rate during the period	2.42%	2.47%
The Company has also issued junior subordinated debentures and other subordinated notes. At September 30, 2020, these other borrowings amounted to $17.5 million.
At September 30, 2020, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 24, 2015, the Company issued $13.5 million in aggregate principal amount of subordinated notes with a maturity date of December 1, 2025. The notes may be redeemed prior to the maturity date under certain circumstances. The notes bear interest at 6.95% for the first five years, then adjust to the three-month LIBOR plus 5.33%.
The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $15.6 million as of September 30, 2020. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2020. The Bank has $2.0 million in borrowings under the Payroll Protection Program Liquidity Facility (“PPPLF”) whereby The Federal Reserve Bank of Richmond accepts SBA-PPP loans pledged as collateral and provides funding to the Bank at 0.35% for the term of the SBA-PPP loans which is generally 24 months.
The Company also has available lines of credit of $76.0 million with other correspondent banks at September 30, 2020, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits. These lines were not utilized at September 30, 2020.

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
As of September 30, 2020, we had $233.0 million of available borrowing capacity from the FHLB, $15.6 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. In addition, as a participant in the PPPLF, the Bank has funding available at the Federal Reserve Bank of Richmond upon the pledging of the SBA-PPP loans. SBA-PPP loans available for pledging amounted to $2.0 million at September 30, 2020. The funding facility is available to be drawn upon through December 31, 2020 at a rate of 0.35% for the corresponding term of the underlying SBA-PPP loan collateral. Cash and cash equivalents were $205.5 million at September 30, 2020 and $114.8 million at December 31, 2019. We believe our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $16.0 million at September 30, 2020 compared to December 31, 2019. Net income for the nine months ended September 30, 2020 increased retained earnings by $16.1 million. Stock options exercised, shares issued as compensation, and stock-based compensation increased common stock and additional paid-in capital aggregately by $1.7 million. In addition to these increases, the change in net unrealized gains on available for sale securities of $1.8 million supplemented stockholders’ equity. As part of the Company’s stock repurchase program, shares repurchased and retired for the nine months ended September 30, 2020 totaled 254,834 shares at a weighted average price of $10.84, for a total cost of $2.8 million, including commissions.
The Company uses several indicators of capital strength. The most commonly used measure is the Common Equity Tier 1 (“CET1”) capital ratio (common equity tier 1 capital divided by risk weighted assets), which was 11.48% at September 30, 2020 and 11.10% at December 31, 2019. The Company has above-average levels of capital and has taken steps to navigate COVID-19 related disruptions, including taking higher levels than normal of loan loss provisions and maintaining higher than normal levels of liquidity on the balance sheet.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and common equity tier 1 capital ratios for the three and nine months ended September 30, 2020 and for the year ended December 31, 2019.

	For the Three Months Ended	For the Nine Months Ended	For the Year Ended
	September 30, 2020	September 30, 2020	December 31, 2019
Return on Average Assets(1)	1.89%	1.35%	1.38%
Return on Average Equity(1)	23.28%	15.35%	13.66%
Common Equity Tier 1 Capital	11.48%	11.48%	10.73%
_______________
(1)These ratios are annualized for the three and nine months ended September 30, 2020.
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
As of September 30, 2020, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company(as if applicable to the Company) and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum capital adequacy		To be well capitalized
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$149,644	8.63%	$69,360	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	149,644	12.93%	98,407	8.50%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	147,582	12.75%	81,041	7.00%	N/A	N/A
Total capital ratio (to risk-weighted assets)	177,727	15.35%	121,561	10.50%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$129,051	7.44%	$69,360	4.00%	$86,700	5.00%
Tier 1 capital (to risk-weighted assets)	129,051	11.48%	95,525	8.50%	89,906	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	129,051	11.48%	78,668	7.00%	73,049	6.50%
Total capital ratio (to risk-weighted assets)	143,215	12.74%	118,001	10.50%	112,382	10.00%

December 31, 2019
The Company
Tier 1 leverage ratio (to average assets)	135,380	9.96%	54,397	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	135,380	12.31%	66,011	6.00%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	133,318	12.12%	49,508	4.50%	N/A	N/A
Total capital ratio (to risk-weighted assets)	149,142	13.56%	88,015	8.00%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	114,613	8.65%	53,005	4.00%	66,256	5.00%
Tier 1 capital (to risk-weighted assets)	114,613	10.73%	64,093	6.00%	85,458	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	114,613	10.73%	48,070	4.50%	69,435	6.50%
Total capital ratio (to risk-weighted assets)	127,976	11.98%	85,458	8.00%	106,822	10.00%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2020.
CONTRACTUAL OBLIGATIONS

	As of September 30, 2020
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$13,333	$8,889	$—	$—	$22,222
Certificates of deposit $100,000 or more	197,437	114,813	230	—	312,480
Certificates of deposit less than $100,000	25,615	3,060	279	—	28,954
FRB Borrowings	—	1,954	—	—	1,954
Lease payments	361	3,208	420	—	3,989
Subordinated debt	—	—	—	15,562	15,562
Total	$236,746	$131,924	$929	$15,562	$385,161
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
CREDIT EXTENSION COMMITMENTS

	As of September 30, 2020	As of December 31, 2019
(in thousands)
Unfunded lines of credit	$317,006	$260,573
Commitments to originate residential loans held for sale	9,823	2,646
Letters of credit	5,102	5,305
Total credit extension commitments	$331,931	$268,524
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
We enter into forward commitments for the delivery of mortgage loans in our current pipeline. Interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitments to fund the loans. These commitments to fund mortgage loans to be sold into the secondary market, along with the interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are considered derivatives.

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
Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by our board of directors. The committee formulates strategies based on perceived levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest bearing liabilities and an interest rate shock simulation model.
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

INTEREST SENSITIVITY GAP

September 30, 2020	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$773,614	$85,290	$321,659	1,180,563	$435,116	1,615,679
Securities	906	—	—	906	53,086	53,992
Interest bearing deposits at other financial institutions	179,789	—	—	179,789	—	179,789
Federal funds sold	5,590	—	—	5,590	—	5,590
Total earning assets	$959,899	$85,290	$321,659	$1,366,848	$488,202	$1,855,050

Liabilities
Interest bearing liabilities
Interest bearing deposits	$724,538	$—	$—	$724,538	$—	$724,538
Time deposits	22,160	24,082	176,810	223,052	118,382	341,434
Total interest bearing deposits	746,698	24,082	176,810	947,590	118,382	1,065,972
FHLB Advances	3,021	2,140	9,736	14,897	7,325	22,222
Other borrowed funds	—	—	—	—	17,516	17,516
Total interest bearing liabilities	$749,719	$26,222	$186,546	$962,487	$143,223	$1,105,710

Period gap	$210,180	$59,068	$135,113	$404,361	$344,979	$749,340
Cumulative gap	$210,180	$269,248	$404,361	$404,361	$749,340
Ratio of cumulative gap to total earning assets	11.33%	14.51%	21.80%	21.80%	40.39%
_______________

(1)	Includes loans held for sale and loans made under the SBA-PPP loan program.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2020:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2020	(3.5)%	(1.4)%	0.0%	0.4%	1.4%	2.8%
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
The following table illustrates the results of our EVE analysis as of September 30, 2020.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2020	7.1%	2.0%	0.0%	9.5%	15.9%	20.3%

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
Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2019, the Company announced a stock repurchase program. The program enables the Company to repurchase up to $5.0 million of its outstanding common stock, and expires on December 31, 2020. During the year ended December 31, 2019 and the nine months ended September 30, 2020, the Corporation repurchased shares under the stock repurchase program, as reflected in the following table.

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Through December 31, 2019	28,480	$13.00	28,480	$4,629,646
For the three months ended March 31, 2020	112,134	$11.41	112,134	3,349,806
For the three months ended June 30, 2020	1,500	$9.41	1,500	3,335,691
July 1, 2020 to July 31, 2020	—	$—	—	3,335,691
August 1, 2020 to August 31, 2020	25,000	$10.55	25,000	3,071,941
September 1, 2020 to September 30, 2020	116,200	$10.37	116,200	1,866,947
For the three months ended September 30, 2020	141,200	$10.40	141,200	1,866,947
For the nine months ended September 30, 2020	254,834	$10.84	254,834	1,866,947
Total	283,314		283,314

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAPITAL BANCORP, INC.
Registrant
Date: November 9, 2020        /s/ Ed Barry
Ed Barry
Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2020        /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

