Form 10-K
period 2020-12-31
Capital Bancorp Inc
filed 2021-03-15
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2020 was $114.9 million.
As of March 10, 2021, the Registrant had 13,759,116 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
COVID-19 Pandemic
•responsive actions related to the COVID-19 pandemic may adversely affect our business, financial condition, results of operations, liquidity, and cash flow. It is impossible to predict, with reliability, the extent of any such impact;
•public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have temporarily closed certain branches and other locations. Our results could be adversely impacted by these closures and other actions taken to contain the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be reliably predicted;
•our residential mortgage banking, consumer credit card and commercial businesses may be adversely affected by the effect of the COVID-19 pandemic and other circumstances;
•adequacy of reserves, including our allowance for loan losses, may be impacted by the effects of the COVID-19 pandemic and other circumstances;
•asset quality within the Company’s loan portfolio and the value of collateral securing our loans may deteriorate and be adversely impacted by the effects and duration of the COVID-19 pandemic and other circumstances;
•our allowance for loan losses may increase if borrowers experience financial difficulties and the net worth and liquidity of loan guarantors may decline, impairing their ability to honor their commitments to us, either or both of which will adversely affect our results of operations;

•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•liquidity risks associated with our business could be adversely affected by the COVID-19 pandemic and other circumstances;
•our ability to maintain important deposit customer relationships and our reputation could be impacted by the COVID-19 pandemic and other circumstances;
•the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals may be impacted by the COVID-19 pandemic and other circumstances;
•fluctuations in the fair value of our investment securities that are beyond our control could be impacted by the COVID-19 pandemic duration;
•potential exposure to fraud, negligence, computer theft and cyber-crime as an effect of the COVID-19 pandemic and other circumstances could increase;
•the adequacy of our risk management framework may be impacted by the COVID-19 pandemic as our cyber security risks are increased as the result of an increase in the number of employees working remotely;
General Economic Conditions
These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:
•economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business;
•the concentration of our business in the Washington, D.C. and Baltimore metropolitan areas and the effect of changes in the economic, political and environmental conditions on these markets;
•our ability to prudently manage our growth and execute our strategy;
•our plans to grow our commercial real estate and commercial business loan portfolios which may carry greater risks of non-payment or other unfavorable consequences;
•adequacy of reserves, including our allowance for loan losses;
•deterioration of our asset quality;
•risks associated with our residential mortgage banking business;
•risks associated with our OpenSky® credit card division, including compliance with applicable consumer finance and fraud prevention regulations;
•results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets;

•the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting;
•changes in the value of collateral securing our loans;
•our dependence on our management team and board of directors and changes in management and board composition;
•liquidity risks associated with our business;
•interest rate risk associated with our business, including sensitivity of our interest earning assets and interest bearing liabilities to interest rates, and the impact to our earnings from changes in interest rates;
•our ability to maintain important deposit customer relationships and our reputation;
•operational risks associated with our business;
•strategic acquisitions we may undertake to achieve our goals;
•the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;
•fluctuations in the fair value of our investment securities that are beyond our control;
•potential exposure to fraud, negligence, computer theft and cyber-crime;
•the adequacy of our risk management framework;
•our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions;
•our dependence upon outside third parties for the processing and handling of our records and data;
•our ability to adapt to technological change;
•our engagement in derivative transactions;
•volatility and direction of market interest rates;
•increased competition in the financial services industry, particularly from regional and national institutions;
•our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•the financial soundness of other financial institutions;
•further government intervention in the U.S. financial system;
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in Item 1A. Risk Factors.

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
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation established in 1998, operating primarily through our wholly owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington, D.C. and Baltimore metropolitan areas. We serve businesses, not-for-profit associations and entrepreneurs throughout the region. Capital Bank is headquartered in Rockville, Maryland and operates a branch-lite model through five commercial bank branches, four mortgage offices, one loan production office, a limited service branch, corporate offices and operations facilities located in key markets throughout our operating area. As of December 31, 2020, we had total assets of $1.9 billion, total loans held for investment of $1.3 billion, total deposits of $1.7 billion, and total stockholders’ equity of $159.3 million.
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
In addition to the three divisions of Capital Bank, Church Street Capital also operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards, but command a higher rate of return. Until recently, CSC typically sold participation interests in these loans to third parties (including to certain of the Company’s and Bank's directors), and retained exposure of as little as 10 percent. Beginning in 2019, CSC more typically retained 100% of the exposures. In all cases CSC had retained servicing of the loans, thereby maintaining a relationship with the customer. All participations sold to directors were sold on terms no less favorable than terms generally available to unaffiliated third parties. For additional information on participations sold to our directors, please see “Certain Relationships and Related Party Transactions—Loan Participations with the Bank.” At December 31, 2020, the net portfolio of retained loans for CSC amounted to approximately $4.6 million. All of these loans were originated in our operating markets in the Washington, D.C. and Baltimore metropolitan areas.
In addition to its subsidiaries discussed above, Capital Bank, N.A. and Church Street Capital, Capital Bancorp, Inc. owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Commercial Banking Division
As of December 31, 2020, our Commercial Banking division accounted for approximately 86.6%, or $1.6 billion, of Capital Bank’s total assets. The Commercial Banking division operates out of four full service banking locations which is in the Washington, D.C. Metropolitan Statistical Area (“MSA”) and its full service banking location in Columbia, Maryland in the Baltimore, Maryland MSA. Additionally, we have one loan production offices located in the Washington, D.C. and Baltimore metropolitan areas. Our Commercial Banking division’s commercial loan officers and commercial real estate loan officers provide commercial and industrial, or C&I, commercial real estate and construction lending solutions to business clients in Capital Bank’s operating markets.
Construction lending is a core competency of our Commercial Banking division. Construction loans have increased to $224.9 million as of December 31, 2020, compared to $198.7 million at December 31, 2019, a 13.2% increase. As a percent of total gross loans, construction loans have increased to 17.1% from 16.9% for the same period reported. Our construction loan portfolio provides Capital Bank with short duration and higher yield loans. Our construction lending is focused on commercial and residential construction projects within the Washington, D.C. and Baltimore-Columbia-Towson, Maryland metropolitan operating areas, with limited exposure to suburban subdivision tract development. Our construction lending team consists of long-term employees of Capital Bank who are responsible for sourcing and structuring all construction loans that are originated.
In addition to its loan officers, our Commercial Banking division currently has a team of business development officers concentrating on continuing to diversify Capital Bank’s funding sources away from wholesale funding and towards core deposit funding by focusing on core deposits and treasury management. These business development officers, in conjunction with our recently introduced incentive program based upon core deposit capture from lending customers, have successfully reduced Capital Bank’s net non-core funding dependence ratio from 17.4% at December 31, 2018 to 13.0% at December 31, 2020. We expect that our deposit gathering teams will continue to help decrease our wholesale funding dependence through improved low-cost core funding.
Capital Bank Home Loans Division
Capital Bank Home Loans(“CBHL”), formerly known as Church Street Mortgage, originates conventional and government-guaranteed residential mortgage loans on a national basis, for sale into the secondary market and in certain, limited circumstances for our loan portfolio. Loans sold into the secondary market are sold servicing released. Loans retained for our portfolio are generally adjustable rate mortgage loans on primary residences within Capital Bank’s operating markets to individuals who own businesses where Capital Bank may also pursue a commercial lending relationship and has a vested interest in maintaining full control of the lending relationship.

The following table presents, for the periods indicated, certain loan origination data for CBHL.

	Years Ended December 31,
(Dollars are in thousands)	2020	2019	2018	2017	2016
Mortgage Metrics:
Origination of loans held for sale	$1,308,912	$593,189	$337,122	$418,912	$853,674
Net proceeds of loans held for sale (1)	$1,272,788	$540,686	$344,940	$441,960	$844,464
Purchase volume as a % of originations	31.90%	51.89%	79.43%	52.50%	18.79%
Mortgage banking revenue	$40,649	$15,955	$9,477	$10,377	$15,373
Gain on sale as a % of loans sold	3.02%	2.95%	2.75%	2.01%	1.82%
_______________
(1) Net proceeds of loans held for sale is the origination of loans held for sale less mortgage banking revenue.
Historically, CBHL has relied heavily on refinance origination volume as opposed to purchase origination volume. In 2019, as a result of increases in the interest rate environment, purchase origination volume exceeded refinance origination volume. However, in 2020, market interest rates decreased and the Company experienced a 20.0% decline in purchase origination volume year over year. Purchase origination volume was 31.9% for the year ended December 31, 2020, compared to 51.9% for the year ended December 31, 2019.
Approximately 67.2% of CBHL loan originations by volume occur within Capital Bank’s operating markets in Maryland, Virginia and Washington, D.C. The remainder of originations are national in scope and occur primarily through a consumer direct channel utilizing consumer marketing, including through social media applications.
OpenSky® Secured Credit Card Division
The OpenSky® division provides secured credit cards (with a minimum initial deposit of $200 and maximum initial deposits of $3,000 per card and $5,000 per individual) on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. In order to obtain a credit card from us, the customer must select a credit line amount that they are willing to secure with a matching deposit amount. A deposit equal to the full credit limit of the card is made, using a debit card, check, wire or Western Union transfer, into a noninterest bearing demand account with the Bank. Once the account is opened, the deposit is required to be maintained throughout the life of the card. The customer’s funding of the deposit account is collateral and it is not a consideration in the credit card approval process, but is a prerequisite to activating the credit line. Credit card eligibility is based on identity and income verification. Once the customer’s deposit account has been funded, the credit line is activated and the collateral funds are generally available to absorb any losses on the account that may occur. As of December 31, 2020, approximately 13.5% of our credit card portfolio was delinquent by 30 days or more. Based on our prior experience, approximately 20% of our new secured credit cards will experience a charge-off within the first year of issuance primarily due to the relative inexperience of this under-banked population in effectively managing credit card debt.
Additionally, using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. OpenSky® secured credit cards have floating interest rates, which are beneficial in a rising rate environment, and we believe the OpenSky® secured credit card product may provide a counter-cyclical benefit as more people enter its target segment of credit rebuilders during an economic downturn. At December 31, 2020, we had $92.5 million of unused unsecured lines of credit and $5.7 million of outstanding unsecured credit card advances.

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
OpenSky® cards operate on a fully digital and mobile platform with all marketing and application procedures conducted through its website or mobile application. Given the secured nature of the cards, credit checks are not required at the time of application; however, as each customer’s account ages, we obtain credit scores to baseline their improvement as an input into any decision to extend unsecured credit in the future.
COVID-19 Pandemic
The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. In early March 2020, the Company began preparing for potential disruptions and government limitations on activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Currently, a significant portion of our workforce is working remotely without materially impacting our productivity while continuing to provide a high level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. Currently, three of the Company’s branches are open and two remain temporarily closed. We have enhanced awareness of digital banking offerings and limited the number of customers in the branch and have taken steps to comply with various government directives regarding “social distancing,” as well as enhanced cleaning and disinfecting of all surface areas to protect our clients and employees.
Small Business Administration’s Paycheck Protection Program
We were able to quickly establish our process for participating in the Small Business Administration’s Paycheck Protection Program (“SBA-PPP”) that enabled our clients to utilize this valuable resource. SBA- PPP loans are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are 100% guaranteed by the SBA and, under certain circumstances, forgiveness of the loan, by the SBA, is granted to the borrower. Forgiveness is based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. SBA-PPP loans do not require any collateral or personal guarantees. Through December 31, 2020, approximately $238.7 million of SBA-PPP loans have been originated in the first and second rounds of the program. These efforts have allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals.
Short-term Modifications for Borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing loan modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. Loans on which we deferred payments on a short-term basis for commercial and consumer loans were $30.5 million at December 31, 2020.
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
Deliver premium advice-based solutions that drive organic loan and core deposit growth with corresponding net interest margin
•Serve as financial partners to our customers, helping them to grow their businesses through advice-based financial solutions;
•Endeavor to provide comprehensive loan and deposit solutions to our customers that are tailored to their needs, leverage data, analytics, and financial technology to improve the customer experience;

•Scale our consumer fee based platforms by investing in fintech capabilities and digital marketing to deliver high impact products and services and differentiated customer experience;
•Capitalize on market dislocation from recent in-market acquisitions to continue to attract top sales talent, such as our Fiduciary Banking Team and the leader of our Business Banking group, and acquire new commercial banking relationships from local competitors; and
•Selectively add banking centers where sales teams have already proved an ability to capture market share and leverage customer relationships.
Leverage technology to improve the customer experience and loyalty and deliver operational efficiencies
•Use solution structuring and customized technology implementation as differentiators to add value to clients with complex needs and enhance our relationships within our existing customer base;
•Deploy technologies that better support our lending associates and simplify our processes;
•Maximize the potential of web-based and mobile banking applications to drive core funding while maintaining our branch-lite business model; and
•Enhance cross-selling capabilities among our OpenSky®, Capital Bank Home Loans and Commercial Banking division customers.
Increase scale in our consumer fee based platforms through delivery of high value products and services
•Utilize our customer acquisition system, Apollo, and leverage our investment in a new core processing system, together with our expertise in data, analytics and marketing, to deliver new products and services and grow our secured credit card business;
•Retain OpenSky® customers that “graduate” from our secured credit product through the limited use of partially unsecured credit products; and
•Expand our purchase-oriented mortgage loan sales both in-market and in adjacent markets through the hiring of high quality mortgage originators and continuing to improve on our direct to consumer marketing channels.
Pursue acquisitions opportunistically
•Seek strategic acquisitions in the Washington, D.C., Baltimore, Maryland, and surrounding metropolitan areas;
•Evaluate specialty finance company opportunities where we can add value through increasing interest and fee income and leveraging our management’s expertise and existing strategic assets; and
•Use our management’s and Board’s expertise to structure transactions that minimize the integration and execution risk for the Bank.
Summary Demographic and Other Market Data
According to the U.S. Census Bureau, the Washington, D.C. and Baltimore, Maryland, Metropolitan Statistical Areas (MSAs) include the four wealthiest counties in the United States, as well as five of the 10 wealthiest counties. Overall, the Washington, D.C. MSA ranks third out of the largest 25 MSAs (ranked by population) in income levels with a current median household income of approximately $107 thousand, which is approximately 62.1% higher than the national average. Additionally, the Washington, D.C. MSA is currently the sixth largest MSA in the United States with a total population of more than 6.3 million people (and when combined with the Baltimore, Maryland MSA, the Washington, D.C. and Baltimore metropolitan areas are home to a population of more than 9.2 million). We expect our strategies to benefit from the continued growth in population and high income of our market area’s residents.

State	Total Population 2020 (Actual)	Population Change 2010-2020	Projected Population Change 2019-2025	Median Household Income 2020	HH Income Change 2012-2020	Unemployment Rate (May 2020)
Washington D.C. MSA	6,346,402	12.60%	4.07%	$107,029	32.66%	8.9%
Baltimore, Maryland MSA	2,812,251	3.75	1.17	84,221	32.77	9.7
State of Maryland	6,076,498	5.25	1.85	87,818	30.77	9.7
District of Columbia	717,189	19.19	6.92	90,695	65.07	8.5
Counties of Operation (1)	2,548,906	8.90	2.70	356,348	24.87	25.4
United States	330,342,293	7.00	3.10	66,010	33.14	13.0
_______________
Source: S&P Global Market Intelligence, U.S. Bureau of Labor Statistics
(1)    Data consists of deposit-weighted average using county-level deposits.
According to the Bureau of Economic Analysis, the Washington, D.C. MSA has a large and diversified economy, with an annual gross domestic product of nearly $559.1 million. When combined with the Baltimore, Maryland MSA, the Washington, D.C. and Baltimore metropolitan areas in which we operate has a combined gross domestic product of more than $774.5 million, and this combined GDP has grown approximately 32% between 2010 and 2020. The Washington, D.C. MSA is a desirable market for a broad range of companies in a variety of industries, including 16 companies from the 2020 Fortune 500 list, and 7 of the United States’ largest 100 private companies, according to the 2020 Forbes list of largest private companies by revenue. The following table provides an in-depth view of the distribution of employment within the Washington, D.C. MSA.

Washington, D.C. MSA Employment By Sector

Other: 6%
Manufacturing: 2%
IT: 2%
Financial Services: 5%
Construction: 5%
Leisure & Hospit…
Trade & Transportatio…
Education & Health Services: 13%
Government: 22%
Professional Services: 24%

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
With its strong demographic characteristics, scale and robust economic activity, we believe that the Washington, D.C. and Baltimore metropolitan areas represent a strong geographic market for us to realize our continued growth strategies within our Commercial Banking division. The Washington, D.C. area serves as a regional, national and global center for several industries, including:
Government Contracting
•The Washington, D.C. metro area received $65.9 billion in government contracting awards from October 2019 to September 2020, according to data from USASpending.gov.
•According to the Annual Review of Government Contracting of the National Contract Management Association, Virginia, Maryland and the District of Columbia represent three of the top five markets in the United States for annual government contracts awarded in 2020.

•The Washington, D.C. MSA is home to some of the largest defense contracting companies in the world, including Lockheed Martin (Bethesda, Maryland), Leidos (Reston, Virginia), General Dynamics (Falls Church, Virginia), and Northrop Grumman (Falls Church, Virginia).
Hospitality and Tourism
•The Washington, D.C. MSA is home to three of the world’s largest hotel and resort chains, Marriott International, Inc. (Bethesda, Maryland), Hilton Worldwide Holdings Inc. (McLean, Virginia) and Host Hotels & Resorts, Inc. (Bethesda, Maryland).
•Worldwide interest in Washington, D.C.’s monuments, museums, and diverse neighborhoods drives a strong interest in tourism in the area. According to Destination DC, the area was visited by more than 24.6 million domestic and international tourists in 2019. The high volume of tourists contributed to $8.2 billion of spending in the area in 2019, an increase of 4.1% from 2018. D.C’s total visitor volume in 2019 reached a record high; however, due to COVID-19 it drastically declined in 2020. The recovery in tourism is expected to be slow. The tourism industry supports 78,266 jobs in Washington, D.C
In addition to their diverse economies, we believe the Washington, D.C. and Baltimore, Maryland metropolitan areas provide a favorable environment for economic strength going forward. As the home of the federal government, the broader Washington, D.C. region benefits from consistent population growth and remains well positioned to capitalize on any increase in government spending and infrastructure. Further, as banks in our market have experienced continued consolidation over the last few years, our opportunities to attract talented employees and capitalize on customer dislocation have improved. There were 6 bank mergers in the Washington, D.C. and Baltimore, Maryland MSAs in 2020.With the shrinking number of locally headquartered community banks (seven of the top 10 banks in Washington, D.C. MSA by market share are not headquartered in the region), we believe that we have the ability to continue our historical growth by serving the middle market businesses and their owners in the Washington, D.C. and Baltimore, Maryland MSAs who prefer personalized service and local decision making that may be unavailable at some of the larger, out-of-market banking institutions.
With its unique demographic characteristics, scale and robust economic activity, we believe that the Washington, D.C. and Baltimore metropolitan areas are a strong geographic market in which we can realize our continued growth strategies for our Commercial Banking division.
Lending Activities
Overview. We maintain a diversified loan portfolio with various types of loan products and customer characteristics, and a focus on variable rate, shorter term and higher yielding products. Our lending services cover residential and commercial real estate loans, on an owner and non-owner-occupied basis, construction loans and commercial business loans. Secured credit card lines are substantially secured by a deposit at the Bank in an amount equal to the full credit limit of the credit card. Lending activities originate from the efforts of our bankers, with an emphasis on lending to individuals, professionals, small- to medium-sized businesses and commercial companies located in our market areas.

The following table presents the composition of our portfolio loans, by category, as of December 31, 2020.
PORTFOLIO LOAN PORTFOLIO COMPOSITION

Portfolio Loan Composition
(Dollars in thousands)	Amount	Percentage of Total Loans
Real estate:
Residential	$437,860	33%
Commercial	392,550	30
Construction	224,904	17
Subtotal real estate	1,055,314	80
Commercial	157,127	12
Credit card	102,186	8
Other consumer	1,649	—
Total	$1,316,276	100.0%
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor-owned residences. We also offer home equity lines of credit. Our residential real estate lending products are offered primarily to customers within our geographic markets. Our owner-occupied residential real estate loans usually have fixed rates for five to seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Our investor residential real estate loans are generally based on 25-year amortization terms with a balloon payment due after five years. In general, the required minimum debt service coverage ratio is 1.15.
Commercial Real Estate Loans. We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2020, we had approximately $200.3 million of owner-occupied commercial real estate loans, representing approximately 15.2% of our total loan portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on our commercial real estate loans have initial fixed rate terms that adjust typically at 5 years and we routinely charge an origination fee for our services. We generally require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and global debt service obligations. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices, warehouses, production facilities, office buildings, mixed-use residential/commercial property, retail centers and multifamily properties.
Construction Loans. Our construction loan portfolio primarily includes loans to builders for the construction of single-family homes, condominium and townhouse conversions or renovations and, to a lesser extent, loans to individual clients for construction of owner-occupied single-family homes in our market areas. Construction loans are generally made with a term of 12 to 18 months. According to our underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. In general, loan proceeds are disbursed based on the completion of certain milestones and only after the project has been inspected by an experienced construction lender or third-party inspector.
Commercial Business Loans. In addition to our other loan products, we provide general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our target markets, underwritten based on each borrower’s ability to service debt from income. We typically take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment and we generally obtain a personal guaranty from the borrower or other principal. Other than lines of credit, our commercial loans generally have fixed interest rates and five to seven year terms depending on the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral.
Credit Cards. Through our OpenSky® credit card division, we provide credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer to qualified customers an unsecured line in excess of their secured line of credit.
Other Consumer Loans. On a case by case basis we also make loans to individuals, including secured and unsecured installment and term loans, car loans and boat loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to consumers who do not have a pre-existing relationship with us.
Credit Policies and Procedures
General. We strive to maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting, and a conservative credit culture. Our lending policies do not provide for any loans that are highly speculative, subprime or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture.
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
Credit Concentrations. We actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentration limits with respect to loan product types to enhance portfolio diversification. The Bank’s concentration management program couples quantitative data with a qualitative approach to provide an in-depth understanding of its loan portfolio concentrations. The Bank’s routine commercial real estate portfolio analysis tracks concentration trends by portfolio product type, overall commercial real estate growth trends, pool correlations, risk rating trends, policy and/or underwriting exceptions, non-performing trends, stress testing, market and submarket analysis and changing economic conditions. The portfolio concentration limits set forth in the Bank’s Credit Underwriting Guidelines are reviewed and approved by the Loan Committee of the Bank’s board of directors at least annually and are based on risk profile, strategic portfolio diversification goals, quality of the portfolio segment, overall budgeted growth goals and comparisons to our peers. Concentration levels are monitored by management and reported to the Bank’s board of directors periodically.
Loan Approval Process. As of December 31, 2020, the Bank had a legal lending limit of approximately $24.3 million for loans secured without readily marketable collateral, and its “in-house” lending limit was $15.0 million. The Bank’s lending activities are governed by written underwriting policies and procedures that have been approved by the Loan Committee of the Bank’s board of directors. The policies provide several levels of delegated lending authority to the Management Loan Committee, the Credit Loan Committee, senior management and loan officers of the Bank. The lending authority hierarchy varies depending on loan amount, collateral type and total borrower exposure. A multi-tiered group level approach based on experience, capability and management position dictates lending authorities for senior management and loan officers.
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
It is our policy to discuss each loan that has one or more past due payments at our weekly meetings with all lending personnel. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Loan officers, credit administration personnel and senior management proactively support collection activities.
In accordance with our procedures, we perform annual asset reviews of our loan exposures in excess of $250,000. As part of these asset review procedures, we analyze recent financial statements of the property, borrower and any guarantor to determine the current level of occupancy, revenues and expenses and to investigate any deterioration in the value of the real estate collateral or in the borrower’s and any guarantor’s financial condition. Upon completion, we update the grade assigned to each loan. Loan officers are encouraged to bring potential credit issues to the attention of credit administration personnel. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk.
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
Residential Mortgage Origination
We originate residential mortgages for sale on the secondary market through CBHL, the mortgage division of our Bank. We have developed a scalable platform for mortgage originations within this division and believe that we have significant opportunities to grow the business. We sell substantially all mortgage loans we originate with servicing released to various investors in the secondary market. As a result of recent changes in the interest rate environment, our mortgage division is currently undergoing a transition from being heavily weighted toward refinance volume to being more weighted toward purchase volume and niche products with relatively higher margins. As part of this effort, we have established our Community Lending Group, which focuses on first-time home buyers, and our Renovation Group, which focuses on originating renovation focused loans, within the division, as well as hiring several new originators focused primarily on purchase originations. At December 31, 2020, we had a dedicated team and three mortgage loan offices to service this line of business.
Investments
We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio are as follows:
•to provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;
•to serve as a means for diversification of our assets with respect to credit quality, maturity and other attributes; and
•to serve as a tool for modifying our interest rate risk profile pursuant to our established policies.
Our investment portfolio is comprised primarily of U.S. government agency securities, high quality corporate and municipal debt, mortgage-backed securities backed by government-sponsored entities and equity securities.
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
Employees and Human Capital Resources
At December 31, 2020, we employed 247 persons, of which 239 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent and were recently named a Best Bank to Work For by American Banker. Our ability to attract and retain employees is a key to our success. We offer a competitive total rewards program to our employees and monitor the competitiveness of our compensation and benefits programs in our various market areas.
The Company prides itself on being a values-driven organization, where employees are empowered to share Ideas that keep the organization connected. Our company core values guide each team member to:
•Act as an Owner
•Practice Balanced Risk Management
•Challenge the Norm
•Leverage the Team
We believe that these values enable our success with our customers and have helped us build a fun, vibrant and accountability driven culture. In addition, we are committed to developing our staff through internal/external training programs, availability of an unlimited online training resource, and continuing to implement leadership development programs to all levels of leadership within the organization.
The safety, health and wellness for our employees is a top priority and consists of policies, procedures, guidelines, and mandates all tasks be conducted in a safe and efficient manner complying with all local, state and federal safety and health regulations. Since the onset of the COVID-19 pandemic, we successfully moved to a virtual-workplace and today have 85% of our people working remotely. Those that have remained in the office by necessity or desire are subject to policies and procedures put in place to protect them including a full stock of PPE. The organization has continually provided guidelines to employees to promote healthy habits and ways to stay connected while working remotely.
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
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of the particular statutory and regulatory provisions. Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time to time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.
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
Regulatory Relief Act
On May 24, 2018, President Trump signed into law the Regulatory Relief Act, which amends parts of the Dodd-Frank Act as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, it does make regulatory changes that are favorable to depository institutions with assets under $10 billion, such as the Bank and to BHCs with total consolidated assets of less than $10 billion, such as the Company. The Regulatory Relief Act also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. Certain provisions of the Regulatory Relief Act favorable to the Company and the Bank require the federal banking agencies to either promulgate regulations or amend existing regulations, and it will likely take some time for these agencies to implement the necessary regulations.
Provisions That Are Favorable to Community Banks. There are several provisions in the Regulatory Relief Act that will have a favorable impact on community banks such as the Bank. These are briefly referenced below.
Increase in Small BHC Policy Threshold. The Regulatory Relief Act directs the Federal Reserve to increase the asset threshold for qualifying for the Federal Reserve’s “Small Bank Holding Company Policy Statement” (the “Policy”), from $1 billion to $3 billion. The Federal Reserve’s revisions to the Policy took effect on August 30, 2018. Small BHCs or SLHCs are excluded from the Policy if they are engaged in significant non-banking activities, engaged in significant off-balance sheet activities, or have a material amount of debt or equity registered with the Securities and Exchange Commission (“SEC”). The Federal Reserve also retains the authority to exclude any BHC or SLHC from the Policy if such action is warranted for supervisory purposes. The Policy allows covered BHCs to operate with higher levels of debt than would normally be permitted, subject to certain restrictions on dividends and the expectation that the BHC will reduce its reliance on debt over time. Also, BHCs that are subject to the Policy are exempt from the Federal Reserve’s consolidated risk-based and leverage capital rules implementing Basel III and are instead subject to the capital requirements that had been in place before the U.S. implementation of the Basel III standards, which are generally less onerous. BHCs subject to the Policy also have less extensive regulatory reporting requirements than apply to larger organizations. Management believes the Corporation meets the conditions of the Federal Reserve’s Policy and is therefore excluded from consolidated capital requirements at December 31, 2019; however the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.
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
Dividends
Capital Bancorp, Inc. is a legal entity separate and distinct from Capital Bank. Our ability to pay dividends and make other distributions depends in part upon the receipt of dividends from the Bank and is limited by federal and state law. The specific limits depend upon a number of factors, including the bank’s recent earnings, recent dividends, level of capital, and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Failure to satisfy the capital conservation buffer requirement may also result in limits on our ability to pay dividends. See “—Capital Adequacy Guidelines.”
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
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer has been phased-in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.

As fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:
•a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, or 7%;
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;
•a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and
•a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.
The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.
In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.
Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.
In addition to the uniform risk-based capital guidelines and regulatory capital ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities.
Basel III became applicable to the Bank on January 1, 2015 and just recently to the Corporation due to the Corporation’s growth in excess of $3.0 billion. Overall, the Corporation believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles and capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and the Bank, that are not subject to the advanced approaches requirements. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.
In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. The Corporation is not required to implement the CECL model until January 1, 2023.
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
At December 31, 2020, the Bank’s construction to total risk based capital ratio was 149.4%, its total non-owner occupied commercial real estate (including construction) to total capital ratio was 298.6% and therefore do exceed the 100% and do not exceed the 300% regulatory guideline thresholds set forth in clauses (iii) and (iv) above.
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
Prompt Corrective Action
The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under applicable regulations, the Bank was “well capitalized,” which means it had a common equity Tier 1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.
As noted above, Basel III integrates the capital requirements into the prompt corrective action category definitions. As a result of the Federal Reserve’s revisions to the Policy raising the total consolidated asset limit in the Policy from $1 billion to $3 billion, Capital Bancorp is currently exempt from the consolidated capital requirements.

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
As of December 31, 2020, the Bank was “well capitalized” according to the guidelines as generally discussed above.
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. An institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes.
In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.
As an institution’s capital decreases, the regulators’ enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. A regulator has limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.
Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.
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
In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the OCC proposed for public comment rules to modernize the agencies' regulations under the CRA. The OCC adopted its final rules in May 2020, and, to date, the FDIC has not adopted revised rules. In September 2020, the Board of Governors of the Federal Reserve System released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations.
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
The Regulatory Relief Act also directs the OCC to conduct a study assessing the effect of the exemption described above on the amount of HMDA data available at the national and local level.
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
The Volcker Rule
On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that become effective in 2020, simplifies and streamlines the compliance requirements for banks that do not have significant trading activities. In 2020, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.
Other Provisions of the Dodd-Frank Act
The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:
•requires BHCs and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any BHC electing to be treated as a financial holding company to be both well managed and well capitalized;
•eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and
•repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
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
Other Laws and Regulations
Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
•Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;
•Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;
•Rules and regulations established by the National Flood Insurance Program; and
•Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
Our deposit operations are subject to federal laws applicable to depository accounts, including:
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;
•Electronic Funds Transfer Act and Regulation E of the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
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
Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. The affect of COVID-19 has already impacted our results and it is entirely uncertain how the crisis will be resolved. If the U.S. economy further weakens, our growth and the profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. The COVID-19 pandemic has further complicated the economic picture and drove unemployment to multi decade highs while raising the fear of inflation.
Weak economic conditions are characterized by numerous factors, including deflation, fluctuations in debt and equity capital markets, a lack of liquidity and depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by interest rates at near historically low levels, which may impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios.
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
As of December 31, 2020, approximately 71.9% of our loans held for investment (measured by dollar amount) were made to borrowers who live or conduct business in the Washington, D.C. and Baltimore metropolitan areas. Therefore, our success depends upon the general economic conditions in this area, which we cannot predict with certainty. A downturn in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of our depositors to make or maintain deposits with us.

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
The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. The impact of a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country or a delay in payments to such contractors could have a ripple effect. Temporary layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses and the local housing market. Accordingly, such potential federal government activities could lead to increases in past due loans, nonperforming loans, loan loss reserves and charge-offs, and to a corresponding decline in liquidity.
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
We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2020, our allowance for loan losses totaled $23.4 million, which represents approximately 1.78% of our total portfolio loans, excluding PPP. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of our allowance for loan losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
As of December 31, 2020, we had approximately $157.1 million of commercial and industrial loans to businesses, which represents approximately 11.9% of our total loan portfolio held for investment. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.
Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
As of December 31, 2020, approximately $380.0 million, or 28.9%, of our total portfolio loans, excluding PPP loans, were nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $224.9 million, or 17.1%, of our total loans held for investment were construction loans. Furthermore, as of December 31, 2020, our commercial real estate loans (excluding owner-occupied commercial real estate loans) totaled 119.4% of our total risk based capital. These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.
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
At December 31, 2020, approximately $1.1 billion, or 80.2%, of our total loans held for investment were loans with real estate as a primary or secondary component of collateral. Adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. If real estate values decline, it is more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
As of December 31, 2020, approximately $157.1 million, or 11.9%, of our total loans held for investment were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to recover the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have an adverse effect on our business, financial condition or results of operations.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2020, we held approximately $3.3 million in OREO that is currently marketed for sale. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.
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
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, sales of our investment securities, sales of loans or other sources could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have an adverse effect on our business, financial condition and results of operations.
We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.
As of December 31, 2020, our 10 largest non-brokered depositors accounted for $318.1 million in deposits, or approximately 19.3% of our total deposits. Our board of directors, directly and indirectly, accounted for $146.0 million of deposits as of December 31, 2020. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our mortgage banking division may not continue to provide us with significant noninterest income.
For the year ended December 31, 2020, the Bank originated $1.31 billion and sold $1.27 billion of residential mortgage loans net of mortgage banking revenue, and originated $593.2 million and sold $540.7 million in the same period of 2019. The residential mortgage business is highly competitive and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the traditional mortgage origination business is relationship-based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors, we cannot be certain that we will be able to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.

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
Disruptions in the secondary market may not only affect us but also the ability and desire of mortgage investors and other banks to purchase residential mortgage loans that we originate. As a result, we may not be able to maintain or grow the income we receive from originating and reselling residential mortgage loans. Additionally, we hold certain mortgage loans that we originated for sale, increasing our exposure to interest rate risk and adverse changes in the value of the residential real estate that serves as collateral for the mortgage loan prior to sale.
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
Our OpenSky® division provides secured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. Although OpenSky® credit cards are secured, losses may occur primarily as a result of fraud, or when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Fraud, such as identity fraud, payment fraud and funding fraud (where an individual funds a card using information from someone they know well, such as a relative or roommate) can result in substantial losses. In the case of an OpenSky® account that is funded through fraud on the part of an applicant, we are required by applicable laws to refund the amount of the original deposit, and we charge off balances which were subsequently charged on the card. Account balances of excess of established credit limits happen as a result of certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas station charges and hotel deposits. If an OpenSky® cardholder exceeds his or her credit limit as a result of purchases in one of these categories, we may incur losses for amounts in excess of the collateral deposited if the borrower is unable to repay such excess amounts. Customers can also exceed their credit limit by making intra period payments to replenish their available lines. If the payments are made via AC and were fraudulent we could incur the cost of the payment. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments. For example, in the event a card becomes more than 120 days past due, the credit card balance is recovered against the corresponding deposit account and a charge-off is recorded for any related fees, accrued interest or other charges in excess of the deposit account balance. We have invested in technology and systems to prevent and detect fraudulent behavior and mitigate losses but such investments may not be adequate, and our systems may not adequately monitor or mitigate potential losses arising from these risks.
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
Our credit card portfolio has increased from $9.6 million at December 31, 2014 to $102.2 million at December 31, 2020 and certain corresponding fees have been a significant portion of our income. We do not know if we will be able to retain existing customers or attract new customers, or that we will be able to increase account balances for new or existing customers.
We hope the development and expansion of new credit card products and related cardholder service products will be an important contributor to our growth and earnings in the future; however, if we are unable to implement new cardholder products and features, our ability to grow will be negatively impacted. Declining sales of cardholder service products would likely result in reduced income from fees and interest.
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
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international economic weakness and disorder and instability in domestic and foreign financial markets. As of December 31, 2020, approximately 45.0% of our interest earning assets and approximately 66.0% of our interest bearing liabilities had a variable interest rate.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our revenue or our expenses. We may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Further, we may face exposure to litigation over the nature and performance of any replacement index. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.
We face strong competition from financial services companies and other companies that offer banking services.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. In addition, many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Our inability to compete successfully in the markets in which we operate could have an adverse effect on our business, financial condition or results of operations.
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
The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied commercial real estate (including construction) loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s non-owner-occupied commercial real estate (including construction) loan portfolio has increased 50% or more during the prior 36 months. At December 31, 2020, the Bank’s construction to total capital ratio was 147.7%, its total non-owner occupied commercial real estate (including construction) to total capital ratio was 341.6% and therefore exceeded the 100% and 300% regulatory guideline thresholds set forth in clauses (iii) and (iv) above. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Because a significant portion of our loan portfolio depends on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material adverse effect on our business, financial condition and results of operations.
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
Stock price volatility may make it difficult for holders of our common stock to resell their common stock when desired and at desirable prices. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section.
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

As of December 31, 2020, our directors, directors of the Bank, our named executive officers and their respective family members and affiliated entities beneficially owned an aggregate of 5,507,852 shares, or approximately 40.0% of our issued and outstanding common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.
The holders of our existing debt obligations, as well as debt obligations that may be outstanding in the future, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest.
In the event of any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2020 we had outstanding approximately $10.0 million in aggregate principal amount of subordinated notes and $2.1 million in aggregate principal amount of junior subordinated debentures issued to a statutory trust that, in turn, issued $2.0 million of trust preferred securities. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Our debt obligations are senior to our shares of common stock. As a result, we must make payments on our debt obligations before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our debt obligations must be satisfied before any distributions can be made to the holders of our common stock. To the extent that we issue additional debt obligations, the additional debt obligations will be of equal rank with, or senior to, our existing debt obligations and senior to our shares of common stock.
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
Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not paid any cash dividends on our capital stock since inception. Any declaration and payment of dividends on common stock in the future will depend on regulatory restrictions, our earnings and financial condition, our liquidity and capital requirements, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends, if any, paid to our common shareholders.
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
Our Amended and Restated Articles of Incorporation, or Articles, and our Amended and Restated Bylaws, or Bylaws, may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents and Maryland law include provisions that:
•empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•divide our board of directors into three classes serving staggered three-year terms;
•provide that directors may be removed from office (i) without cause but only upon a 66.67% vote of shareholders and (ii) for cause but only upon a majority shareholder vote;
•eliminate cumulative voting in elections of directors;
•permit our board of directors to alter, amend or repeal our Bylaws or to adopt new bylaws;
•permit our board of directors to increase or decrease the number of authorized shares of our common stock and preferred stock;
•require the request of holders of at least a majority of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;
•require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and
•enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Company has been publicly traded since September 2018 and is currently traded on the Nasdaq Global Select Market under the symbol CBNK. As of March 10, 2021, there were approximately 178 holders of record of our common stock.

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
Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval. For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Supervision and Regulation—Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.

Equity Compensation Plan Information
The following table provides information as of December 31, 2020, with respect to options and RSUs outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
HCNB Bancorp, Inc. 2002 Stock Option Plan	172,976	$8.50	—
Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan	996,437	12.86	144,049
Equity compensation plans not approved by security holders	—	—	—
Total	1,169,413	$12.21	144,049

Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the year ended December 31, 2020.
On April 25, 2019, the Company announced a stock repurchase program. The program enables the Company to repurchase up to $5.0 million of its outstanding common stock, and expired on December 31, 2020. During the year ended December 31, 2019 and the year ended December 31, 2020, the Company repurchased shares under the approved stock repurchase program, as reflected in the following table.

Periods	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Through December 31, 2019	28,480	$13.00	28,480	$4,629,646
For the three months ended March 31, 2020	112,134	$11.41	112,134	$3,349,806
For the three months ended June 30, 2020	1,500	$9.41	1,500	$3,335,691
For the three months ended September 30, 2020	141,200	$10.40	141,200	$1,866,947
October 1, 2020 to October 31, 2020	11,946	$9.91	11,946	$1,748,899
November 1, 2020 to November 30, 2020	37,334	$10.92	37,334	$1,342,748
December 1, 2020 to December 31, 2020	—	$—	—	$—
For the three months ended December 31, 2020	49,280	$10.67	49,280	$1,342,748
For the twelve months ended December 31, 2020	304,114	$10.81	304,114	$1,342,748
Total	332,594		332,594

ITEM 6. SELECTED FINANCIAL DATA
You should read the following selected historical consolidated financial and other data in conjunction with our consolidated financial statements and related notes and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following tables set forth selected historical consolidated financial and other data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. Selected financial data as of and for the years ended December 31, 2020 and 2019 have been derived from our audited financial statements included elsewhere in this report. We have derived the selected financial data as of and for the years ended December 31, 2018 2017 and 2016 from our audited financial statements not included in this filing. The information presented in the table below has been adjusted to give effect to a four-for-one stock split of our common stock completed effective August 15, 2018. The effect of the stock split on outstanding shares and per share figures has been retroactively applied to all periods presented below. Our historical results are not necessarily indicative of any future period. The performance ratios, asset quality and capital ratios, mortgage metrics and credit card portfolio metrics are unaudited and derived from our audited financial statements and other financial information as of and for the periods presented. Average balances have been calculated using daily averages. The selected historical consolidated financial and other data presented below contains certain financial measures that are not presented in accordance with accounting principles generally accepted in the United States and have not been audited. See “—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures.”

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2020	2019	2018	2017	2016
Statement of Income Data:
Interest income	$97,251	$82,180	$69,127	$56,666	$49,243
Interest expense	13,182	15,842	11,239	7,755	6,484
Net interest income	84,069	67,512	57,888	48,911	42,759
Provision for loan losses	11,242	2,791	2,140	2,655	4,291
Noninterest income	61,061	25,692	16,124	15,149	20,473
Noninterest expense	98,751	66,525	54,123	47,306	43,380
Income before income taxes	35,137	23,888	17,749	14,099	15,561
Income tax expense	9,314	5,819	4,982	6,990	6,120
Net income	25,823	16,895	12,767	7,109	9,441

Balance Sheet Data:
Cash and due from banks	$18,456	$10,530	$10,431	$8,189	$4,827
Investment securities available for sale	99,787	60,828	46,932	54,029	47,985
Mortgage loans held for sale	107,154	71,030	18,526	26,344	49,167
Loans, net of deferred fees and allowance	1,292,068	1,156,934	1,002,260	887,420	763,430
SBA-PPP loans receivable, net	201,018	—	—	—	—
Assets	1,876,593	1,428,495	1,105,058	1,026,009	905,600
Deposits	1,652,128	1,225,421	955,240	904,899	790,924
FHLB advances and repurchase agreements	22,000	32,222	5,332	13,260	15,659
Subordinated debentures	14,016	15,423	15,393	15,361	15,327
Total liabilities	1,717,282	1,295,164	990,494	945,890	834,853
Total stockholders’ equity	159,311	133,331	114,564	80,119	70,748
Tangible common equity(1)	159,311	133,331	114,564	80,119	70,748

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2020	2019	2018	2017	2016
Selected Performance Ratios:
Return on average assets (ROAA)	1.56%	1.38%	1.22%	0.74%	1.13%
Return on average equity (ROAE)	18.00	13.66	13.94	9.29	14.39
Net interest margin	5.14	5.60	5.59	5.12	5.18
Noninterest income / average assets	3.68	2.01	1.54	1.57	2.46
Noninterest expense / average assets	5.95	5.45	5.18	4.90	5.21
Net operating expense / average assets	2.27	3.44	3.63	3.33	2.75
Efficiency ratio (1)	68.04	72.29	73.13	73.85	68.60
Loan yield (5)	7.27	7.37	7.16	6.44	6.45
Loan yield, excluding credit card portfolio(2)	5.53	5.91	5.76	5.57	5.76

Per Share Data:(3)
Basic earnings per share	$1.87	$1.23	$1.05	$0.63	$0.86
Diluted earnings per share(4)	1.87	1.21	1.02	0.62	0.84
Book value per share	11.58	9.60	8.38	6.94	6.35
Tangible book value per share (1)	11.58	9.60	8.38	6.94	6.35
Common shares issued and outstanding	13,753,529	13,894,842	13,672,479	11,537,196	11,144,696
Basic weighted average shares outstanding	13,793,256	13,733,131	12,116,459	11,261,132	10,963,132
Diluted weighted average shares outstanding	13,800,176	13,968,585	12,462,138	11,428,000	11,289,044

Non-Performing Assets (“NPA”):
Non-performing loans (“NPL”)	$9,237	$4,720	$4,679	$5,407	$4,518
Troubled debt restructurings	440	459	284	3,811	941
Foreclosed real estate	3,326	2,384	142	93	90
Non-performing assets	12,563	7,104	4,821	5,500	4,608

Asset Quality Ratios:
NPA / assets	0.67%	0.50%	0.44%	0.54%	0.51%
NPL / loans (5)	0.61	0.40	0.47	0.61	0.59
NPA / loans (5) + foreclosed real estate	0.82	0.60	0.48	0.62	0.60
Net charge-offs (recoveries) to average loans(5)	0.09	0.08	0.09	0.15	0.33
Allowance for loan losses to total loans (5)	1.78	1.14	1.13	1.13	1.13
Allowance for loan losses to NPL	253.71	281.80	241.72	185.57	190.32

Bank Capital Ratios:
Tier 1 leverage ratio	7.45%	8.65%	9.06%	8.55%	8.86%
Common equity tier 1 capital	11.34	10.73	11.00	10.78	11.12
Tier 1 risk-based capital	11.34	10.73	11.00	10.78	11.12
Total risk-based capital ratio	12.60	11.98	12.25	12.03	12.37
Common equity to total assets	8.49	9.33	8.89	8.46	8.94

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2020	2019	2018	2017	2016
Composition of Loans Held for Investment:
Portfolio Loans Receivable
Residential real estate	$437,860	$427,926	$407,844	$342,684	$286,332
Commercial real estate	392,550	348,091	278,691	259,853	234,869
Construction real estate	224,904	198,702	157,586	144,932	134,540
Commercial	157,127	151,109	122,264	108,982	87,563
Credit card	102,186	45,526	34,673	31,507	20,446
Other consumer	1,649	1,285	1,202	1,053	1,157
SBA - PPP Loans Receivable	204,920	—	—	—	—

Composition of Deposits:
Noninterest bearing	$608,559	$291,778	$293,378	$175,707	$141,525
Interest bearing demand	257,125	174,166	186,422	69,455	50,628
Savings	4,800	3,675	3,994	3,365	3,326
Money Markets	447,077	429,078	313,131	282,840	252,486
Time Deposits	334,566	326,725	315,520	315,979	264,626

Capital Bank Home Loan Metrics:
Origination of loans held for sale	$1,308,912	$593,189	$337,122	$418,912	$853,674
Proceeds from loans held for sale, net of mortgage banking revenue	1,272,788	540,686	344,940	441,960	844,464
Purchase volume as a % of originations	31.90%	51.89%	79.43%	52.50%	18.79%
Mortgage banking revenue	$40,649	$15,955	$9,477	$10,377	$15,373
Gain on sale as a % of loan sold	3.02%	2.95%	2.75%	2.01%	1.82%

OpenSky Credit Card Portfolio Metrics:
Total active customer accounts	568,373	223,379	169,981	149,226	96,404
Total loans	$102,186	$45,526	$34,673	$31,507	$20,446
Total deposits at the Bank	$192,520	$78,223	$59,954	$53,625	$39,062
_______________
(1)    This financial measure is not recognized under GAAP and is therefore considered to be a non-GAAP measure. See “—GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this financial measure to its most comparable GAAP financial measure.
(2)    Includes non-accrual loans and loans 90 days and more past due.
(3)    Gives effect to a four-for-one stock split of our common stock completed effective August 15, 2018. The effect of the stock split on outstanding shares and per share figures has been retroactively applied to all periods presented.
(4)    Calculations of diluted earnings per share before bargain purchase gain, diluted earnings per share and diluted earnings per share, as adjusted, include interest on convertible debt.
(5)    Loans exclude loans held for sale at each of the dates presented.

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
We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. However, non-GAAP financial measures have a number of limitations, are not necessarily comparable to GAAP measures and should not be considered in isolation or viewed as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate non-GAAP financial measures may differ from that of other companies reporting non-GAAP measures with similar names. You should understand how such other companies calculate their financial measures that may be similar or have names that are similar to the non-GAAP financial measures discussed herein when comparing such non-GAAP financial measures. Our management uses the non-GAAP financial measures set forth below in its analysis of our performance
•“Tangible common equity” is a non-GAAP measure defined as total stockholders’ equity, less intangible assets.
•“Tangible book value per share” is a non-GAAP measure defined as total stockholders’ equity, less intangible assets, divided by shares of common stock outstanding.
The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	Years Ended December 31,
(Dollars are in thousands, except per share information)	2020	2019	2018	2017	2016
Tangible Common Equity:
Total stockholders’ equity	$159,311	$133,331	$114,564	$80,119	$70,748
Less: intangible assets	—	—	—	—	—
Tangible common equity	$159,311	$133,331	$114,564	$80,119	$70,748

Tangible Book Value per Share:
Total stockholders’ equity	$159,311	$133,331	$114,564	$80,119	$70,748
Less: intangible assets	—	—	—	—	—
Tangible common equity	$159,311	$133,331	$114,564	$80,119	$70,748
Divide by shares of common stock outstanding(1)	13,753,529	13,894,842	13,672,479	11,537,196	11,144,696
Tangible book value per share(1)	$11.58	$9.60	$8.38	$6.94	$6.35
_______________
(1)Gives effect to a four-for-one stock split of our common stock completed effective August 15, 2018. The effect of the stock split on outstanding shares and per share figures has been retroactively applied to all periods presented.

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
The discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements
Results of Operations for the Years Ended December 31, 2020 and 2019
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(in thousands)	2020	2019	% Change
Interest income	$97,251	$82,180	18.3%
Interest expense	13,182	15,842	(16.8)%
Net interest income	84,069	66,338	26.7%
Provision for loan losses	11,242	2,791	302.8%
Net interest income after provision	72,827	63,547	14.6%
Noninterest income	61,061	25,692	137.7%
Noninterest expense	98,751	66,525	48.4%
Net income before income taxes	35,137	22,714	54.7%
Income tax expense	9,314	5,819	60.1%
Net income	$25,823	$16,895	52.8%
Net income for the year ended December 31, 2020 was $25.8 million, an increase of $8.9 million, or 53%, from net income for the year ended December 31, 2019 of $16.9 million. The increase in net interest income was primarily due to the $150.6 million increase in average loans outstanding year over year. The increase in loan volume resulted in an increase of $10.9 million of loan interest income which includes $4.5 million from SBA-PPP loans. The increase in non-interest income is primarily due to credit card fees of $9.4 million and $24.7 million in mortgage banking revenue when comparing year over year.
Net Interest Income and Net Margin Analysis
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds represents interest expense on deposits, and borrowings, which consist of federal funds purchased, advances from the FHLB and subordinated notes. Noninterest bearing deposits and capital also provide sources of funding.
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
The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the years ended December 31, 2020, 2019 and 2018. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that the net interest margin may provide a better measurement of performance. The net interest margin (as compared to the net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets. As the table shows, the increase in net interest income in 2020 as compared to 2019 was primarily a function of an increase in of earning assets.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Years Ended December 31,
	2020			2019			2018
(in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest earning assets:
Interest bearing deposits	$112,249	$343	0.31%	$47,762	$832	1.74%	$41,858	$687	1.64%
Federal funds sold	3,128	4	0.12%	2,733	50	1.83%	1,537	27	1.76%
Investment securities	58,071	1,292	2.22%	41,130	924	2.25%	50,074	1,041	2.08%
Restricted investments	4,025	244	6.07%	4,334	243	5.61%	2,724	143	5.25%
Loans held for sale	84,928	2,610	3.07%	44,483	2,899	6.52%	17,715	1,569	8.86%
SBA-PPP loans receivable	157,630	4,479	2.84%	—	—		—	—
Portfolio Loans(1)(2)	1,215,049	88,279	7.27%	1,064,421	77,232	7.26%	921,823	65,660	7.12%
Total interest earning assets	1,635,080	97,251	5.95%	1,204,863	82,180	6.82%	1,035,731	69,127	6.67%
Noninterest earning assets	24,923			15,046			10,001
Total assets	$1,660,003			$1,219,909			$1,045,732

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$195,794	$656	0.34%	$109,977	$672	0.61%	$72,523	$210	0.29%
Savings	4,722	5	0.11%	3,597	13	0.36%	3,704	12	0.32%
Money market accounts	480,218	4,786	1.00%	344,272	5,822	1.69%	286,257	3,797	1.33%
Time deposits	297,997	6,077	2.04%	302,149	7,182	2.38%	326,827	5,773	1.77%
Borrowed funds	42,471	1,658	3.90%	59,387	2,153	3.63%	34,558	1,447	4.19%
Total interest bearing liabilities	1,021,202	13,182	1.29%	819,382	15,842	1.93%	723,869	11,239	1.56%
Noninterest bearing liabilities:
Noninterest bearing liabilities	22,007			16,144			9,828
Noninterest bearing deposits	473,301			260,726			220,445
Stockholders’ equity	143,493			123,657			91,590
Total liabilities and stockholders’ equity	$1,660,003			$1,219,909			$1,045,732

Net interest spread(3)			4.66%			4.89%			5.11%
Net interest income		$84,069			$66,338			$57,888
Net interest margin(4) (5)			5.14%			5.51%			5.59%
_______________
(1)Includes nonaccrual loans.
(2)Interest income includes amortization of deferred loan fees, net of deferred loan costs.
(3)Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest bearing liabilities.
(4)Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period.
(5)For the twelve months ended December 31, 2020, SBA-PPP loans negatively impacted the margin by 25 basis points while credit card loans improved the margin by 136 basis points, taken together, the net impact was 125 basis points to the reported net interest margin. For the twelve months ended December 31, 2019 and December 31, 2018, credit card loans contributed 125 and 81 basis points of the reported net interest margin, respectively.

Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. The increase in net interest income in 2020 relative to 2019 was primarily due to an increase in volume of interest earning assets, and particularly loans. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Compared to the			Compared to the
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Change Due To		Interest Variance	Change Due To		Interest Variance
(In thousands)	Volume	Rate		Volume	Rate

Interest Income:
Interest bearing deposits	$(1,253)	$765	$(488)	$101	$44	$145
Federal funds sold	8	(55)	(47)	22	1	23
Investment securities	377	(9)	368	(213)	96	(117)
Restricted investments	(8)	9	1	90	10	100
Loans held for sale	(691)	402	(289)	1,612	(282)	1,330
SBA-PPP loans	4,479	—	4,479	—	—	—
Portfolio loans	10,944	103	11,047	10,326	1,245	11,571
Total interest income	13,856	1,215	15,071	11,938	1,114	13,052

Interest Expense:
Interest bearing demand accounts	(38)	22	(16)	147	315	462
Savings	6	(14)	(8)	—	1	1
Money market accounts	25,897	(26,933)	(1,036)	859	1,166	2,025
Time deposits	(97)	(1,008)	(1,105)	(394)	1,802	1,408
Borrowed funds	(677)	183	(494)	868	(162)	706
Total interest expense	25,091	(27,750)	(2,659)	1,480	3,122	4,602
Net interest income	$(11,235)	$28,965	$17,730	$10,458	$(2,008)	$8,450
Net interest income increased by $17.7 million to $84.1 million for the year ended December 31, 2020 compared to 2019, primarily as a result of 35.7% growth in average earning assets. For the twelve months ended December 31, 2020, our average interest-earning assets increased by $430.2 million, compared to the prior year. In addition to the average earning asset growth in 2020, the average rate on interest bearing liabilities decreased by 64 basis points to 1.29%. Net interest margin decreased 37 basis points to 5.14% for the twelve months ended December 31, 2020 from 5.51% for the twelve months ended 2019. The Company’s average portfolio loan yield slightly decreased in 2020 to 7.27% as compared to 7.26% in 2019. The Company believes its net interest margin remains favorable as compared to its peer banking companies.
Average total interest earning assets were $1.6 billion for the year ended December 31, 2020 compared with $1.2 billion for the year ended December 31, 2019. The yield on those interest earning assets decreased 87 basis points to 5.95% for 2020 compared to 6.82% for 2019.
The increase in the average balance of interest earning assets for the year ended December 31, 2020 compared to December 31, 2019, was driven by $64.5 million growth in the average balances of interest earning deposits, as well as growth in investment securities of $16.9 million, loans held for sale of $40.4 million, SBA-PPP loans of $157.6 million and portfolio loans of $150.6 million.
Average interest bearing liabilities increased by $201.8 million to $1.0 billion for the year ended December 31, 2020 from $819.4 million for the year ended December 31, 2019. The increase was due to an increase in the average balance of interest bearing demand accounts of $85.8 million, or 78.0%, an increase in money market accounts of $135.9 million, or 39.5% and a decrease in the average balance of borrowed funds of $16.9 million, or 28.5%. compared to the year ended December 31, 2019 balances. Deposits are the primary funding source for the Company. The average interest rate paid on interest bearing liabilities decreased to 1.29% for 2020 compared to 1.93% for 2019. While the average interest rate paid on interest bearing deposits decreased 27 basis points, the average interest rate paid on borrowed funds increased by 27 basis points. For the year ended December 31, 2020, the Company’s net interest margin was 5.14% and net interest spread was 4.66% compared to 5.51% and 4.89% for 2019.
Provision for Loan Losses
The provision for loan losses represents the amount of expense charged to current earnings to fund the allowance for loan losses. The amount of the allowance for loan losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. For a detailed description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition— Allowance for Loan Losses.”
For the year ended December 31, 2020, the Company recorded a provision for loan losses of $11.2 million, compared to $2.8 million for the previous year. The increase in the provision for 2020 compared to 2019 was primarily due to the uncertainty surrounding the deterioration of the macro-economic environment related to the COVID-19 pandemic. Year over year our allowance for loan losses as a percent of total portfolio loans increased to 1.78% at December 31, 2020 from 1.14% at December 31, 2019. Net charge-offs for 2020 amounted to $1.1 million, representing 0.09% of average loans, compared to $799 thousand for 2019. Included in the net charge-offs for 2020 were $296 thousand for construction loans, $233 thousand for commercial loans and $588 thousand for credit cards. The credit card portfolio charge-offs represented 54.7% and 55.4% of total charge-offs, respectively, for the periods presented.
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

The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Years Ended December 31,
(in thousands)	2020	2019	% Change

Noninterest income:
Service charges on deposit accounts	$520	$542	(4.1)%
Credit card fees	16,966	7,602	123.2%
Mortgage banking revenue	40,649	15,955	154.8%
Gain on sale of investment securities available for sale	20	26	(23.1)%
Other fees and charges	2,906	1,567	85.4%
Total noninterest income	$61,061	$25,692	137.7%
Noninterest income for the the year ended December 31, 2020 was $61.1 million, a $35.4 million or 137.7% increase compared to noninterest income of $25.7 million for the year ended December 31, 2019. This increase is largely due to increases in credit card fees and mortgage banking revenue. Credit card fees increased $9.4 million, or 123.2%, for the year ended December 31, 2020 to $17.0 million compared to $7.6 million for 2019 . This increase was primarily due to an increase in outstanding card accounts to 568 thousand at December 31, 2020, compared to 223 thousand at December 31, 2019, an increase of 345 thousand accounts, or 154.4%.
Mortgage banking revenue increased $24.7 million, or 154.8%, during 2020 to $40.6 million compared to 2019 revenue of $16.0 million, primarily as a result of an increase in mortgage origination volume driven by the favorable mortgage refinancing market in 2020. Year over year mortgage originations increased to $1.3 billion from prior year originations of $593.2 million, a 120.7% increase.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a risk and has established a reserve under generally accepted accounting principles for possible repurchases. The reserve increased to $1.2 million at December 31, 2020, compared to $576 thousand for the same period in 2019 primarily due to the increase in volume. The Bank does not originate “sub-prime” loans and has no exposure to this market segment
Noninterest Expense
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

The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Years Ended December 31,
(in thousands)	2020	2019	% Change

Noninterest expense:
Salaries and employee benefits	$44,359	$32,586	36.1%
Occupancy and equipment	5,170	4,360	18.6%
Professional fees	4,900	2,871	70.7%
Data processing	26,917	15,512	73.5%
Advertising	2,530	2,066	22.5%
Loan processing	3,811	1,894	101.2%
Other real estate expense, net	69	122	(43.4)%
Other operating	10,995	7,114	54.6%
Total noninterest expense	$98,751	$66,525	48.4%
Noninterest expense was $98.8 million for the year ended December 31, 2020, an increase of $32.2 million, or 48.4%, compared to $66.5 million for 2019. The increase was driven primarily by increases in salaries and benefits, which includes commissions paid on mortgage originations. In 2020, as a result of robust mortgage originations, commissions were $10.9 million, compared to $5.4 million in 2019. The increase in professional fees resulted primarily from increased consultant and other outside services. Data processing increased primarily due to the increase in loan and credit card volume. Other operating expenses increased primarily a result of increases in marketing, credit expense and credit card related expenses.
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
Income tax expense was $9.3 million for 2020 compared to $5.8 million for 2019. Our effective tax rates for those periods were 26.5% and 25.6%, respectively.
Financial Condition
Total assets at December 31, 2020 were $1.88 billion, a 31.5% increase as compared to $1.4 billion at December 31, 2019. Total portfolio loans (excluding mortgage loans held for sale) were $1.3 billion at December 31, 2020, an 11.7% increase as compared to $1.1 billion at December 31, 2019. Loans held for sale amounted to $107.2 million at December 31, 2020 as compared to $71.0 million for the same period in 2019, a 50.9% increase year over year.
Total borrowed funds at December 31, 2020, were $36.0 million compared to $47.6 million at December 31, 2019. In 2020, in an effort to reduce funding costs, manage liquidity and mitigate interest rate risk, the Company acquired a long term $22 million FHLB Fixed Rate Advance to pay off the FHLB Fixed Rate Principal Reducing long term debt incurred in 2019. As of December 31, 2020, $22.0 million of the advance remains outstanding.

Deposits were $1.7 billion at December 31, 2020, an increase of $426.7 million, a 34.8% as compared to $1.2 billion at December 31, 2019. The growth in the portfolio was primarily due to an increase in the non-interest bearing demand account category. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix by reducing reliance on wholesale time deposits. Accordingly, wholesale time deposits decreased by $59.3 million or 35.5% to $107.7 million at December 31, 2020, from $167.0 million at December 31, 2019.
Stockholders’ equity increased $26.0 million, or 19%, to $159.3 million at December 31, 2020, compared to $133.3 million at December 31, 2019. The increase was primarily attributable to 2020 earnings of $25.8 million and proceeds from exercise of stock options of $0.8 million. Shares repurchased and retired in 2020 as part of the Company’s stock repurchase program totaled 304,114 shares at a weighted average price of $10.81 for a total cost of $3.3 million including commissions. As of December 31, 2020, the Bank’s capital ratios continued to exceed the regulatory requirements for a “well capitalized” institution.
Interest Bearing Deposits at Other Financial Institutions
As of December 31, 2020, interest bearing deposits at the Federal Reserve Bank of Richmond increased by $23.6 million, or 23.1%, to $126.1 million from a balance of $102.4 million at December 31, 2019.
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
Our investment portfolio totaled $99.8 million at December 31, 2020, a 64.0% increase from $60.8 million at December 31, 2019. To supplement interest income earned on our loan portfolio, the Company invests in high quality mortgage-backed securities, government agency bonds, asset-backed securities and high quality municipal and corporate bonds.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at December 31, 2020 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT PORTFOLIO

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
At December 31, 2020	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(dollars in thousands)
Securities Available for Sale:
Asset-backed securities	$—	—%	$—	—%	$—	—%	$10,839	1.10%	$10,839	$10,881	1.10%
Municipal	—	—%	—	—%	—	—%	10,836	1.94%	10,836	10,927	1.94%
Corporate bonds	—	—%	—	—%	5,500	5.13%	259	3.29%	5,759	5,767	4.83%
Mortgage-backed securities	—	—%	996	1.66%	15,026	2.14%	53,994	1.73%	70,016	72,212	1.82%
Total	$—	—%	$996	1.66%	$20,526	2.94%	$75,928	1.68%	$97,450	$99,787	1.93%

	December 31,
	2020		2019		2018
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
(in thousands)
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$1,000	$999	$17,496	$17,360
Asset-backed securities	10,839	10,881	—	—	—	—
Municipal	10,836	10,927	515	528	517	501
Corporate bonds	5,759	5,767	2,542	2,565	2,908	2,885
Mortgage-backed securities	70,016	72,212	56,754	56,736	26,836	26,186
Total	$97,450	$99,787	$60,811	$60,828	$47,757	$46,932
Portfolio Loans
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate, commercial business loans and credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a very limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our credit card portfolio supplements our traditional lending products with enhanced yields. Outside of credit cards, our lending activities are principally directed to our market area consisting of the Washington, D.C. and Baltimore metropolitan areas.

The following table summarizes our portfolio loans by type of loan as of the dates indicated:
COMPOSITION OF PORTFOLIO LOANS

	December 31,
	2020		2019		2018		2017		2016
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate:
Residential	$437,860	33%	$427,926	36%	$407,844	41%	$342,684	39%	286,332	37%
Commercial	392,550	30%	348,091	30	278,691	28	259,853	29	234,869	31
Construction	224,904	17%	198,702	17	157,586	16	144,932	16	144,932	18
Commercial	157,127	12%	151,109	13	122,264	12	108,982	12	87,563	11
Credit card	102,186	8%	45,526	4	34,673	3	31,507	4	20,446	3
Other consumer	1,649	0%	1,285	—	1,202	—	1,053	—	1,157	—
Total gross loans	1,316,276	100%	1,172,639	100%	1,002,260	100%	889,011	100%	764,907	100%
Unearned income	(774)		(2,404)		(1,992)		(1,591)		(1,477)
Total portfolio loans, net of unearned income	1,315,502		1,170,235		1,000,268		887,420		763,430
Allowance for loan losses	(23,434)		(13,301)		(11,308)		(10,033)		(8,597)
Total portfolio loans, net	$1,292,068		$1,156,934		$988,960		$877,387		$754,832,503
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor owned residences. Residential loans are originated through our commercial sales teams and our Capital Bank Home Loan division. Our residential loans also include home equity lines of credit. Our owner-occupied residential real estate loans usually have fixed rates for five to seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Our investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. In general, the required minimum debt service coverage ratio is 1.15. Residential real estate loans have represented a stable and growing portion of our loan portfolio. The Company intends to continue to emphasize residential real estate lending.
Commercial Real Estate Loans. The Company originates both owner-occupied and non-owner-occupied commercial real estate loans. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2020, the Company had approximately $200.3 million of owner-occupied commercial real estate loans, representing approximately 15.2% of our total portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on our commercial real estate loans generally have an initial fixed rate terms that adjust typically at 5 years. Origination fees are routinely charged for our services. The Company generally requires personal guarantees from the principal owners of the business, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Our construction loans are offered within our Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes, condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loan. According to our underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrower’s trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. Borrowers’ progress is closely monitored during the course of construction buildout and our original underwriting guidelines for construction milestones and completion timelines are followed.
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
Credit Cards. Through our OpenSky® credit card division, the Company provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank offers certain customers an unsecured line in excess of their secured line of credit.
Other Consumer Loans. To a very limited extent and typically as an accommodation to existing customers, we offer personal consumer loans such as term loans, car loans or boat loans.
The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2020:
PORTFOLIO LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of December 31, 2020
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total

Real estate:
Residential	$100,897	$164,118	$172,845	$437,860
Commercial	55,026	193,777	143,747	392,550
Construction	198,529	26,375	—	224,904
Commercial	72,882	50,254	33,991	157,127
Credit card	102,186	—	—	102,186
Other consumer	1,297	192	160	1,649
Total portfolio loans	$530,817	$434,716	$350,743	$1,316,276
Amounts with fixed rates	$169,762	$313,101	$99,261	$582,124
Amounts with floating rates	$361,054	$121,616	$251,482	$734,152
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
The Company believes its disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. There are several procedures in place to assist the Company in maintaining the overall quality of our loan portfolio. The Company has established underwriting guidelines to be followed by our bankers, and monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit.
Nonperforming loans were $9.2 million at December 31, 2020 and $4.7 million December 31, 2019. Nonperforming loans were 0.61% and 0.40% of total portfolio loans at the respective year ends. Foreclosed real estate increased to $3.3 million as of December 31, 2020 compared to $2.4 million, for the same period of 2019. The foreclosure of a construction loan with an outstanding balance of $2.1 million was the primary reason for the increase. The property is currently being marketed. As of December 31, 2020, we had $230 thousand of accruing loans past due 90 days. These loans were past due as a result of maturity date, not payment issues.
Total nonperforming assets were $12.6 million at December 31, 2020 compared to $7.1 million at December 31, 2019, or 0.67% and 0.50%, respectively, of corresponding total assets. Of the $12.6 million in total nonperforming assets, nonperforming loans represented $9.2 million and other real estate owned totaled $3.3 million. Nonperforming loans included five restructured loans totaling $440 thousand.
The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS

	December 31,
(in thousands)	2020	2019	2018	2017	2016

Nonaccrual loans
Real Estate:
Residential	$3,581	$2,193	$2,207	1,828	$1,822
Commercial	2,358	1,433	1,486	1,648	1,193
Construction	1,886	—	—	499	—
Commercial	1,182	474	749	1,067	750
Accruing loans 90 or more days past due	230	620	237	365	753
Total nonperforming loans	9,237	4,720	4,679	5,407	4,518
Other real estate owned	3,326	2,384	142	93	90
Total nonperforming assets	$12,563	$7,104	$4,821	$5,500	$4,608

Restructured loans-nonaccrual	$440	$459	$284	$592	$941
Restructured loans-accruing	$—	$—	$—	3,219	$—
Nonperforming loans to total loans	0.61%	0.40%	0.47%	0.61%	0.59%
Nonperforming assets to total assets	0.67%	0.50%	0.44%	0.54%	0.51%

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

Loans not meeting the criteria above are considered to be pass-rated loans. The following tables present the portfolio loan balances by category as well as risk rating. No assets were classified as loss during the periods presented.
PORTFOLIO LOAN CLASSIFICATION

(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total

December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial	145,365	9,766	1,996	—	157,127
Credit card (2)	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Total	$1,280,828	$22,909	$12,539	$—	$1,316,276

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial	145,178	4,505	1,426	—	151,109
Credit card (2)	45,526	—	—	—	45,526
Other consumer	1,285	—	—	—	1,285
Total	$1,156,665	$10,850	$5,124	$—	$1,172,639
_______________
(1)Category includes loans graded exceptional, very good, satisfactory and pass/watch.
(2)Credit cards are evaluated by past due not risk rating.

At December 31, 2020, the recorded investment in impaired loans was $9.2 million, $391 thousand of which required a specific reserve of $253 thousand compared to a recorded investment in impaired loans of $4.1 million including $273 thousand requiring a specific reserve of $119 thousand at December 31, 2019. Of the $9.2 million of impaired loans, $3.7 million was related to one loan relationship.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At December 31, 2020, the Company had five loans amounting to $440 thousand that were considered to be TDRs, compared to five loans amounting to $459 thousand at December 31, 2019.
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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated:
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of period	$13,301	$11,308	$10,033	$8,597	$6,573
Charge-offs:
Real estate:
Residential	—	(40)	(121)	(190)	(42)
Commercial	—	—	(22)	(312)	(62)
Construction	(296)	—	—	—	—
Commercial	(233)	(331)	(147)	(25)	(1,765)
Credit card	(637)	(461)	(806)	(1,124)	(640)
Other consumer	—	—	—	—	—
Total charge-offs	(1,166)	(832)	(1,096)	(1,651)	(2,509)

Recoveries:
Real estate:
Residential	—	—	3	—	7
Commercial	—	13	152	115	89
Construction	7	—	—	—	—
Commercial	—	2	34	3	8
Credit card	50	19	42	314	138
Other consumer	—	—	—	—	—
Total recoveries	57	34	231	432	242
Net charge-offs	(1,109)	(798)	(865)	(1,219)	(2,267)
Provision for loan losses	11,242	2,791	2,140	2,655	4,291
Allowance for loan losses at period end (1)	$23,434	$13,301	$11,308	$10,033	$8,597
Allowance for loan losses to period end portfolio loans (1)	1.78%	1.14%	1.13%	1.13%	1.13%
Net charge-offs to average portfolio loans	0.09%	0.08%	0.09%	0.15%	0.33%
_______________
(1)Allowance calculation excludes SBA-PPP loans.

Our allowance for loan losses at December 31, 2020 and December 31, 2019 was $23.4 million and $13.3 million, respectively, or 1.78% and 1.14% of portfolio loans for each respective period end. The allowance for loan losses at December 31, 2020 included specific reserves of $253 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2020 were $1.2 million and were partially offset by recoveries of $57 thousand. The allowance for loan losses at December 31, 2019 included specific reserves of $119 thousand set aside for impaired loans. Our charge-offs for the year ended December 31, 2019 were $0.8 million and were partially offset by recoveries of $34 thousand. Total charge-offs for the years ended December 31, 2020 and 2019 were primarily due to credit card charge-offs resulting from growth in our credit card portfolio and certain charges in excess of credit limits. Additionally in 2019, there was a charge-off of a commercial and industrial loan in the amount of $233 thousand.
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

Management, being aware of the significant loan growth experienced by the Company, is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced Credit Administration function, which provides independent analysis of credit requests and the management of problem credits. The Credit Department has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system, and continues to adapt and enhance the monitoring of the loan portfolio. The loan portfolio analysis process is intended to contribute to the identification of weaknesses before they become more severe.
Although we believe we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.
The following table sets forth activity in the allowance for loan losses for the past five years for the categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2020		2019		2018		2017		2016
(in thousands)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
Real estate:
Residential	$7,153	31%	$4,135	31%	$3,541	30%	$3,137	31%	$2,664	30%
Commercial	6,786	29	3,572	27	3,003	27	2,860	29	2,682	31
Construction	4,595	20	2,668	20	2,093	19	1,646	16	1,591	19
Commercial	2,417	10	1,548	12	1,578	14	1,497	15	1,174	14
Credit card	2,462	10	1,368	10	1,084	10	885	9	477	6
Other consumer	21	—	10	—	9	—	8	—	9	—
Total allowance for loan losses	$23,434	100%	$13,301	100%	$11,308	100%	$10,033	100%	$8,597	100%
_______________
(1) Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Year over year, deposits increased 34.8% with the largest increase occurring in non-interest bearing demand accounts. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix by reducing reliance on wholesale time deposits. This is evident in the reduction in our wholesale time deposit portfolio of $59.3 million or 35.5%, to $107.7 million at December 31, 2020, from $167.0 million, or 13.6% at December 31, 2019. Our credit card customers are also a significant source of low cost deposits. As of December 31, 2020, our credit card customers accounted for $192.5 million, or 31.6%, of our total noninterest bearing deposit balances.
We supplement our deposits with wholesale funding sources such as brokered deposits as needed.
At December 31, 2020, interest bearing deposits were $1.0 billion, an increase of $109.9 million, or 11.8%, compared to $933.6 million at December 31, 2019. This increase was primarily due to the Company’s continued effort to improve the deposit mix by reducing reliance on wholesale time deposits.

During the same period, money market balances increased to $447.1 million, an $18.0 million or 4.2% change from the prior year’s balance of $429.1 million. In order to fund the loan growth of the Bank, we built upon our prior success of focusing our strategic efforts to grow core deposits through an expanded deposits sales force, incentives to our commercial loan team and increased marketing efforts. The average rate paid on interest bearing demand deposits decreased 27 basis points to 0.34% at December 31, 2020 from 0.61% for the same period in 2019. Rates paid on certificates of deposit and money market decreased 34 and 69 basis points, respectively, for the period presented. The decrease in the average rates was primarily due to decreases in market interest rates resulting from prolonged low level of the federal funds rate during 2020.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF DEPOSITS

	December 31,
	2020		2019		2018
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts	$195,794	0.34%	$109,977	0.61%	$72,523	0.29%
Money market accounts	480,218	1.00%	344,272	1.69%	286,257	1.33%
Savings accounts	4,722	0.11%	3,597	0.36%	3,704	0.32%
Certificates of deposit	297,997	2.04%	302,149	2.38%	326,827	1.77%
Total interest bearing deposits	978,731	1.18%	759,995	1.80%	689,311	1.42%
Noninterest bearing demand accounts	473,301		260,726		220,445
Total deposits	$1,452,032	0.79%	$1,020,721	1.34%	$909,756	1.08%
The following table presents the maturities of our certificates of deposit as of December 31, 2020.
MATURITIES OF CERTIFICATES OF DEPOSIT

(in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

$100,000 or more	$51,471	$46,704	$109,164	$91,516	$298,855
Less than $100,000	4,842	6,717	18,724	5,428	35,711
Total	$56,313	$53,421	$127,888	$96,944	$334,566
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2020, approximately $222.0 million in real estate loans and $1.2 million in investment securities were pledged as collateral for our FHLB borrowings. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2020, we had $22.0 million in outstanding advances and $201.2 million in available borrowing capacity from the FHLB.

The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	Years Ended December 31,
(in thousands)	2020	2019	2018
Amount outstanding at period-end	$22,000	$32,222	$2,000
Weighted average interest rate at period-end	0.93%	2.40%	4.26%
Maximum month-end balance during the period	$31,111	$34,444	$17,000
Average balance outstanding during the period	$25,917	$43,472	$8,101
Weighted average interest rate during the period	2.15%	2.47%	2.83%
Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At December 31, 2020, these other borrowings amounted to $14.0 million.
At December 31, 2020, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 30, 2020, the Company issued $10.0 million in subordinated notes due in 2030 to replace the outstanding higher yielding $13.5 million, reducing interest expense. The notes have a ten year term and have a fixed rated of 5.00% for the first five years; thereafter, the rate resets quarterly to a benchmark rate plus 490 basis points. The notes may be redeemed, in part or whole, upon the occurrence of certain events.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $15.6 million as of December 31, 2020. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of December 31, 2020.
The Company also has lines of credit of $76.0 million available with other correspondent banks at December 31, 2020, as well as access to certificate of deposit funding through a financial network which the Bank strives to limit to 15% of the Bank’s assets. There were no outstanding balances on the lines of credit from correspondent banks at December 31, 2020.

Liquidity
Liquidity is defined as the Bank’s capacity to meet its cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Bank’s ability to meet both expected and unexpected cash flows and collateral needs efficiently without adversely affecting either daily operations or the financial condition of the Bank. Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Bank’s obligations, and the funding sources used to meet them, depend significantly on our business mix, balance sheet structure and the cash flow profiles of our on- and off-balance sheet obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints on the ability to convert assets into cash or in accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operating, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity and asset/liability management.
Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is integrated into our risk management processes. Critical elements of our liquidity risk management include: corporate governance consisting of oversight by the board of directors and active involvement by management; the application of strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that are believed to be adequate to address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes that are believed to be appropriate to assure the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.
We had outstanding borrowings of $2.0 million with the Federal Reserve Bank of Richmond at December 31, 2020 as participation with the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF extended credit to eligible financial institutions that originated SBA-PPP loans, using the loans as collateral. We have an available borrower custody arrangement with the Federal Reserve Bank of Richmond which allows us to borrow on an eligible collateralized basis. As of December 31, 2020, we had $201.2 million of available borrowing capacity from the FHLB, $15.6 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. Cash and cash equivalents were $146.9 million million at December 31, 2020 and $114.8 million at December 31, 2019. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $26.0 million for the year ended December 31, 2020 largely due to net income of $25.8 million for the year. Stock options exercised, shares issued as compensation, shares sold and stock-based compensation increased common stock and additional paid-in capital aggregately by $1.8 million. These increases were offset by the repurchase of 304,114 shares aggregating $3.7 million during 2020, and net unrealized gains on available for sale securities and cash flow hedging derivative of $1.7 million.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 8.64% at December 31, 2020 and 10.14% at December 31, 2019.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and average equity to average assets ratios for the years ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Return on Average Assets	1.56%	1.38%
Return on Average Equity	18.00%	13.66%
Average Equity to Average Assets	8.64%	10.14%

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
As of December 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (as if such requirements applied to the Company) and the Bank as of the dates indicated.

(dollars in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized		Full Phase In of Basel III
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$159,656	8.78%	$72,770	4.00%	N/A	N/A	$90,962	5.00%
Tier 1 capital (to risk-weighted assets)	159,656	13.10%	73,100	6.00%	N/A	N/A	97,467	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	157,594	12.94%	54,825	4.50%	N/A	N/A	79,192	6.50%
Total capital ratio (to risk-weighted assets)	185,008	15.19%	97,467	8.00%	N/A	N/A	121,834	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$135,527	7.44%	$72,770	4.00%	$90,962	5.00%	$90,962	5.00%
Tier 1 capital (to risk-weighted assets)	135,527	12.06%	71,731	6.00%	95,642	8.00%	95,642	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	135,527	12.06%	53,798	4.50%	77,709	6.50%	77,709	6.50%
Total capital ratio (to risk-weighted assets)	150,593	13.40%	95,642	8.00%	119,552	10.00%	119,552	10.00%

December 31, 2019
The Company
Tier 1 leverage ratio (to average assets)	$135,380	9.96%	$54,397	4.00%	N/A	N/A	$67,996	5.00%
Tier 1 capital (to risk-weighted assets)	135,380	12.31%	66,011	6.00%	N/A	N/A	88,015	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	133,318	12.12%	49,508	4.50%	N/A	N/A	71,512	6.50%
Total capital ratio (to risk-weighted assets)	149,142	13.56%	88,015	8.00%	N/A	N/A	110,018	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$114,613	8.65%	$53,005	4.00%	$66,256	5.00%	$66,256	5.00%
Tier 1 capital (to risk-weighted assets)	114,613	10.73%	64,093	6.00%	85,458	8.00%	85,458	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	114,613	10.73%	48,070	4.50%	69,435	6.50%	69,435	6.50%
Total capital ratio (to risk-weighted assets)	127,976	11.98%	85,458	8.00%	106,822	10.00%	106,822	10.00%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2020.
CONTRACTUAL OBLIGATIONS

	As of December 31, 2020
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total

FRB Borrowings	$—	$1,954	$—	$—	$1,954
FHLB advances	—	—	22,000	—	22,000
Certificates of deposit $100,000 or more	207,339	90,872	644	—	298,855
Certificates of deposit less than $100,000	30,284	4,952	445	30	35,711
Lease payments	1,408	1,800	420	—	3,628
Subordinated debt	—	—	—	12,062	12,062
Total	$239,031	$99,578	$23,509	$12,092	$374,210
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
CREDIT EXTENSION COMMITMENTS

	December 31,
(in thousands)	2020	2019
Unfunded lines of credit	$331,576	$260,573
Commitments to originate residential loans held for sale	11,444	2,646
Letters of credit	5,102	5,305
Total credit extension commitments	$348,122	$268,524
Unfunded lines of credit represent unused credit facilities to our current borrowers. Lines of credit generally have variable interest rates. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk associated with issuing letters of credit is substantially the same as the risk involved in extending loan facilities to our customers.
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2020:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2020	(2.9)%	(1.8)%	0.0%	2.6%	6.9%	11.6%
Utilizing an economic value of equity (“EVE”) approach, we analyze the risk to capital from the effects of various interest rate scenarios through a long-term discounted cash flow model. This measures the difference between the economic value of our assets and the economic value of our liabilities, which is a proxy for our liquidation value. While this provides some value as a risk measurement tool, management believes EAR is more appropriate to the application of the going concern principle.
The following table illustrates the results of our EVE analysis as of December 31, 2020.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2020	(12.8)%	(6.0)%	0.0%	8.8%	15.5%	21.4%

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
The ALCO committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest bearing liabilities and an interest rate shock simulation model.
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

INTEREST SENSITIVITY GAP

December 31, 2020	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$515,414	$317,129	$272,577	$1,105,120	$520,620	$1,625,740
Securities	4,083	—	2,000	6,083	93,704	99,787
Interest bearing deposits at other financial institutions	126,081	—	—	126,081	—	126,081
Federal funds sold	2,373	—	—	2,373	—	2,373
Total earning assets	$647,951	$317,129	$274,577	$1,239,657	$614,324	$1,853,981

Liabilities
Interest bearing liabilities
Interest bearing deposits	$709,002	$—	$—	$709,002	$—	$709,002
Time deposits	7,577	48,747	181,309	237,633	96,934	334,567
Total interest bearing deposits	716,579	48,747	181,309	946,635	96,934	1,043,569
FHLB Advances	—	—		—	22,000	22,000
Other borrowed funds	—	—	—	—	14,016	14,016
Total interest bearing liabilities	$716,579	$48,747	$181,309	$946,635	$132,950	$1,079,585

Period gap	$(68,628)	$268,382	$93,268	$293,022	$481,374	$774,396
Cumulative gap	$(68,628)	$199,754	$293,022	$293,022	$774,396
Ratio of cumulative gap to total earning assets	(3.70)%	10.77%	15.81%	15.81%	41.77%
_______________
(1)Includes loans held for sale.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Capital Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Raleigh, North Carolina
March 15, 2021

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2020 and 2019

(dollars in thousands)	2020	2019
Assets
Cash and due from banks	$18,456	$10,530
Interest bearing deposits at other financial institutions	126,081	102,447
Federal funds sold	2,373	1,847
Total cash and cash equivalents	146,910	114,824
Investment securities available for sale	99,787	60,828
Restricted investments	3,958	3,966
Loans held for sale	107,154	71,030
U.S. Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans receivable, net of fees	201,018	—
Portfolio loans receivable, net of deferred fees and costs and net of allowance for loan losses of $23,434 and $13,301	1,292,068	1,156,934
Premises and equipment, net	4,464	6,092
Accrued interest receivable	8,134	4,770
Deferred tax asset	6,818	4,263
Foreclosed real estate	3,326	2,384
Other assets	2,956	2,518
Total assets	$1,876,593	$1,427,609

Liabilities
Deposits
Noninterest-bearing, including related party balances of $17,848 and $16,009	$608,559	$291,777
Interest-bearing, including related party balances of $130,586 and $125,304	1,043,569	933,644
Total deposits	1,652,128	1,225,421
Federal Home Loan Bank advances	22,000	32,222
Other borrowed funds	14,016	15,423
Accrued interest payable	1,134	1,801
Other liabilities	28,004	19,411
Total liabilities	1,717,282	1,294,278

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,753,529 and 13,894,842 issued and outstanding	138	139
Additional paid-in capital	50,602	51,561
Retained earnings	106,854	81,618
Accumulated other comprehensive income	1,717	13
Total stockholders' equity	159,311	133,331
Total liabilities and stockholders' equity	$1,876,593	$1,427,609

See Notes to Consolidated Financial Statements
87

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income For the Years Ended December 31, 2020 and 2019

(dollars in thousands except per share data)	2020	2019
Interest income
Loans, including fees	$95,367	$80,131
Investment securities available for sale	1,292	924
Federal funds sold and other	592	1,125
Total interest income	97,251	82,180

Interest expense
Deposits, includes interest expense paid to related parties of $1,015 and $1,727	11,524	13,689
Borrowed funds	1,658	2,153
Total interest expense	13,182	15,842

Net interest income	84,069	66,338
Provision for loan losses	11,242	2,791
Net interest income after provision for loan losses	72,827	63,547

Noninterest income
Service charges on deposits	520	542
Credit card fees	16,966	7,602
Mortgage banking revenue	40,649	15,955
Gain on sale of investment securities available for sale	20	26
Other fees and charges	2,906	1,567
Total noninterest income	61,061	25,692

Noninterest expenses
Salaries and employee benefits	44,359	32,586
Occupancy and equipment	5,170	4,360
Professional fees	4,900	2,871
Data processing	26,917	15,512
Advertising	2,530	2,066
Loan processing	3,811	1,894
Other real estate expenses, net	69	122
Other operating expenses	10,995	7,114
Total noninterest expenses	98,751	66,525
Income before income taxes	35,137	22,714
Income tax expense	9,314	5,819
Net income	$25,823	$16,895

Basic earnings per share	$1.87	$1.23
Diluted earnings per share	$1.87	$1.21

Weighted average common shares outstanding:
Basic	13,793,256	13,733,131
Diluted	13,800,176	13,968,585

See Notes to Consolidated Financial Statements
88

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2020 and 2019

(in thousands)	2020	2019
Net income	$25,823	$16,895

Other comprehensive income (loss):
Unrealized gain on investment securities available for sale	2,340	868
Reclassification of realized gain on sales of investment securities available for sale	(20)	(26)
Unrealized loss on cash flow hedging derivative	—	(5)
	2,320	837
Income tax expense relating to the items above	(616)	(229)
Other comprehensive income	1,704	608
Comprehensive income	$27,527	$17,503

See Notes to Consolidated Financial Statements
89

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2018	13,672,479	137	49,321	65,701	(595)	114,564

Adoption of lease standard				(54)		(54)
Net income	—	—	—	16,895	—	16,895
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	612	612
Unrealized loss on cash flow hedging derivative, net of income taxes	—	—	—	—	(4)	(4)
Stock options exercised, including tax benefit	221,710	2	1,515	(924)	—	593
Shares issued as compensation	29,133	—	301	—	—	301
Stock-based compensation	—	—	795	—	—	795
Shares repurchased and retired	(28,480)	—	(371)	—	—	(371)
Balance, December 31, 2019	13,894,842	139	51,561	81,618	13	133,331

Net income	—	—	—	25,823	—	25,823
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	1,704	1,704
Stock options exercised, including tax benefit	142,901	2	1,083	(163)	—	922
Shares issued as compensation	19,900	—	268	—	—	268
Stock-based compensation	—	—	983	—	—	983
Shares repurchased and retired	(304,114)	(3)	(3,293)	(424)	—	(3,720)
Balance, December 31, 2020	13,753,529	$138	$50,602	$106,854	$1,717	$159,311

See Notes to Consolidated Financial Statements
90

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2020 and 2019

(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$25,823	$16,895
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,242	2,791
Provision for mortgage put-back reserve	598	184
Provision for off balance sheet credit risk	550	173
Net amortization on investments	297	160
Premises and equipment depreciation	844	1,113
Lease asset amortization	1,050	1,238
Stock-based compensation expense	983	795
Director and employee compensation paid in Company stock	268	301
Deferred income tax benefit	(3,170)	(839)
Amortization of debt issuance cost	139	30
Gain on sale of securities available for sale	(20)	(26)
Mortgage banking revenue	(40,649)	(15,955)
Proceeds from sales of loans held for sale	1,313,437	556,640
Originations of loans held for sale	(1,308,912)	(593,189)
Changes in assets and liabilities:
Accrued interest receivable	(3,364)	(308)
Prepaid income taxes and taxes payable	—	81
Other assets	(438)	(418)
Accrued interest payable	(667)	236
Other liabilities	7,446	2,886
Net cash provided by operating activities	5,457	(27,212)

Cash flows from investing activities
Purchases of securities available for sale	(53,926)	(38,587)
Proceeds from maturities, calls and principal paydowns of securities available for sale	16,045	22,119
Proceeds from sale of securities available for sale	965	3,280
Sales (purchases) of restricted investments	8	(1,463)
Net increase in SBA-PPP loans receivable	(201,018)	—
Net increase in loans receivable	(147,319)	(173,076)
Net purchases of premises and equipment	(267)	(303)
Proceeds from sales of foreclosed real estate	—	49
Net cash used in investing activities	(385,512)	(187,981)

See Notes to Consolidated Financial Statements
91

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2020 and 2019

(dollars in thousands)	2020	2019
Cash flows from financing activities
Net increase (decrease) in:
Noninterest bearing deposits	316,782	49,518
Interest bearing deposits	109,925	220,662
Securities sold under agreements to repurchase	—	(3,332)
Federal funds purchased	—	(2,000)
Federal Home Loan Bank advances, net	(10,222)	30,222
Other borrowed funds	(1,546)	—
Repurchase of common stock	(3,720)	(371)
Proceeds from exercise of stock options	922	595
Net cash provided by financing activities	412,141	295,294

Net increase in cash and cash equivalents	32,086	80,101

Cash and cash equivalents, beginning of year	114,824	34,723

Cash and cash equivalents, end of year	$146,910	$114,824

Noncash investing and financing activities:
Loans transferred to foreclosed real estate	$942	$2,291
Change in unrealized gains on investments	$2,320	$842
Change in fair value of loans held for sale	$5,669	1,420
Change in fair value of cash flow hedging derivative	$—	(5)
Establishment of right of use asset	$—	$5,158
Establishment of lease liability	$—	$5,358

Cash paid during the period for:
Taxes	$11,998	$5,451
Interest	$13,849	$15,606

See Notes to Consolidated Financial Statements
92

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 1 - Nature of Business and Basis of Presentation
Nature of Business
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, Columbia and North Bethesda, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans, our residential mortgage banking arm, and issues credit cards through OpenSky®, a secured, digitally-driven, nationwide credit card platform.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 1 - Nature of Business and Basis of Presentation (continued)
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
Portfolio loans and the allowance for loan losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees, deferred origination costs, discounts on loans acquired, and the allowance for loan losses. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods.
The Company has provided short-term deferrals of loan principal and/or interest payments for customers who have been affected by the COVID-19 pandemic. Customers receiving payment deferrals must meet certain criteria, such as being in good standing and not more than 30 days past due prior to the pandemic. In most cases, the deferred principal and/or interest amounts will be collected at the end of the life of the loan and will not accrue additional interest. The granting of a deferral of principal and/or interest under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted on March 27, 2020, and based on interagency guidelines, does not subject the loan to the past due, non-accrual, or troubled debt restructurings (“TDR”) policies described below. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume based in the number of days of delinquency as at the date of modification. The following discussions of past due, non-accrual and TDR policies remain valid for situations not covered by the CARES Act.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 1 - Nature of Business and Basis of Presentation (continued)
Outstanding portfolio loans deferred due to COVID-19, which decreased by 78.9 percent from $144.0 million at June 30, 2020 to $30.5 million at December 31, 2020, are shown in the table below:

Loan Modifications (1)
(dollars in millions)
	December 31, 2020			June 30, 2020
		Deferred Loans		Deferred Loans
Sector	Total Loans Outstanding	Balance	# of Loans Deferred	Balance	# of Loans Deferred
Accommodation & Food Services	$89.1	$14.7	16	$42.6	36
Real Estate and Rental Leasing	508.7	5.5	10	45.6	67
Other Services Including Private Households	174.2	1.1	3	17.3	36
Educational Services	20.9	—	—	9.8	6
Construction	260.1	—	—	4.2	6
Professional, Scientific, and Technical Services	86.3	1.4	3	5.0	11
Arts, Entertainment & Recreation	39.0	0.7	2	5.0	9
Retail Trade	24.6	0.3	1	3.0	8
Healthcare & Social Assistance	88.5	0.9	1	4.7	11
Wholesale Trade	13.6	—	—	0.9	1
All other (1)	216.1	5.9	7	5.9	13
Total	$1,521.1	$30.5	43	$144.0	204
_______________ (1) Excludes the minor modifications and deferrals made for OpenSky® secured card customers.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 1 - Nature of Business and Basis of Presentation (continued)
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
Management believes that the allowance for loan losses is adequate; however, determination of the allowance is inherently subjective and requires significant estimates. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. In addition, various banking agencies,as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the Bank’s loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their evaluation of information available to them at the time of their examination. The review of the adequacy of the allowance for loan losses includes an assessment of the fair value adjustment for acquired loans in accordance with generally accepted accounting principles.
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related property generally over two to seven years. Leasehold improvements are amortized over the estimated term of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is less. Expenditures for maintenance, repairs, and minor replacements are charged to noninterest expenses as incurred. The costs of major renewals and improvements are capitalized, these costs would be included as a component of premises and equipment expenses.
Leases
During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The Company elected to apply the practical expedients permitting entities to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 1 - Nature of Business and Basis of Presentation (continued)
3) initial direct costs for any existing leases. Additionally, as provided by ASU 2016-02, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of 12 months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term.
The Company has adopted the guidance using the modified retrospective approach on January 1, 2019 and elected the practical expedients for transition including the transition option provided in ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allowed the Company to initially apply the new leases standard at the adoption date. Consequently, the reporting for the comparative periods presented continued to be in accordance with ASC Topic 840, Leases. Therefore, the 2018 financial results and disclosures have not been adjusted.
The Company accounts for our existing operating leases consistent with prior guidance except for the incremental balance sheet recognition for leases. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $5.2 million and $5.4 million, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $146 thousand of deferred rent, which was reclassified to lease liabilities, and the remainder was recorded as an adjustment to retained earnings in the amount of $54 thousand. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. Additional information is included in Note 7 - Leases.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 1 - Nature of Business and Basis of Presentation (continued)
management judgment may be necessary to estimate fair value. In developing our fair value estimates, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs.
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
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At December 31, 2020 and 2019, there were 504,861 and 7,628 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 1 - Nature of Business and Basis of Presentation (continued)
The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

Earnings Per Share	For the Years Ended December 31,
	2020			2019
(dollars in thousands, except per share information)	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$25,823	13,793,256	$1.87	$16,895	13,733,131	$1.23
Effect of dilutive securities	—	6,920		—	235,454
Dilutive EPS per common share	$25,823	13,800,176	$1.87	$16,895	13,968,585	$1.21
Comprehensive income
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only two components of other comprehensive income are unrealized gains and losses on investment securities available for sale, net of income taxes, and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company's accumulated other comprehensive income as of December 31, 2020, and 2019 are as follows:

Comprehensive Income	For the Years Ended December 31,
(in thousands)	2020	2019
Unrealized gains on securities available for sale	$2,337	$18
Deferred tax expense	(620)	(5)
Total accumulated comprehensive income	$1,717	$13
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

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
In March 2020, the FASB released ASU 2020-04 - Reference Rate Reform, Topic 848, which provides guidance to provide temporary guidance to ease the potential accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of London Interbank Offered Rate (“LIBOR”) likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12,2020 and December 31, 2022. The Company is currently evaluating products and preparing to offer new rates. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
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
Note 2 - Cash and Cash Equivalents
    Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 2020 and 2019, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2019 and 2018
Note 3 - Investment Securities
The investment securities portfolio consists primarily of U.S. government sponsored entity securities, asset-backed securities, securities issued by states, counties and municipalities, corporate bonds and mortgage backed securities (“MBS”). The asset-backed securities are comprised of student loan collateral issued by the Federal Family Education Loan Program (“FFELP”) which includes a minimum of a 97% government repayment guarantee, as well as additional support in excess of the government guaranteed portion.

Note 3 - Investment Securities (continued)
The amortized cost and estimated fair value of investment securities at December 31, 2020 and 2019 are summarized as follows:

Investment Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
December 31, 2020
Asset-backed securities	$10,839	$42	$—	$10,881
Municipal	10,836	108	(17)	10,927
Corporate	5,759	30	(22)	5,767
Mortgage-backed securities	70,016	2,208	(12)	72,212
	$97,450	$2,388	$(51)	$99,787

December 31, 2019
U.S. government-sponsored agencies	$1,000	$—	$(1)	$999
Municipal	515	13	—	528
Corporate	2,542	46	(23)	2,565
Mortgage-backed securities	56,754	117	(135)	56,736
	$60,811	$176	$(159)	$60,828
Proceeds from sales of the security sold during the year ended December 31, 2020 and 2019 were $1.0 million and $3.3 million respectively, and resulted in aggregate realized gains of $20 thousand for December 31, 2020 and aggregate realized gains of $26 thousand for the same period in 2019.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Information related to unrealized losses in the investment portfolio as of December 31, 2020 and 2019 are as follows:

Investment Securities Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
December 31, 2020
Asset-backed securities	$—	$—	$—	$—	$—	$—
Municipal	3,151	(17)	—	—	3,151	(17)
Corporate	1,994	(6)	244	(16)	2,238	(22)
Mortgage-backed securities	2,410	(12)	—	—	2,410	(12)
	$7,555	$(35)	$244	$(16)	$7,799	$(51)

December 31, 2019
U.S. government-sponsored agencies	$—	$—	$999	$(1)	$999	$(1)
Municipal	—	—	—	—	—	—
Corporate	—	—	519	(23)	519	(23)
Mortgage-backed securities	21,487	(78)	5,246	(57)	26,733	(135)
	$21,487	$(78)	$6,764	$(81)	$28,251	$(159)
At December 31, 2020, there was one corporate security that has been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
Note 3 - Investment Securities (continued)
A summary of pledged securities at December 31, 2020 and 2019 is shown below:

Pledged Securities
	For the Years Ended December 31,
	2020		2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal Home Loan Bank advances	1,142	1,189	1,508	1,522
	$1,142	$1,189	$1,508	$1,522

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Contractual maturities of U.S. government-sponsored agencies, asset-backed, municipal, corporate and mortgage-backed securities at December 31, 2020 and 2019 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities - Contractual Maturities
	For the Years Ended December 31,
	2020		2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$1,542	$1,518
Over one to five years	—	—	—	—
Over five to ten years	5,500	5,524	2,000	2,046
Over ten years	21,934	22,051	515	528
Mortgage-backed securities(1)	70,016	72,212	56,754	56,736
	$97,450	$99,787	$60,811	$60,828
_____
(1)    Mortgage-backed securities are due in monthly installments.

Note 4 - SBA-PPP Loans
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
At December 31, 2020, SBA-PPP loans receivable, which totaled $204.9 million, are all rated as pass credits, not past due, nonaccrual, TDR, or otherwise impaired. Earned fees for the year are $2.8 million and unearned net fees associated with the SBA-PPP loans amounted to $3.9 million at December 31, 2020. There were no outstanding commitments to extend additional SBA-PPP loans at December 31, 2020.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable
Major categories of portfolio loans are as follows:

Portfolio Loan Categories
	December 31,
(in thousands)	2020	2019
Real estate:
Residential	$437,860	$427,926
Commercial	392,550	348,091
Construction	224,904	198,702
Commercial	157,127	151,109
Credit card	102,186	45,526
Other consumer	1,649	1,285
	1,316,276	1,172,639
Deferred origination fees, net	(774)	(2,404)
Allowance for loan losses	(23,434)	(13,301)
Portfolio loans receivable, net	$1,292,068	$1,156,934
The Company makes loans to customers located primarily in the Washington, D.C. metropolitan area. Although the loan portfolio is diversified, its performance will be influenced by the regional economy. The Company’s portfolio loan categories are described below.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2020, there were approximately $200.3 million of owner-occupied commercial real estate loans, representing approximately 15.2% of the total loan portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans have initial fixed rate terms that adjust typically at 5 years and origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are generally diverse in terms and type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months, the Company generally transitions the end purchaser to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loan. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as the borrower’s trends of sales valuations as compared to underwriting valuations as part of the ongoing risk management efforts. The borrowers’ progress in construction buildout is closely monitored and the original underwriting guidelines for construction milestones and completion timelines are enforced.
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
Credit Cards. Through the OpenSky® credit card division, the Company offers credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Substantially all of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $98.5 million and $43.3 million of the credit card balances were secured by savings deposits held by the Bank as of December 31, 2020 and 2019, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans such as term loans, car loans or boat loans are offered.
Acquired loans through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. The remaining nonaccretable discounts on loans acquired were $285 thousand at December 31, 2020 and 2019. Loans with nonaccretable discounts had a carrying value of $0.8 million and $0.9 million as of December 31, 2020 and 2019, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
The activity in the accretable discounts on loans acquired was as follows:

Accretable Discounts on Loans Acquired
	December 31,
(in thousands)	2020	2019
Accretable discount at beginning of period	$429	$438
Accretion and payoff of loans	(208)	(9)
Accretable discount at end of period	$221	$429
The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors. The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans as of December 31, 2020 and 2019.

Allowance for Loan Losses
(in thousands)		Provision for Loan Losses				Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
December 31, 2020	Beginning Balance		Charge-Offs	Recoveries	Ending Balance	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$4,135	$3,018	$—	$—	$7,153	$—	$7,153	$4,687	$433,173
Commercial	3,572	3,214	—	—	6,786	—	6,786	2,358	390,192
Construction	2,668	2,216	(296)	7	4,595	—	4,595	1,736	223,168
Commercial	1,548	1,102	(233)	—	2,417	253	2,164	1,182	155,945
Credit card (1)	1,368	1,681	(637)	50	2,462	—	2,462	—	102,186
Other consumer (1)	10	11	—	—	21	—	21	—	1,649
	$13,301	$11,242	$(1,166)	$57	$23,434	$253	$23,181	$9,963	$1,306,313

December 31, 2019
Real estate:
Residential	$3,541	$634	$(40)	$—	$4,135	$—	$4,135	$2,192	$425,734
Commercial	3,003	556	—	13	3,572	—	3,572	1,433	346,658
Construction	2,093	575	—	—	2,668	—	2,668	—	198,702
Commercial	1,578	299	(331)	2	1,548	119	1,429	474	150,635
Credit card (1)	1,084	726	(461)	19	1,368	—	1,368	—	45,526
Other consumer (1)	9	1	—	—	10	—	10	—	1,285
	$11,308	$2,791	$(832)	$34	$13,301	$119	$13,182	$4,099	$1,168,540

_______________
(1) Credit cards loans are collectively evaluated by past due status and as such are not individually risk rated.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
Past due portfolio loans, segregated by delinquency and class of loans, as of December 31, 2020 and 2019 were as follows:

Portfolio Loans Past Due		Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More days Past Due	Nonaccrual Loans
	Loans 30-89 Days Past Due
(in thousands)
December 31, 2020
Real estate:
Residential	$1,029	$3,539	$4,568	$433,292	$437,860	$—	$3,581
Commercial	36	2,583	2,619	389,931	392,550	225	2,358
Construction	1,444	442	1,886	223,018	224,904	—	1,886
Commercial	486	741	1,227	155,900	157,127	—	1,182
Credit card	13,811	6	13,817	88,369	102,186	6	—
Other consumer	—	—	—	1,649	1,649	—	—
	$16,806	$7,311	$24,117	$1,292,159	$1,316,276	$231	$9,007

Acquired loans included above	$36	$565	$601	$4,675	$5,276	$225	$381

December 31, 2019
Real estate:
Residential	$704	$2,436	$3,140	$424,786	$427,926	$374	$2,192
Commercial	275	1,671	1,946	346,145	348,091	237	1,433
Construction	756	—	756	197,946	198,702	—	—
Commercial	172	353	525	150,584	151,109	—	474
Credit card	5,526	8	5,534	39,992	45,526	8	—
Other consumer	—	—	—	1,285	1,285	—	—
	$7,433	$4,468	$11,901	$1,160,738	$1,172,639	$619	$4,099

Acquired loans included above	$305	$1,243	$1,548	$4,873	$6,421	$464	$880

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
Impaired loans also include acquired loans for which management has recorded a nonaccretable discount. Impaired loans as of December 31, 2020 and 2019 were as follows:

Impaired Portfolio Loans
	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
(in thousands)
December 31, 2020
Real estate
Residential	$3,960	$3,726	$—	$3,726	$—	$3,982	$136
Commercial	2,490	2,358	—	2,358	—	2,519	46
Construction	1,996	1,886	—	1,886	—	1,809	15
Commercial	1,344	791	391	1,182	253	1,826	58
	$9,790	$8,761	$391	$9,152	$253	$10,136	$255

Acquired loans included above	$548	$381	$—	$381	$—	$555	$3

December 31, 2019
Real estate
Residential	$2,309	$2,192	$—	$2,192	$—	$2,510	$8
Commercial	1,477	1,433	—	1,433	—	1,620	18
Commercial	574	201	273	474	119	777	9
	$4,360	$3,826	$273	$4,099	$119	$4,907	$35

Acquired loans included above	$1,148	$880	—	$880	$—	$1,164	$18
There were $175 thousand and $481 thousand, respectively, of loans secured by one to four family residential properties in the process of foreclosure as of December 31, 2020 and 2019.
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
The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of loans characterized as classified is as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
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
Doubtful
A doubtful loan has all the weaknesses associated with a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
The following table presents the balances of classified loans based on the risk grade. The Company grades all credit cards loans as Pass. Classified loans include Special Mention, Substandard, and Doubtful loans:

Classified Loans
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial	145,365	9,766	1,996	—	157,127
Credit card	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Total	$1,280,828	$22,909	$12,539	$—	$1,316,276

December 31, 2019
Real estate:
Residential	$425,661	$—	$2,265	$—	$427,926
Commercial	340,313	6,345	1,433	—	348,091
Construction	198,702	—	—	—	198,702
Commercial	145,178	4,505	1,426	—	151,109
Credit card	45,526	—	—	—	45,526
Other consumer	1,285	—	—	—	1,285
Total	$1,156,665	$10,850	$5,124	$—	$1,172,639
________________________
(1) Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch, in addition to credit card loans which are not individually graded.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
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

Troubled Debt Restructurings
	Number of Contracts	Recorded Investment
(dollars in thousands)		Performing	Nonperforming	Total
December 31, 2020
Real estate:
Residential	3	$—	$145	$145
Commercial	2	—	294	294
Total	5	$—	$439	$439

Acquired loans included above	3	$—	$145	$145

December 31, 2019
Real estate:
Residential	3	$—	$145	$145
Commercial	2	—	314	314
Total	5	$—	$459	$459

Acquired loans included above	3	$—	$145	$145
During the year ended December 31, 2020, the Company did not incur any new TDR loans. The Company had no defaulted TDR loans in the twelve months ended December 31, 2020. Of the five loans designated as TDR at December 31, 2019, three loans were classified as TDR due to changes in interest rates and payment terms, and two loans had a principal payment adjustment.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
Outstanding loan commitments were as follows:

Loan Commitments
	For the Year Ended December 31,
(in thousands)	2020	2019
Unused lines of credit
Commercial	$15,973	$13,754
Commercial real estate	32,398	26,407
Residential real estate	20,848	31,411
Home equity	118,843	114,999
Commercial and industrial	50,877	36,442
Credit Card	92,452	37,517
Personal	185	43
Construction commitments:
Residential real estate	—	—
Commercial real estate	—	—
	$331,576	$260,573

Commitments to originate residential loans held for sale	$11,444	$2,646

Letters of credit	$5,102	$5,305

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
As of December 31, 2020 and 2019, respectively, the Company had an allowance for off-balance-sheet credit risk of $1.8 million and $1.2 million, recorded in other liabilities on the consolidated balance sheet.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 5 - Portfolio Loans Receivable (continued)
The Company maintains a reserve for off-balance sheet items such as unfunded lines of credit. Activity for this account is as follows:

Off-Balance Sheet Reserve
(in thousands)	2020	2019
Balance at beginning of period	$1,226	$1,053
Add: Provision	550	173
Add: Recoveries	—	—
Less: Charge-offs	—	—
Balance at end of period	$1,776	$1,226
The Company makes representations and warranties that loans sold to investors meet their program's guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program non-compliance, early payment default, and fraud or borrower misrepresentations.
The Company maintains a reserve for potential losses on mortgage loans sold. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	2020	2019
Balance at beginning of period	$576	$501
Add: Provision	598	184
Add: Recoveries	—	—
Less: Charge-offs	(14)	(109)
Balance at end of period	$1,160	$576

Note 6 - Premises and Equipment
Premises and equipment and the related depreciation and amortization consist of the following:

Premises and Equipment
(in thousands)	2020	2019
Leasehold improvements	$1,694	$1,688
Furniture and equipment	4,635	4,622
Vehicle	54	54
Software	2,518	2,517
Construction in progress	6	—
	8,907	8,881
Less: Accumulated depreciation and amortization	7,554	6,709
Premises and equipment	1,353	2,172
Net lease asset	3,111	3,920
Premises and equipment, net	$4,464	$6,092

Depreciation and amortization expense	$844	$1,113

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 7 - Leases
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
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.23%. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of December 31, 2020, the Company’s lease ROU assets and related lease liabilities were $3.1 million and $3.4 million, respectively, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of December 31, 2020, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	December 31, 2020
Lease Right-of-Use Asset
Lease asset	5,399
Less: Accumulated amortization	(2,288)
Net lease asset	3,111

Lease Liability
Lease liability	$5,577
Less: Accumulated amortization	(2,137)
Net lease liability	$3,440

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 7 - Leases (continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	December 31, 2020
Amounts due in:
2021	$1,408
2022	1,023
2023	777
2024	420
Total lease payments	$3,628
Operating lease and rent expense was $1.6 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.
Note 8 - Derivative Financial Instruments
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
On January 7, 2015, the Company entered into an interest rate swap transaction with a notional amount of $2 million. The swap qualifies as a derivative and is designated as a hedging instrument. The swap fixed the interest rate the Company paid on the floating rate junior subordinated debentures for four years beginning on March 16, 2015 and matured on March 16, 2019. Based on the notional amount, the Company paid its counterparty quarterly interest at a fixed rate, and the counterparty paid the Company interest at a rate of three‑month LIBOR plus 1.87%.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 8 - Derivative Financial Instruments (continued)
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	December 31, 2020	December 31, 2019
Notional amount of open forward sales agreements	$38,000	$61,000
Fair value of open forward delivery sales agreements	(179)	(125)
Notional amount of open mandatory delivery commitments	15,531	22,888
Fair value of open mandatory delivery commitments	179	122
Notional amount of interest rate lock commitments	34,827	32,365
Fair value of interest rate lock commitments	148	115

Note 9 - Interest-Bearing Deposits
Major categories of interest bearing deposits are as follows:

Interest-Bearing Deposits
(in thousands)	2020	2019
Interest-bearing demand accounts	$257,126	$174,166
Money market accounts	447,077	429,078
Savings	4,800	3,675
Certificates of deposit of $250,000 or more	134,752	115,311
Other time deposits	199,814	211,414
Total interest-bearing deposits	$1,043,569	$933,644
The aggregate amount of brokered certificates of deposit was $45.1 million and $88.8 million at December 31, 2020 and 2019, respectively. The aggregate amount of Certificate of Deposit Account Registry Service (“CDARS”) deposits was $10.7 million and $5.0 million at December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company’s certificates of deposit from listing services amounted to $62.5 million or 3.8% of our deposits.
Certificates of deposit, as of December 31, 2020, mature as follows:

Maturities of Certificates of Deposit
(in thousands)
2021	$237,623
2022	93,909
2023	1,915
2024	760
2025, and thereafter	359
$334,566

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 10 - Securities Sold Under Agreements to Repurchase
The Company formerly sold securities under repurchase agreements to provide cash management services to commercial account customers. These borrowings are summarized as follows:

Securities Sold Under Agreements to Repurchase
(dollars in thousands)	2020	2019
Average amount outstanding	$—	$1,287
Average rate paid during the year	—%	1.75%
Maximum amount outstanding at month end	$—	$3,400

Investment securities pledged to secure the underlying agreements at year end:
Amortized cost	$—	$—
Fair value	—	—
Note 11 - Borrowed Funds
As of December 31, 2020 and 2019, the Company was indebted as follows:

Borrowed Funds
	2020		2019
(dollars in thousands)	Balance	Interest	Balance	Interest
FHLB fixed rate advance due October 16, 2025	$22,000	0.93%	$—	—%
FHLB principal reducing advance due May 10, 2022	—	—	32,222	2.40
Total - FHLB advances	$22,000		$32,222

Junior subordinated debentures due June 15, 2036	$2,062	2.09%	$2,062	3.76%
Other subordinated notes due November 30, 2030	10,000	5.00	—	—
Other subordinated notes due December 1, 2025	—	—	13,500	6.95
FRB advances under the SBA-PPP Liquidity Facility	1,954	—	—	—
Less: Unamortized debt issuance costs	—		(139)
Total - Other borrowed funds	$14,016		$15,423
Federal Home Loan Bank Advances
The Federal Home Loan Bank fixed rate advance accrues interest on a daily basis and is paid semi-annually.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 11 - Borrowed Funds (Continued)
The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures for the Trust will mature on June 15, 2036, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated June 15, 2006) of the Company. The Floating Rate Debentures for the Trust accrue interest at a floating rate equal to the three-month LIBOR plus 1.89%, payable quarterly. As of December 31, 2020 and 2019, the rate for the Trust was 2.09% and 3.76%, respectively. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.
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
The junior subordinated debentures are treated as Tier 1 capital by the Company, to a limited extent, by the Federal Reserve.
Other subordinated notes
On November 24, 2015, the Company issued $13.5 million of subordinated notes. The notes had a maturity date of December 1, 2025 and were called December 1, 2020. The notes bear interest at 6.95% for the first five years, then adjust to the three‑month LIBOR plus 5.33% adjusted on March 1, June 1, September 1, and December 1 of each year. Interest is payable quarterly. There were related debt issuance costs incurred totaling $278,231. The costs were amortized to interest expense through the maturity date of the notes.
On November 30, 2020, the Company issued $10.0 million of subordinated notes. The notes mature on November 30, 2030 and are redeemable in whole or part on November 30, 2025. The notes bear interest at a fixed annual rate of 5.00% for the first five years, then adjust quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the three-month SOFR, plus 490 basis points. There were related debt issuance costs incurred totaling $50,000 which were fully expensed at the time of issuance. The Company used the proceeds from the offering to redeem the outstanding $13.5 million, 6.95% fixed-to-floating rate subordinated notes.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 11 - Borrowed Funds (Continued)
Available lines of credit
The Company has available lines of credit of $76.0 million with other correspondent banks. There were no outstanding line of credit balances at December 31, 2020 and December 31, 2019.
The Company may borrow up to 25% of its assets from the FHLB, based on collateral available to pledge to secure the borrowings. Borrowings from the FHLB are secured by a portion of the Company’s loan and/or investment portfolio. As of December 31, 2020 and 2019, the Company had pledged loans providing borrowing capacity of $222.0 million and $193.7 million, respectively. As of December 31, 2020 and 2019, the Company had pledged investment securities with a fair value of $1.2 million and $1.5 million, respectively, to the FHLB. As of December 31, 2020 and 2019, the Company had available borrowing capacity, net of advances and amounts pledged for letters of credit, from the FHLB of $201.2 million and $140.5 million, respectively.
As of December 31, 2020 and 2019, the Company had pledged commercial loans to the Federal Reserve Bank of Richmond to secure a borrowing capacity totaling $15.6 million and $12.5 million, respectively, under its discount window program. In addition, the Company had the ability to borrow from the SBA-PPP Liquidity Facility by pledging SBA-PPP loans. As of December 31, 2020 the company pledged $2.0 million under this facility and had the funds advanced. Additionally, there was $201.0 million of SBA-PPP loans remaining available to pledge as collateral to enable the Company to borrow under the program. l
The Company limits its certificate of deposit funding through financial networks to 15% of the Bank’s assets, or approximately $277.1 million and $209.5 million as of December 31, 2020 and 2019, respectively. Amounts outstanding were $45.1 million and $88.8 million as of December 31, 2020 and 2019, respectively.
Note 12 - Retirement Plan
The Company provides a defined contribution plan qualifying under Section 401(k) of the Internal Revenue Code to eligible employees. The Company contributes 3% of eligible compensation on behalf of all full‑time employees up to limits prescribed by the Internal Revenue Code. The Company’s contribution to the plan was $879 thousand in 2020 and $691 thousand in 2019.
Note 13 - Related-Party Transactions
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
Activity in related-party loans during 2020 and 2019 is shown below:

Related Party Loans
(in thousands)	2020	2019
Balance at beginning of year	$22,112	$13,221
Add: New loans	99	14,583
Less: Amounts collected	(2,936)	(5,692)
Balance at end of year	$19,275	$22,112

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 13 - Related-Party Transactions (continued)
Deposits from officers and directors and their related interests were $148.4 million at December 31, 2020, and $141.3 million at December 31, 2019.
A director of the Company owns an interest in an entity from which the Company leases space for one of its Rockville, Maryland locations. Payments made in accordance with the lease were $76 thousand and $74 thousand in 2020 and 2019, respectively.
Company directors, or their related interests, held $3.3 million of the subordinated notes outstanding as of December 31, 2020. These notes hold a fixed rate of interest until November 30, 2025, after which it converted to variable rate.
Company directors, or their related interests, did not hold any participation loans from the Bank as of December 31, 2020 and held $171 thousand as of December 31, 2019. Company and Bank directors, or their related interests, held $121 thousand and $364 thousand of participation loans from Church Street Capital as of December 31, 2020 and 2019, respectively.
Note 14 - Income Taxes
The components of income tax expense are as follows:

Income Tax Expense
	For the Years Ended December 31,
(in thousands)	2020	2019
Current:
Federal	$9,489	$5,151
State	2,995	1,507
Total current expense	12,484	6,658
Deferred tax benefit	(3,170)	(839)
Total income tax expense	$9,314	$5,819

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 14 - Income Taxes (continued)
The components of the net deferred tax asset at December 31, 2020 and 2019 are:

Net Deferred Tax Asset
(in thousands)	2020	2019
Deferred tax assets:
Allowance for loan and credit losses	$6,666	$3,977
Reserve for recourse on mortgage loans sold	308	158
Nonaccrual interest	18	19
Foreclosed real estate write-downs	22	3
Stock-based compensation	276	251
Long-term incentive program	302	266
Core deposit intangible	17	21
Lease liability net of right-of-use asset	87	—
Net operating loss carryforward	123	178
	7,819	4,873
Deferred tax liabilities:
Unrealized gains on investment securities available for sale	620	5
Unrealized gain on loans held for sale	67	72
Accumulated depreciation	190	355
Deferred casualty gain	1	1
	878	433
Net deferred tax asset before valuation allowance	6,941	4,440
Less: Valuation allowance	123	177
Net deferred tax asset	$6,818	$4,263
The differences between the federal income tax rate and the effective tax rate for the Company are reconciled as follows:

Reconciliation of Federal Tax Rate to the Effective Rate
	2020	2019
Statutory federal income tax rate	21.00%	21.00%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	5.40	6.02
Nondeductible expenses	0.49	0.73
Tax exempt income	(0.01)	(0.03)
Other	(0.37)	(2.10)
Effective Tax Rate	26.51%	25.62%
Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the net deferred tax assets to net realizable value. As of December 31, 2020, management has determined that it is more likely than not that the majority of the deferred tax asset from continuing operations will be realized. At December 31, 2020 and 2019, a valuation allowance of $123 thousand and $177 thousand was recognized, respectively, for a State of Maryland net operating loss carryforward that may not be realizable.
The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2017 .

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 15 - Capital Standards
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
Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2020 and 2019, the capital levels of the Company and the Bank substantially exceeded all applicable capital adequacy requirements.
As of December 31, 2020 the most recent notification from the OCC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.
The following table presents actual and required capital ratios as of December 31, 2020 and 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and 2019 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Based on recent changes to the Federal Reserve’s definition of a “Small Bank Holding Company” that increased the threshold to $3 billion in assets, the Company is not currently subject to separate minimum capital measurements. At such time as the Company reaches the $3 billion asset level, it will again be subject to capital measurements independent of the Bank. For comparison purposes, the Company’s ratios are presented in the following table as well, all of which would have exceeded the “well-capitalized” level had the Company been subject to separate capital minimums.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 15 - Capital Standards (continued)

Regulatory Capital
	Actual		Minimum Capital Adequacy		To Be Well Capitalized		Full Phase In of Basel III
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
The Company
Tier 1 leverage ratio (to average assets)	$159,656	8.78%	$72,770	4.00%	N/A	N/A	$90,962	5.00%
Tier 1 capital (to risk-weighted assets)	159,656	13.10%	73,100	6.00%	N/A	N/A	97,467	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	157,594	12.94%	$54,825	4.50%	N/A	N/A	79,192	6.50%
Total capital ratio (to risk-weighted assets)	185,008	15.19%	$97,467	8.00%	N/A	N/A	121,834	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$135,527	7.44%	$72,770	4.00%	$90,962	5.00%	$90,962	5.00%
Tier 1 capital (to risk-weighted assets)	135,527	12.06%	71,731	6.00%	95,642	8.00%	95,642	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	135,527	12.06%	53,798	4.50%	77,709	6.50%	77,709	6.50%
Total capital ratio (to risk-weighted assets)	150,593	13.40%	95,642	8.00%	119,552	10.00%	119,552	10.00%

December 31, 2019
The Company
Tier 1 leverage ratio (to average assets)	$135,380	9.96%	$54,397	4.00%	N/A	N/A	$67,996	5.00%
Tier 1 capital (to risk-weighted assets)	135,380	12.31%	66,011	6.00%	N/A	N/A	88,015	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	133,318	12.12%	49,508	4.50%	N/A	N/A	71,512	6.50%
Total capital ratio (to risk-weighted assets)	149,142	13.56%	88,015	8.00%	N/A	N/A	110,018	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$114,613	8.65%	$53,005	4.00%	$66,256	5.00%	$66,256	5.00%
Tier 1 capital (to risk-weighted assets)	114,613	10.73%	64,093	6.00%	85,458	8.00%	85,458	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	114,613	10.73%	48,070	4.50%	69,435	6.50%	69,435	6.50%
Total capital ratio (to risk-weighted assets)	127,976	11.98%	85,458	8.00%	106,822	10.00%	106,822	10.00%

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 16 - Stock-Based Compensation
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
The expense recognition of employee stock option and restricted stock awards resulted in net expense of approximately $1.0 million and $858 thousand during the years ended December 31, 2020 and 2019, respectively.
Stock options:
The Company currently has two incentive compensation plans with outstanding stock options, the 2002 Stock Option Plan and the 2017 Stock and Incentive Compensation Plan (“the Plan”). Only the Plan, which authorizes the use of stock options, stock appreciation rights, restricted stock and/or restricted stock, is available to grant options and shares to employees and directors. At inception the Plan allowed for up to 1,120,000 shares of common stock to be issued. As of December 31, 2020, there are 144,049 shares available for future grant. Shares of common stock related to any unexercised or unvested award granted under the Plan that terminate or expire, or are subsequently forfeited or cancelled for any reason, become available for re-grant under the Plan. Option prices are equal to or greater than the estimated fair value of the common stock at the date of grant. Options outstanding vest over a four-year period, whereby 25% of the options become exercisable on each anniversary of the grant date.
Information with respect to options outstanding during the years ended December 31, 2020 and 2019 is as follows:

Stock Options Outstanding
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,308,047	$11.00	1,431,860	$9.38
Add: Granted	205,100	13.95	249,300	14.29
Less: Exercised	(142,901)	7.72	(221,710)	6.88
Less: Retired on exercise	(137,334)	7.90	(141,955)	6.90
Less: Expired/cancelled/forfeited	(63,499)	11.60	(9,448)	10.89
Outstanding at end of year	1,169,413	$12.21	1,308,047	$11.00
Exercisable at end of year	567,593	$11.13	592,782	$9.40
The weighted average fair value of options granted during the years ended December 31, 2020 and 2019, was $7.37 and $4.30, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 16 - Stock-Based Compensation (continued)
A summary of information about stock options outstanding is as follows:

Stock Option Summary
	Weighted Average Exercise Price	Average Remaining Life (years)	Outstanding Shares	Exercisable Shares
December 31, 2020
	$8.50	1.00	172,976	172,976
	10.70	4.30	2,500	—
	11.13	4.30	500	—
	11.38	3.00	306,437	152,953
	11.41	4.00	20,000	5,000
	12.38	2.00	238,100	177,450
	12.80	2.80	7,000	3,500
	13.89	5.00	177,100	—
	14.38	4.10	5,000	—
	14.54	4.00	219,800	55,714
	14.89	4.00	20,000	—
Total outstanding options	12.21	3.00	1,169,413	567,593
Intrinsic value on December 31, 2020			2,164,598	1,620,892

December 31, 2019
	$7.50	1.0	236,212	231,212
	8.50	2.0	202,435	142,885
	11.38	4.0	346,500	86,635
	11.41	4.0	20,000	—
	12.38	3.0	266,600	130,300
	12.80	3.8	7,000	1,750
	14.54	5.0	229,300	—
Total outstanding options	11.00	3.1	1,308,047	592,782
Intrinsic value on December 31, 2019			5,089,032	3,256,491
The aggregate intrinsic value as presented in the preceding tables is the difference between the estimated fair value of the stock as of December 31, 2020 and 2019, and the exercise price of the option multiplied by the number of options outstanding. Stock options with exercise prices greater than the estimated fair value of the stock are not included in this calculation.
Total unrecognized compensation expense related to stock options to be recognized over the next five years was $0.8 million and $1.7 million at December 31, 2020 and 2019, respectively.
The intrinsic value of stock options exercised was $0.9 million and $1.8 million during the years ended December 31, 2020 and 2019, respectively.
The weighted average fair value of options granted during 2020 and 2019 were estimated using the

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 16 - Stock-Based Compensation (continued)
Black-Scholes option-pricing model with the following weighted average assumptions:

Stock Option Pricing Assumptions
	2020	2019
Dividend yield	0.00%	0.00%
Risk free interest rate	0.43%	1.75%
Expected volatility	64.46%	34.79%
Expected life in years	5	5
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 16 - Stock-Based Compensation (continued)
Nonvested restricted stock for the years ended December 31, 2020 and 2019 is summarized in the following table.

Restricted Stock Summary
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	19,500	$12.38	38,000	$10.32
Add: Granted	16,713	14.36	—	—
Less: Vested	(5,500)	12.38	(18,500)	8.16
Less: Forfeited	—	—	—	—
Nonvested at end of year	30,713	$13.46	19,500	$12.38
The vesting schedule of restricted shares as of December 31, 2020 is as follows:

Restricted Stock Vesting Schedule
Year	Shares
2021	9,678
2022	9,678
2023	7,178
2024	4,179
30,713
There was $121 thousand and $176 thousand of total unrecognized compensation expense related to nonvested restricted stock at December 31, 2020 and 2019, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 17 - Parent Company Financial Information
The balance sheets as of December 31, 2020 and 2019 and statements of income and cash flows for the years then ended, for Capital Bancorp, Inc. (Parent only) are presented below.

Parent Company Only Balance Sheets

(in thousands)	2020	2019
Assets
Cash and cash equivalents	$2,777	$2,391
Investment in Bank	137,244	114,626
Investment in Church Street Capital	4,161	3,755
Investment in Trust	62	62
Loans receivable, net of allowance for loan losses of $258 at both December 31, 2020 and 2019, respectively	26,999	28,044
Accrued interest receivable	300	98
Due from subsidiaries	—	16
Prepaid income taxes	—	9
Deferred income taxes	86	65
Total assets	$171,629	$149,066

Liabilities and Stockholders’ Equity
Borrowed funds	$12,062	$15,423
Accrued interest payable	43	82
Other liabilities	213	230
Total liabilities	12,318	15,735
Stockholders’ equity
Common stock	138	139
Additional paid-in capital	50,602	51,561
Retained earnings	106,854	81,618
Accumulated other comprehensive income	1,717	13
Total stockholders’ equity	159,311	133,331
Total liabilities and stockholders’ equity	$171,629	$149,066

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 17 - Parent Company Financial Information (continued)

Parent Company Only Statements of Income

(in thousands)	2020	2019
Interest and dividend income	$1,662	$1,650
Dividend from Bank	5,500	3,500
Total interest and dividend revenue	7,162	5,150
Interest expense	1,095	1,054
Net interest income	6,067	4,096
Provision for loan losses	—	50
Net interest income after provision for loan losses	6,067	4,046
Noninterest income	3	5
Noninterest expenses	334	180
Income before income taxes	5,736	3,871
Income tax expense	50	78
Income before undistributed net income of subsidiaries	5,686	3,793
Undistributed net income of subsidiaries	20,137	13,102
Net income	$25,823	$16,895

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 17 - Parent Company Financial Information (continued)

Parent Company Only Statements of Cash Flows
(in thousands)	2020	2019
Cash flows from operating activities
Net Income	25,823	16,895
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	50
Undistributed net income of subsidiaries	(20,137)	(13,102)
Decrease in receivable from Bank	16	38
Stock-based compensation expense	983	795
Director and employee compensation paid in Company stock	268	301
Deferred income tax benefit	(21)	(47)
Amortization of debt issuance costs	139	30
Changes in assets and liabilities:
Accrued interest receivable	(202)	8
Prepaid income taxes	9	81
Other assets	—	(663)
Accrued interest payable	(39)	1
Other liabilities	(17)	195
Net cash provided by operating activities	6,822	4,582

Cash flows from investing activities
Net increase in loans receivable	1,045	(1,062)
Capital contributions to subsidiaries	(1,183)	(5,120)
Net cash provided by investing activities	(138)	(6,182)

Cash flows from financing activities
Repayment of debt	(3,500)	—
Repurchase of common stock	(3,720)	(371)
Proceeds from exercise of stock options	922	594
Net cash provided used in financing activities	(6,298)	223

Net increase (decrease) in cash and cash equivalents	386	(1,377)

Cash and cash equivalents, beginning of year	2,391	3,768

Cash and cash equivalents, end of year	$2,777	$2,391

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 18 - Fair Value
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 18 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 as follows:

Fair Value of Financial Instruments
(in thousands)	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2020
Investment securities available for sale
U.S. government-sponsored enterprises	$10,881	$—	$10,881	$—
Municipal	10,927	—	10,927	—
Corporate	5,767	—	5,767	—
Mortgage-backed securities	72,212	—	72,212	—
	$99,787	$—	$99,787	$—
Loans held for sale	$107,154	$—	$107,154	$—
Derivative assets	$327	$—	$327	$—
Derivative liabilities	$179	$—	$179	$—

December 31, 2019
Investment securities available for sale
U.S. government-sponsored enterprises	$999	$—	$999	$—
Municipal	528	—	528	—
Corporate	2,565	—	2,565	—
Mortgage-backed securities	56,736	—	56,736	—
	$60,828	$—	$60,828	$—
Loans held for sale	$71,030	$—	$71,030	$—
Derivative assets	$237	$—	$237	$—
Derivative liabilities	$125	$—	$125	$—

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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	December 31, 2020	December 31, 2019
Aggregate fair value	$107,154	$71,030
Contractual principal	99,362	$67,118
Difference	$7,792	$3,912

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 18 - Fair Value (continued)
As of December 31, 2020 and December 31, 2019, the Company elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2020 and December 31, 2019, the fair values consist of loan balances of $9.2 million and $4.1 million, with valuation allowances of $253 thousand and $119 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)
	December 31, 2020	December 31, 2019
Impaired loans
Level 1 Inputs	$—	$—
Level 2 Inputs	—	—
Level 3 Inputs	8,899	3,980
Total	$8,899	$3,980

Foreclosed real estate
Level 1 Inputs	—	—
Level 2 Inputs	—	—
Level 3 Inputs	3,326	2,384
Total	$3,326	$2,384
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2020 and 2019:

Inputs
	Valuation Technique	Unobservable Inputs	General Range of Inputs

Impaired Loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 25%
Foreclosed Real Estate	Appraised Value/Comparable Sales	Discounts to appraisals for estimated holding and/or selling costs	0 - 25%
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 18 - Fair Value (continued)
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
As of December 31, 2020, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2019, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 18 - Fair Value (continued)
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments (in thousands).

Fair Value of Financial Assets and Liabilities
	December 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$18,456	$18,456	$10,530	$10,530
Interest bearing deposits at other financial institutions	126,081	126,081	102,447	102,447
Federal funds sold	2,373	2,373	1,847	1,847
Restricted investments	3,958	3,958	3,966	3,966
Level 3
Loans receivable, net	$1,493,086	$1,499,073	$1,156,934	$1,155,922

Financial liabilities
Level 1
Noninterest-bearing deposits	$608,559	$608,559	$291,777	$291,777
Level 3
Interest-bearing deposits	$1,043,569	$1,048,728	$933,644	$934,349
FHLB advances and other borrowed funds	36,016	37,067	47,645	47,678

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 19 - Segments
The Company’s reportable segments represent product line divisions and are viewed separately for strategic planning purposes by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), and OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at December 31, 2020.

Segments

(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$66,373	$2,611	$25,907	$2,481	$(121)	$97,251
Interest expense	10,396	1,691	—	1,216	(121)	13,182
Net interest income	55,977	920	25,907	1,265	—	84,069
Provision for loan losses	9,461	—	1,681	100	—	11,242
Noninterest income	822	43,250	16,966	23	—	61,061
Noninterest expense(1)	35,790	27,530	35,013	418	—	98,751
Net income before taxes	$11,548	$16,640	$6,179	$770	$—	$35,137

Total assets	$1,624,280	$107,507	$113,244	$178,569	$(147,006)	$1,876,593
_______________
(1)Noninterest expense includes $10.9 million in commissions expense in CBHL’s segment and $24.5 million in data processing in Open Sky’s segment.
Note 20 - Litigation
The Company is involved in legal proceedings occurring in the ordinary course of business. The aggregate effect of these, in management’s opinion, would not be material to the results of operations or financial condition of the Company.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2020 and 2019

Note 21 - Quarterly Results of Operations (unaudited)
The following table presents condensed unaudited information relating to quarterly periods in 2020 and 2019.

Quarterly Results of Operations
(in thousands)
	2020				2019
	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31
Interest Income	$28,318	$25,189	$22,000	$21,744	$21,219	$22,354	$20,289	$18,318
Interest Expense	2,599	3,150	3,376	4,057	4,339	4,170	3,758	3,574
Net Interest Income	25,719	22,039	18,624	17,687	16,880	18,184	16,531	14,744
Provision for Loan Losses	2,033	3,500	3,300	2,409	921	1,071	677	121
Noninterest Income	19,437	21,146	13,899	6,579	8,453	7,221	5,927	4,092
Noninterest Expense	30,086	28,119	22,703	17,843	17,757	18,228	16,210	14,330
Income Before Provision for Income Taxes	13,037	11,566	6,520	4,014	6,654	6,106	5,571	4,385
Provision for Income Taxes	3,347	3,128	1,759	1,080	1,581	1,625	1,548	1,066
Net Income	$9,690	$8,438	$4,761	$2,934	$5,073	$4,481	$4,023	$3,319

Basic earnings per common share	$0.71	$0.61	$0.34	$0.21	$0.37	$0.33	$0.30	$0.24
Diluted earnings per common share	$0.71	$0.61	$0.34	$0.21	$0.36	$0.32	$0.29	$0.24

Note 22 - Subsequent Events
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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2020 This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2020 to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2021 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. Such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1), (2) and (c) The following financial statements are incorporated by reference from Item 8 hereof:
    Report of Independent Registered Public Accounting Firm.
    Consolidated Balance Sheets as of December 31, 2020 and 2019.
    Consolidated Statements of Income for the Years Ended December 31, 2020 and 2019.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020 and 2019.
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019.
    Notes to Consolidated Financial Statements.
(a)(3) and (b)    Exhibits required to be filed by Item 601 of Regulation S-K.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on August 31, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on August 31, 2018)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on September 17, 2018)
4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
10.1	Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed on August 31, 2018)
10.2	Form of Restricted Stock Award Agreement under the Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on September 17, 2018)
10.3	Form of Restricted Stock Unit Award Agreement under the Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1/A filed on September 17, 2018)
10.4	Form of Incentive Stock Option Award Agreement under the Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed on September 17, 2018)
10.5	Form of Non-Qualified Stock Option Award Agreement under the Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1/A filed on September 17, 2018)
10.6	Form of Stock Appreciation Right Award Agreement under the Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A filed on September 17, 2018)
10.7	Employment Agreement, effective January 1, 2019, by and among Capital Bancorp, Inc., Capital Bank, N.A. and Edward F. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2019)
10.8	Employment Agreement dated January 1, 2013 between Capital Bank, N.A. and Scot R. Browning (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on August 31, 2018)
10.9	Employment Contract, dated November 17, 2017, by and among Capital Bancorp, Inc., Capital Bank, N.A. and Alan W. Jackson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed on May 14, 2019)
10.1	Employment Contract, dated April 30, 2018, by and among Capital Bank, N.A. and Karl F. Dicker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 11, 2020)
21.0	Subsidiaries of Capital Bancorp, Inc. (reference is made to “Item 1. Business” for the required information)
23.1	Consent of Elliott Davis, PLLC
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Annual Report on Form 10-K of Capital Bancorp, Inc. for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                    CAPITAL BANCORP, INC.
                    By:/s/ Edward F. Barry
Edward F. Barry
Chief Executive Officer

Dated: March 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Edward F. Barry	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021
Edward F. Barry

By:	/s/ Alan W. Jackson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2021
Alan W. Jackson

By:	/s/ Stephen N. Ashman	Director	March 15, 2021
Stephen N. Ashman

By:	/s/ C. Scott Brannan	Director	March 15, 2021
C. Scott Brannan

By:	/s/ Scot. R. Browning	Director	March 15, 2021
Scot R. Browning

By:	/s/ Joshua Bernstein	Director	March 15, 2021
Joshua Bernstein

By:	/s/ Michael Burke	Director	March 15, 2021
Michael Burke

By:	/s/ Joseph Greene	Director	March 15, 2021
Joseph Greene

By:	/s/ Randall. J. Levitt	Director	March 15, 2021
Randall J. Levitt

By:	/s/ Deborah Ratner Salzberg	Director	March 15, 2021
Deborah Ratner Salzberg

By:	/s/ Steven J. Schwartz	Chairman of the Board of Directors	March 15, 2021
Steven J. Schwartz

By:	/s/ James F. Whalen	Director	March 15, 2021
James F. Whalen

