Form 10-Q
period 2021-03-31
Capital Bancorp Inc
filed 2021-05-10
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2021         OR
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
As of May 6, 2020, the Company had 13,765,331 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)
(in thousands except share data)	March 31, 2021 (unaudited)	December 31, 2020 (audited)
Assets
Cash and due from banks	$22,678	$18,456
Interest bearing deposits at other financial institutions	294,777	126,081
Federal funds sold	567	2,373
Total cash and cash equivalents	318,022	146,910
Investment securities available for sale	128,023	99,787
Marketable equity securities	245	245
Restricted investments	3,478	3,713
Loans held for sale	60,816	107,154
Small Business Administration Payroll Protection Program (“SBA-PPP”) loans receivable, net of fees	265,712	201,018
Portfolio loans receivable, net of deferred fees and costs and net of allowance for loan losses of $23,550 and $23,434	1,288,825	1,292,068
Premises and equipment, net	4,004	4,464
Accrued interest receivable	8,104	8,134
Deferred income taxes	7,430	6,818
Foreclosed real estate	3,293	3,326
Other assets	3,899	2,956
Total assets	$2,091,851	$1,876,593

Liabilities
Deposits
Noninterest-bearing, including related party balances of $14,352 and $17,878	$771,924	$608,559
Interest-bearing, including related party balances of $91,504 and $125,304	1,091,145	1,043,569
Total deposits	1,863,069	1,652,128
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	14,016
Accrued interest payable	1,210	1,134
Other liabilities	26,507	28,004
Total liabilities	1,924,848	1,717,282

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,759,218 and 13,753,529 issued and outstanding	138	138
Additional paid-in capital	51,042	50,602
Retained earnings	115,805	106,854
Accumulated other comprehensive income	18	1,717
Total stockholders' equity	167,003	159,311
Total liabilities and stockholders' equity	$2,091,851	$1,876,593

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands except per share data)	2021	2020
Interest income
Loans, including fees	$26,068	$21,074
Investment securities available for sale	478	340
Federal funds sold and other	92	330
Total interest income	26,638	21,744

Interest expense
Deposits, includes payments to related parties of $86 and $383 for the three ended March 31, 2021 and March 31, 2020, respectively.	2,006	3,613
Borrowed funds	188	444
Total interest expense	2,194	4,057

Net interest income	24,444	17,687
Provision for loan losses	503	2,409
Net interest income after provision for loan losses	23,941	15,278

Noninterest income
Service charges on deposits	148	149
Credit card fees	5,940	2,008
Mortgage banking revenue	7,743	2,973
Other fees and charges	120	405
Total noninterest income	13,951	5,535

Noninterest expenses
Salaries and employee benefits	8,568	7,413
Occupancy and equipment	1,129	1,178
Professional fees	1,624	770
Data processing	9,311	4,117
Advertising	833	636
Loan processing	1,052	447
Foreclosed real estate expenses, net	4	45
Other operating	3,246	2,193
Total noninterest expenses	25,767	16,799
Income before income taxes	12,125	4,014
Income tax expense	3,143	1,080
Net income	$8,982	$2,934

Basic earnings per share	$0.65	$0.21
Diluted earnings per share	$0.65	$0.21

Weighted average common shares outstanding:
Basic	13,757,006	13,876,428
Diluted	13,899,201	14,075,756

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$8,982	$2,934

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(2,298)	1,040
	(2,298)	1,040
Income tax benefit (expense) relating to the items above	599	(286)
Other comprehensive income	(1,699)	754
Comprehensive income	$7,283	$3,688

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2019	13,894,842	$139	$51,561	$81,618	$13	$133,331
Net income	—	—	—	2,934	—	2,934
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	754	754
Stock options exercised	34,015	—	263	(163)	—	100
Stock-based compensation	—	—	244	—	—	244
Shares repurchased and retired	(112,134)	(1)	(1,282)	—	—	(1,283)
Balance, March 31, 2020	13,816,723	$138	$50,786	$84,389	$767	$136,080

Balance, December 31, 2020	13,753,529	$138	$50,602	$106,854	$1,717	$159,311
Net income	—	—	—	8,982	—	8,982
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(1,699)	(1,699)
Stock options exercised	5,689	—	107	(31)	—	76
Stock-based compensation	—	—	333	—	—	333
Balance, March 31, 2021	13,759,218	$138	$51,042	$115,805	$18	$167,003

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating activities
Net income	$8,982	$2,934
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	503	2,409
Provision for losses on mortgage loans sold	124	106
Provision for off balance sheet credit risk	47	45
Amortization on investments, net	96	68
Depreciation and amortization	460	522
Stock-based compensation expense	333	244
Deferred income tax expense (benefit)	245	(2)
Amortization of debt issuance expense	—	7
Mortgage banking revenue	(7,743)	(2,973)
Proceeds from sales of loans held for sale	407,855	180,469
Originations of loans held for sale	(353,774)	(180,421)
Changes in assets and liabilities:
Accrued interest receivable	30	(282)
Other assets	(943)	(2,347)
Accrued interest payable	76	(123)
Other liabilities	(1,668)	2,409
Net cash provided by operating activities	54,623	3,065

Investing activities
Purchases of securities available for sale	(35,487)	—
Maturities, calls and principal paydowns of securities available for sale	4,599	2,276
Sales (purchases) of restricted investments	235	(308)
Increase in SBA-PPP loans receivable, net	(64,694)	—
Decrease (increase) in portfolio loans receivable, net	2,773	(17,892)
Purchases of premises and equipment, net	—	(71)
Net cash used in investing activities	(92,574)	(15,995)

Financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	163,365	71,646
Interest-bearing deposits	47,576	5,846
Federal Home Loan Bank advances, net	—	(3,333)
Other borrowed funds	(1,954)	—
Repurchase of common stock	—	(1,283)
Proceeds from exercise of stock options	76	100
Net cash provided by financing activities	209,063	72,976

Net increase in cash and cash equivalents	171,112	60,046

Cash and cash equivalents, beginning of year	146,910	114,824

Cash and cash equivalents, end of period	$318,022	$174,870

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020

Noncash activities:
Loans transferred to foreclosed real estate	$—	$1,018
Change in unrealized gains on investments	$(2,298)	$1,040

Cash paid during the period for:
Taxes	$18	$—
Interest	$2,118	$4,180

See Notes to Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation

Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and the bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, Columbia and North Bethesda, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm, and issues credit cards through OpenSky®, a secured, digitally-driven nationwide credit card platform.
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At March 31, 2021, Church Street Capital had loans totaling $5.2 million.
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
Risks and Uncertainties
The Company has been, and may continue to be, impacted by the COVID-19 pandemic. In recent months, COVID-19 vaccination rates have been increasing and restrictive measures have been eased in certain areas. However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which established the Small Business Administration Paycheck Protection Program (“SBA-PPP”) and the American Rescue Plan Act of 2021 which was enacted in March 2021.
As the pandemic evolves, the Company continues to evaluate processes in place to execute our business continuity plan and promote the health and safety of our employees.
Although the macroeconomic and public health outlooks improved in the U.S. during the first quarter of 2021, the future direct and indirect impact of the pandemic on the Company’s businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens, including as the result of the spread of the more easily communicable variants of COVID-19, the macroeconomic environment could have an adverse effect on our businesses, results of operations and financial condition.

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
Marketable Equity Securities
Marketable equity securities are carried at fair value with realized gains and losses included in earnings. Premiums and discounts on investment securities are amortized or accreted using the interest method. Changes in the fair value of equity securities are also included in earnings as gain or loss on marketable equity securities.
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
Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the United States (“U.S.”) Treasury Department, the SBA-PPP offered cash-flow assistance to nonprofit and small business employers through guaranteed loans. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to fully guarantee these loans.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the SBA-PPP, including additional funding for the first and second draws of PPP loans up to March 13, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. SBA-PPP loans receivable as of March 31, 2021 totaled $272.1 million with $6.4 million of net unearned fees and generated interest income of $2.2 million for the three months ended March 31, 2021.
Loans and the Allowance for Loan Losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees and costs, discounts on loans acquired, and the allowance for loan losses. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods. The Company discontinues the accrual of interest when any portion of the principal and/or interest is 90 days past due, or when it is probable that not all principal and interest payments will be collected, and collateral is insufficient to discharge the debt in full. Generally, interest payments on nonaccrual loans are recorded as a reduction of the principal balance.
Loans are considered impaired when, based on current information, management believes the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are reviewed for impairment when the risk grade for a loan is downgraded to a classified asset category. The loans are evaluated for appropriate classification, accrual, impairment, and troubled debt restructure (“TDR”) status. If collection of principal is evaluated as doubtful, all payments are applied to principal. A modification of a loan is considered a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession; however, the CARES Act provides financial institutions optional temporary relief from TDR and impairment accounting for certain loan modifications related to the COVID-19 pandemic. Under Section 4013 of the CARES Act, banks may suspend (1) the requirement under GAAP for certain modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The December 31, 2020 deadline was subsequently extended to January 1, 2022, by the CAA.
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
Leases
The Company accounts for leases according to ASU 2016-02, Leases (Topic 842), and applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The Company elected to apply the package of practical expedients permitting entities to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Additionally, as provided by ASU 2016-02, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of 12 months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term.
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
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. For the three months ended March 31, 2021 there were not any and for the three months ended March 31, 2020, there were 251,251 stock options, that were not included in the calculation as their effect would have been anti-dilutive.

Comprehensive income:
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive income as of March 31, 2021 and December 31, 2020 is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Unrealized gains on securities available for sale	$39	$2,337
Deferred tax (benefit)	(21)	(620)
Total accumulated comprehensive income	$18	$1,717
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
In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance during the first quarter of 2021 and it did not have a material impact on the Company’s financial statements.
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
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Such modifications include short-term (e.g., six months) modifications that include payment deferrals of (i) principal and interest, (ii) interest only and (iii) principal only, fee waivers, extensions of repayment terms, or other delays in payment that are deemed insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2021, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue. It is not expected that this interagency guidance will have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.
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

Cash and cash equivalents include cash and amounts due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At March 31, 2021 and December 31, 2020, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3 - Investment Securities

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)
The amortized cost and estimated fair value of investment securities at March 31, 2021 and December 31, 2020 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
March 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Municipal	$10,834	$36	$(422)	$10,448
Corporate	5,500	17	(73)	5,444
Asset-backed securities	10,670	75	(7)	10,738
Mortgage-backed securities	100,980	1,396	(983)	101,393
Total	$127,984	$1,524	$(1,485)	$128,023

December 31, 2020
Available for sale
Municipal	$10,836	$108	$(17)	$10,927
Corporate	5,759	30	(22)	5,767
Asset-backed securities	10,839	42	—	10,881
Mortgage-backed securities	70,016	2,208	(12)	72,212
Total	$97,450	$2,388	$(51)	$99,787
There were no securities sold during the three months ended March 31, 2021.
Information related to unrealized losses in the investment portfolio as of March 31, 2021 and December 31, 2020 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal	$9,900	$(422)	$—	$—	$9,900	$(422)
Corporate	3,427	(73)	—	—	3,427	(73)
Asset-backed securities	3,688	(7)	—	—	3,688	(7)
Mortgage-backed securities	58,008	(983)	—	—	58,008	(983)
Total	$75,023	$(1,485)	$—	$—	$75,023	$(1,485)

December 31, 2020
Municipal	$3,151	$(17)	$—	$—	$3,151	$(17)
Corporate	1,994	(6)	244	(16)	2,238	(22)
Mortgage-backed securities	2,410	(12)	—	—	2,410	(12)
Total	$7,555	$(35)	$244	$(16)	$7,799	$(51)
At March 31, 2021 and December 31, 2020, there were no securities that had been in an unrealized loss position for greater than twelve months. Management believes that the unrealized loss at March 31, 2021 resulted from changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)
A summary of pledged securities at March 31, 2021 and December 31, 2020 is shown below:

Pledged Securities
	March 31, 2021		December 31, 2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal Home Loan Bank	$1,046	$1,086	$1,142	$1,189
Contractual maturities of U.S. government-sponsored enterprises, municipals and corporate securities at March 31, 2021 and December 31, 2020 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

Contractual Maturities
	March 31, 2021		December 31, 2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Over one to five years	—	—	—	—
Over five to ten years	5,500	5,444	5,500	5,524
Over ten years	21,504	21,186	21,934	22,051
Mortgage-backed securities(1)	100,980	101,393	70,016	72,212
Total	$127,984	$128,023	$97,450	$99,787
_______________
(1)    Mortgage-backed securities contractually repay in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - SBA-PPP Loans Receivable

Pursuant to the CARES Act, the SBA-PPP provides forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. SBA-PPP loans have an interest rate of 1%, have two and five year terms, and carry a 100% guarantee of the SBA.
The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded that the likelihood of loss was remote and therefore no allowance for loan losses was assigned to these loans.
SBA-PPP loans receivable, totaled $272.1 million at March 31, 2021, and $204.9 million at December 31, 2020, and were all rated as pass credits, not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $6.4 million at March 31, 2021 compared to $3.9 million at December 31, 2020. There were no outstanding commitments to extend additional SBA-PPP loans at March 31, 2021.

Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans as are as follows:

Portfolio Loan Categories
(in thousands)	March 31, 2021	December 31, 2020
Real estate:
Residential	$420,461	$437,860
Commercial	433,336	392,550
Construction	221,277	224,904
Commercial and Industrial	149,914	157,127
Credit card	83,740	102,186
Other consumer	4,487	1,649
Portfolio loans receivable, gross	1,313,215	1,316,276
Deferred origination fees, net	(840)	(774)
Allowance for loan losses	(23,550)	(23,434)
Portfolio loans receivable, net	$1,288,825	$1,292,068
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of March 31, 2021, there were approximately $236.4 million of owner-occupied commercial real estate loans, representing approximately 54.6% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are somewhat diverse in terms and type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties. Exceptions are sometimes made. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are monitored as well as trends of sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored to enforce the original underwriting guidelines for construction milestones and completion timelines.
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
Credit Cards. Our OpenSky® credit card division provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Most of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank has recently begun to offer certain customers an unsecured line in excess of their secured line of credit. Approximately $83.1 million and $98.5 million of the credit card balances were secured by savings deposits held by the Company as of March 31, 2021 and December 31, 2020, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as, for example, term loans, car loans or boat loans are offered.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. The remaining nonaccretable discounts on loans acquired was $285 thousand as of March 31, 2021 and December 31, 2020. Loans with nonaccretable discounts had carrying values of $831 thousand and $836 thousand as of March 31, 2021 and December 31, 2020, respectively.
Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended
	March 31, 2021	March 31, 2020
Accretable discount at beginning of period	$221	$429
Less: Accretion and payoff of loans	(3)	(196)
Accretable discount at end of period	$218	$233
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three months ended March 31, 2021 and March 31, 2020.

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended March 31, 2021
Real estate:
Residential	$7,153	$(337)	$—	$—	$6,816
Commercial	6,786	576	—	—	7,362
Construction	4,595	49	—	—	4,644
Commercial and Industrial	2,417	136	(104)	—	2,449
Credit card	2,462	53	(300)	17	2,232
Other consumer	21	26	—	—	47
Total	$23,434	$503	$(404)	$17	$23,550

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended March 31, 2020
Real estate:
Residential	$4,135	$836	$—	$—	$4,971
Commercial	3,572	851	—	—	4,423
Construction	2,668	364	—	—	3,032
Commercial and Industrial	1,548	140	(25)	—	1,663
Credit card	1,368	217	(179)	8	1,414
Other consumer	10	1	—	—	11
Total	$13,301	$2,409	$(204)	$8	$15,514

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
March 31, 2021	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$6,816	$4,699	$415,762
Commercial	—	7,362	1,097	432,239
Construction	—	4,644	1,626	219,651
Commercial and Industrial	246	2,203	1,170	148,744
Credit card	—	2,232	—	83,740
Other consumer	—	47	—	4,487
Total	$246	$23,304	$8,592	$1,304,623

December 31, 2020
Real estate:
Residential	$—	$7,153	$4,687	$433,173
Commercial	—	6,786	2,358	390,192
Construction	—	4,595	1,736	223,168
Commercial and Industrial	253	2,164	1,182	155,945
Credit card	—	2,462	—	102,186
Other consumer	—	21	—	1,649
Total	$253	$23,181	$9,963	$1,306,313

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of March 31, 2021 and December 31, 2020 were as follows:

Portfolio Loans Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Non-accrual Loans
(in thousands)
March 31, 2021
Real estate:
Residential	$—	$4,661	$4,661	$415,800	$420,461	$—	$4,697
Commercial	94	1,013	1,107	432,229	433,336	221	1,097
Construction	1,362	1,626	2,988	218,289	221,277	—	1,626
Commercial and Industrial	41	1,072	1,113	148,801	149,914	—	1,170
Credit card	7,636	7	7,643	76,097	83,740	7	—
Other consumer	—	—	—	4,487	4,487	—	—
Total	$9,133	$8,379	$17,512	$1,295,703	$1,313,215	$228	$8,590

Acquired loans included in total above	$—	$532	$532	$4,182	$4,714	$221	$349

December 31, 2020
Real estate:
Residential	$1,029	$3,539	$4,568	$433,292	$437,860	$—	$3,581
Commercial	36	2,583	2,619	389,931	392,550	225	2,358
Construction	1,444	442	1,886	223,018	224,904	—	1,886
Commercial and Industrial	486	741	1,227	155,900	157,127	—	1,182
Credit card	13,811	6	13,817	88,369	102,186	6	—
Other consumer	—	—	—	1,649	1,649	—	—
Total	$16,806	$7,311	$24,117	$1,292,159	$1,316,276	$231	$9,007

Acquired loans included in total above	$36	$565	$601	$4,675	$5,276	$225	$381
Loans secured by a one -to-four family residential property in the process of foreclosure at March 31, 2021 and December 31, 2020 amounted to $174 thousand and $175 thousand, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
March 31, 2021
Real estate:
Residential	$4,891	$4,697	$—	$4,697	$—
Commercial	1,243	1,097	—	1,097	—
Construction	1,737	1,626	—	1,626	—
Commercial and Industrial	1,340	787	383	1,170	246
Total	$9,211	$8,207	$383	$8,590	$246

Acquired loans included above	$544	$370	$—	$370	$—

December 31, 2020
Real estate:
Residential	$3,960	$3,726	$—	$3,726	$—
Commercial	2,490	2,358	—	2,358	—
Construction	1,996	1,886	—	1,886	—
Commercial and Industrial	1,344	791	391	1,182	253
Total	$9,790	$8,761	$391	$9,152	$253

Acquired loans included above	$548	$381	$—	$381	$—
The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Loans
	For the Three Months Ended March 31, 2021
(in thousands)	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$4,894	$6
Commercial	1,392	14
Construction	1,737	—
Commercial and Industrial	1,344	3
Total	$9,367	$23

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Interest Recognized on Impaired Loans
	For the Three Months Ended March 31, 2020
(in thousands)	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$1,840	$—
Commercial	1,575	3
Construction	1,528	9
Commercial and Industrial	661	—
Total	$5,604	$12
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
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Portfolio Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Real estate:
Residential	$410,327	$4,545	$5,589	$—	$420,461
Commercial	425,380	6,859	1,097	—	433,336
Construction	217,228	1,438	2,611	—	221,277
Commercial and Industrial	135,231	12,706	1,977	—	149,914
Credit card	83,740	—	—	—	83,740
Other consumer	4,487	—	—	—	4,487
Portfolio loans receivable, gross	$1,276,393	$25,548	$11,274	$—	$1,313,215

December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial and Industrial	145,365	9,766	1,996	—	157,127
Credit card	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Portfolio loans receivable, gross	$1,280,828	$22,909	$12,539	$—	$1,316,276
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Modifications such as payment deferrals through March 31, 2021 have been short term in nature and are included in the population of loans deferred and have not impacted TDRs. The status of TDRs is as follows:

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
March 31, 2021		Performing	Nonperforming	Total
Real estate:
Residential	3	$—	$145	$145
Commercial and Industrial	2	—	291	291
Total	5	$—	$436	$436

Acquired loans included in total above	3	$—	$145	$145

December 31, 2020
Real estate:
Residential	3	$—	$145	$145
Commercial and Industrial	2	—	294	294
Total	5	$—	$439	$439

Acquired loans included in total above	3	$—	$145	$145
There were no new TDRs in the three months ended March 31, 2021. The Company had no defaulted TDR loans over the last twelve months.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	March 31, 2021	December 31, 2020
Unused lines of credit
Real Estate:
Residential	$14,850	$15,973
Residential - Home Equity	32,859	32,398
Commercial	24,601	20,848
Construction	126,126	118,843
Commercial and Industrial	41,976	50,877
Secured credit card	135,275	92,452
Personal	621	185
Total	$376,308	$331,576

Commitments to originate residential loans held for sale	$8,767	$11,444

Letters of credit	$5,132	$5,102
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

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended
	March 31, 2021	March 31, 2020
Balance at beginning of period	$1,775	$1,226
Provision for off balance sheet credit commitments	47	45
Balance at end of period	$1,822	$1,271
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
The Company maintains an estimated reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended
	March 31, 2021	March 31, 2020
Balance at beginning of period	$1,160	$575
Provision for mortgage loan put backs	124	106
Charge-offs	—	(14)
Balance at end of period	$1,284	$667

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	March 31, 2021	December 31, 2020
Notional amount of open forward sales agreements	$19,500	$38,000
Fair value of open forward delivery sales agreements	182	(179)
Notional amount of open mandatory delivery commitments	5,060	15,531
Fair value of open mandatory delivery commitments	(56)	179
Notional amount of interest rate lock commitments	12,952	34,827
Fair value of interest rate lock commitments	(127)	148

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
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.26% at March 31, 2021 and 2.23% at December 31, 2020. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of March 31, 2021, the Company’s lease ROU assets and related lease liabilities were $2.8 million and $3.1 million, respectively, compared to December 31, 2020 balances of $3.1 million of ROU assets and $3.4 million of lease liabilities, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of March 31, 2021, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	March 31, 2021	December 31, 2020
Lease Right of Use Asset:
Lease asset	$5,399	$5,399
Less: Accumulated amortization	(2,590)	(2,288)
Net lease asset	$2,809	$3,111

Lease Liability:
Lease liability	$3,126	$3,440

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases (continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	March 31, 2021
Amounts due in:
2021	$1,021
2022	977
2023	812
2024	465
Total future lease payments	3,275
Discount of cash flows	(149)
Present value of net future lease payments	$3,126
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
Marketable equity securities - The fair value of marketable equity securities is provided by an independent pricing service. The fair value is determined based on quoted prices for similar securities using Level 2 inputs.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 as follows:

Fair Value of Financial Instruments
(in thousands)
March 31, 2021	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
Municipal	$10,448	—	$10,448	—
Corporate	5,444	—	5,444	—
Asset-backed securities	10,738	—	10,738	—
Mortgage-backed securities	101,393	—	101,393	—
Total	$128,023	$—	$128,023	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$60,816	$—	$60,816	$—
Derivative assets	$182	$—	$182	$—
Derivative liabilities	$(183)	$—	$(183)	$—

December 31, 2020
Investment securities available for sale
Municipal	$10,927	—	$10,927	—
Corporate	5,767	—	5,767	—
Asset-backed securities	10,881	—	10,881	—
Mortgage-backed securities	72,212	—	72,212	—
Total	$99,787	$—	$99,787	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$107,154	$—	$107,154	$—
Derivative assets	$327	$—	$327	$—
Derivative liabilities	$(179)	$—	$(179)	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	March 31, 2021	December 31, 2020
Aggregate fair value	$60,816	$107,154
Contractual principal	57,010	99,362
Difference	$3,806	$7,792
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2021 and December 31, 2020, the fair values consist of loan balances of $8.6 million and $9.2 million, with specific reserves of $246 thousand and $253 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	March 31, 2021	December 31, 2020
Impaired loans
Level 3 inputs	$8,344	$8,899
Total	$8,344	$8,899

Foreclosed real estate
Level 3 inputs	$3,293	$3,326
Total	$3,293	$3,326
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2021 and December 31, 2020:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$22,678	$22,678	$18,456	$18,456
Interest bearing deposits at other financial institutions	294,777	294,777	126,081	126,081
Federal funds sold	567	567	2,373	2,373
Level 3
Loans receivable, net (1)	$1,554,537	$1,555,416	$1,493,086	$1,499,073
Restricted investments	3,478	3,478	3,713	3,713

Financial liabilities
Level 1
Noninterest bearing deposits	$771,924	$771,924	$608,559	$608,559
Level 3
Interest bearing deposits	$1,091,145	$1,095,224	$1,043,569	$1,048,728
FHLB advances and other borrowed funds	34,062	34,641	36,016	37,067
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent product line divisions and are viewed separately for strategic planning purposes by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at March 31, 2021 and March 31, 2020.

Segments

For the Three Months Ended March 31, 2021
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$17,563	$477	$8,195	$430	$(27)	$26,638
Interest expense	1,711	348	—	162	(27)	2,194
Net interest income	15,852	129	8,195	268	—	24,444
Provision for loan losses	433	—	—	70	—	503
Net interest income after provision	15,419	129	8,195	198	—	23,941
Noninterest income	229	7,782	5,940	—	—	13,951
Noninterest expense	9,390	3,928	12,373	76	—	25,767
Net income before taxes	$6,258	$3,983	$1,762	$122	$—	$12,125

Total assets	$1,901,758	$60,715	$94,641	$186,189	$(151,452)	$2,091,851

For the Three Months Ended March 31, 2020
Interest income	$16,107	$366	$4,706	$582	$(17)	$21,744
Interest expense	3,587	209	—	278	(17)	4,057
Net interest income	12,520	157	4,706	304	—	17,687
Provision for loan losses	2,192	—	217	—	—	2,409
Net interest income after provision	10,328	157	4,489	304	—	15,278
Noninterest income	225	3,301	2,008	1	—	5,535
Noninterest expense	8,704	2,404	5,582	109	—	16,799
Net income before taxes	$1,849	$1,054	$915	$196	$—	$4,014

Total assets	$1,354,546	$75,261	$44,889	$158,072	$(124,921)	$1,507,847

*

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
In addition to the foregoing, the COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees and third party service providers, and the ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding and lead to a tightening of credit. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
General Economic Conditions
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
•the concentration of our business in the Washington, D.C. and Baltimore, Maryland metropolitan areas and the effect of changes in the economic, political and environmental conditions on these markets;
General Business Operations
•our ability to prudently manage our growth and execute our strategy;
•our plans to grow our commercial real estate and commercial business loan portfolios which may carry material risks of non-payment or other unfavorable consequences;

•strategic acquisitions we may undertake to achieve our goals;
•our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions;
•our dependence upon outside third parties for the processing and handling of our records and data;
•our ability to adapt to technological change;
•our engagement in derivative transactions;
•volatility and direction of market interest rates;
•the possible impact of uncertainty about the future of LIBOR on our net interest income;
•due to the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
•our dependence on our management team and board of directors and changes in management and board composition;
•our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;
•risks associated with our OpenSky credit card division, including compliance with applicable consumer finance and fraud prevention regulations;
•we may be required to repurchase loans originated for sale by our mortgage banking division;
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
•the financial soundness of other financial institutions;
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;
•further government intervention in the U.S. financial system;
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and
•potential exposure to fraud, negligence, computer theft and cyber-crime.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 in addition to and other reports as filed with the SEC.
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
Our OpenSky® division provides secured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky® cards operate on a digital and mobile enabled platform with almost all marketing and application procedures conducted through website and mobile applications. A deposit equal to the full credit limit of the card is made into a noninterest-bearing demand account with the Bank when the account is opened and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), OpenSky® also offers certain existing customers an unsecured line in excess of their secured line of credit.

COVID-19 Pandemic
The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. In early March 2020, the Company began preparing for potential disruptions and government limitations on activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Currently, a significant portion of our workforce is working remotely without materially impacting our productivity while continuing to provide a high level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. Currently, four of the Company’s branches are open and one remains temporarily closed. We have enhanced awareness of digital banking offerings and limited the number of customers in the branch and have taken steps to comply with various government directives regarding “social distancing,” as well as enhanced cleaning and disinfecting of surface areas to protect our clients and employees.
Small Business Administration’s Paycheck Protection Program
We were able to quickly establish our process for participating in the Small Business Administration’s Paycheck Protection Program (“SBA-PPP”) that enabled our clients to utilize this valuable resource. SBA-PPP loans are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are 100% guaranteed by the SBA and, under certain circumstances, forgiveness of the loan by the SBA is granted to the borrower. Forgiveness is also based on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. SBA-PPP loans do not require any collateral or personal guarantees. As of March 31, 2021, the outstanding loan balance was approximately $272.1 million for SBA-PPP loans that were originated in the first and second rounds of the program. These efforts have allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals. We monitor the credit quality of the loan portfolio and we monitor line of credit draws for deviation from normal activity to improve loan performance and reduce credit risk.
Short-term Modifications for Borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing loan modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, also addressed COVID-19 related modifications and specified that such modifications made between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the National Emergency or (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. Commercial and consumer loans still on COVID-19 related deferrals were $30.5 million at December 31, 2020 and have decreased to $25.5 million or approximately 1.94% of portfolio loans receivable as of March 31, 2021.

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
Capital
As of March 31, 2021, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong.
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2021	2020	% Change
(in thousands)
Interest income	$26,638	$21,744	22.5%
Interest expense	2,194	4,057	(45.9)%
Net interest income	24,444	17,687	38.2%
Provision for loan losses	503	2,409	(79.1)%
Net interest income after provision	23,941	15,278	56.7%
Noninterest income	13,951	5,535	152.1%
Noninterest expenses	25,767	16,799	53.4%
Net income before income taxes	12,125	4,014	202.1%
Income tax expense	3,143	1,080	191.0%
Net income	$8,982	$2,934	206.1%
Net income for the three months ended March 31, 2021 increased 206.1 percent to $9.0 million from $2.9 million for the three months ended March 31, 2020. The increase was primarily due to increases in interest income, credit card fees and mortgage banking revenue (included in noninterest income), and a decrease in interest expense. In addition, there was a decrease in the loan loss provision of $1.9 million in the current quarter, as a result of the improving economic environment from the COVID-19 worldwide pandemic. Noninterest expense was $25.8 million for the three months ended March 31, 2021, compared to $16.8 million for the three months ended March 31, 2020, an increase of $9.0 million, or 53.4%. The increase was primarily due to an increase of $5.2 million, or 126.2%, in data processing expenses, resulting from the increase in OpenSky® accounts and in the number of loan and deposit accounts as compared to the three months ended March 31, 2020. In addition, there were increases in salaries and benefits of $1.2 million and other operating expenses of $1.1 million, or 48.0%.

*
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$205,799	$49	0.10%	$96,622	$259	1.08%
Federal funds sold	3,871	—	0.00%	1,068	4	1.45%
Investment securities	106,704	478	1.82%	60,396	340	2.26%
Restricted investments	3,906	43	4.43%	3,918	67	6.87%
Loans held for sale	72,460	481	2.69%	42,105	366	3.49%
SBA-PPP loans receivable	232,371	2,205	3.85%	—	—	—%
Portfolio loans receivable(2)	1,298,352	23,382	7.30%	1,175,090	20,708	7.09%
Total interest earning assets	1,923,463	26,638	5.62%	1,379,199	21,744	6.34%
Noninterest earning assets	25,803			18,099
Total assets	$1,949,266			$1,397,298

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$256,958	68	0.11%	$143,875	228	0.64%
Savings	5,631	1	0.05%	4,409	3	0.30%
Money market accounts	471,154	530	0.46%	446,928	1,687	1.52%
Time deposits	332,660	1,407	1.72%	304,053	1,695	2.24%
Borrowed funds	35,343	188	2.15%	45,757	444	3.90%
Total interest bearing liabilities	1,101,746	2,194	0.81%	945,022	4,057	1.73%
Noninterest bearing liabilities:
Noninterest bearing liabilities	24,059			19,835
Noninterest bearing deposits	660,086			295,060
Stockholders’ equity	163,375			137,381
Total liabilities and stockholders’ equity	$1,949,266			$1,397,298

Net interest spread			4.81%			4.60%
Net interest income		$24,444			$17,687
Net interest margin (3)			5.15%			5.16%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended March 31, 2020 and 2021, SBA-PPP loans and credit card loans collectively accounted for 145 and 120 basis points of the reported net interest margin, respectively.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2021
	Compared to the
	Three Months Ended March 31, 2020
	Change Due To		Interest Variance
(in thousands)	Volume	Rate
Interest Income:
Interest bearing deposits	$934	$(1,143)	$(209)
Federal funds sold	20	(24)	(4)
Investment securities	184	(47)	137
Restricted stock	—	(24)	(24)
Loans held for sale	169	(54)	115
SBA-PPP loans receivable	2,205	—	2,205
Portfolio loans receivable	2,077	597	2,674
Total interest income	5,589	(695)	$4,894

Interest Expense:
Interest bearing demand accounts	2,710	(2,869)	(159)
Savings	1	(4)	(3)
Money market accounts	97	(1,255)	(1,158)
Time deposits	193	(480)	(287)
Borrowed funds	(86)	(170)	(256)
Total interest expense	2,915	(4,778)	(1,863)
Net interest income	$2,674	$4,083	$6,757

Net interest income increased by $6.8 million, or 38.2%, for the first quarter of 2021 compared to the first quarter of 2020 as average total interest earning assets increased from $1.4 billion to $1.9 billion. The increase in average interest earning assets was driven by an increase in average portfolio loan balances of $123.3 million, or 10.5%, from an average of $1.2 billion for the quarter ended March 31, 2020 to $1.3 billion for the quarter ended March 31, 2021. Average interest earning assets were also boosted by the SBA-PPP loans which had an average balance of $232.4 million for the three months ended March 3, 2021. There were no comparable loans in the first quarter of 2020. Reflective of the decreasing interest rate environment and the below market yield on the SBA-PPP loans, the yield on interest earning assets decreased 73 basis points, from 6.34% for the three months ended March 31, 2020 to 5.62% for the three months ended March 31, 2021.
Average interest bearing liabilities increased by $156.7 million, or 16.6%, from $945.0 million for the first quarter of 2020 to $1.1 billion for the first quarter of 2021. The increase was due to growth of $167.1 million, or 18.6%, in the average balance of interest bearing deposits partially offset by a decrease in the average balance of borrowed funds of $10.4 million, or 22.8%. The average interest rate paid on interest bearing liabilities decreased 92 basis points to 0.81% for the first quarter of 2021 from 1.73% for the first quarter of 2020. The average interest rate on interest bearing deposits and borrowed funds decreased by 92 basis points. The decreases in the interest rates reflect market interest rate decreases in 2020 and 2021.
The net interest margin decreased 1 basis point to 5.15% for the three months ended March 31, 2021, from 5.16% for the three months ended March 31, 2020. Excluding credit cards and SBA-PPP loans, the Company’s net interest margin was 3.70% for the three months ended March 31, 2021, down

26 basis points from 3.96% for the three months ended March 31, 2020. The year over year net interest margin decrease of 1 basis point was primarily due to the declining rate environment. The Company’s net interest spread was 4.81% and 4.60% for the three months ended March 31, 2021 and 2020, respectively.

*
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
Primarily as a result of an improving economic environment, the provision for loan losses declined from $2.4 million for the three months ended March 31, 2020 to $503 thousand for the three months ended March 31, 2021. For the quarter ended March 31, 2021, credit metrics improved as the economy started to recover from COVID-19. The improvement was partially offset by a small number of charge offs resulting in a $503 thousand provision. Net charge-offs amounted to $388 thousand for the three months ended March 31, 2021, compared to $196 thousand for the three months ended March 31, 2020. The increase in net charge-offs for the three months ended March 31, 2021 was primarily due to increases in charge-offs of $79 thousand in the commercial and industrial loan portfolio and $121 thousand in the credit card portfolio.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended March 31,
	2021	2020	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$148	$149	(0.7)%
Credit card fees	5,940	2,008	195.8%
Mortgage banking revenue	7,743	2,973	160.4%
Other fees and charges	120	405	(70.4)%
Total noninterest income	$13,951	$5,535	152.1%
Noninterest income increased $8.4 million, or 152.0%, to $14.0 million for the three months ended March 31, 2021 from $5.5 million for the three months ended March 31, 2020. The increase was primarily due to an increase in credit card fees of $3.9 million, or 195.8%, and mortgage banking revenue, which increased by $4.8 million, or 160.4%, during the first quarter of 2021 compared to the first quarter of 2020. Mortgage banking revenue included commissions of $3.3 million for the three months ended March 31, 2021 compared to $1.0 million for the three months ended March 31, 2020, reflective of significantly higher levels of mortgage originations. Due to the overall lower interest rate environment accelerating refinances in the current year, purchase volume as a percentage of loan originations declined to 24.6% for the first quarter of 2021, compared to 32.8% for the first quarter of 2020. Proceeds from the sale of loans held for sale amounted to $412.1 million for the three months ended March 31, 2021 compared to $182.1 million for the three months ended March 31, 2020.
OpenSky® credit card issuances continued at higher levels, totaling 125 thousand for the three months ended March 31, 2021, compared to 43 thousand for the three months ended March 31, 2020. Credit card fees correspondingly increased $3.9 million to $5.9 million for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended March 31,
	2021	2020	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	8,568	7,413	15.6%
Occupancy and equipment	1,129	1,178	(4.2)%
Professional services	1,624	770	110.9%
Data processing	9,311	4,117	126.2%
Advertising	833	636	31.0%
Loan processing	1,052	447	135.3%
Foreclosed real estate expense, net	4	45	(91.1)%
Other operating	3,246	2,193	48.0%
Total noninterest expense	$25,767	$16,799	53.4%
Noninterest expense amounted to $25.8 million for the three months ended March 31, 2021, an increase of $9.0 million, or 53.4%, compared to $16.8 million for the three months ended March 31, 2020. The increase was primarily due to increases in salaries and employee benefits, professional fees, data processing expenses, loan processing and other expenses. The increase of $1.2 million in salary and employee benefits expense resulted from a 10.4% increase in employees to 265 at March 31, 2021, from 240 at March 31, 2020. The increase in employees is reflective of the organic growth of the Company. In addition, there was an increase of $5.2 million in data processing expense reflecting the higher volume of open credit cards and higher loan and deposit balances during the period. Furthermore, operating expenses increased $1.1 million due to increases in marketing and advertising, credit expenses, professional fees and FDIC insurance.
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
Income tax expense was $3.1 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. Our effective tax rates were approximately 25.9% and 26.9% for the 2021 and 2020 periods, respectively. The increase in income tax expense in 2021 relative to the comparable period in 2020 was due to higher pre-tax income.
Financial Condition
As of March 31, 2021, total assets increased $215.3 million from December 31, 2020 to approximately $2.1 billion. The increase was primarily attributable to the origination and funding of $122.4 million of SBA-PPP loans supplemented with strong organic deposit growth during the quarter. Federal funds sold, interest bearing deposits at other financial institutions and investment securities available for sale also increased. These increases were partially offset by decreases in loans held for sale, portfolio loans and premises and equipment. Noninterest bearing deposits increased to $771.9 million at March 31, 2021 from $608.6 million at December 31, 2020 and interest bearing deposits increased to $1.1 billion from $1.0 billion in the period. Stockholders’ equity increased $7.7 million, or 4.8%, to $167.0 million at March 31, 2021, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of March 31, 2021, interest bearing deposits at other financial institutions increased $168.7 million, or 133.8%, to $294.8 million from $126.1 million at December 31, 2020. The increase was primarily due to increased deposits from customer fiduciary deposit accounts.
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
Our investment portfolio increased by 28.3%, or approximately $28.2 million, from $99.8 million at December 31, 2020, to $128.0 million at March 31, 2021 primarily as a result of purchases of $35.5 million, which were partially offset by $4.6 million of principal paydowns and a decrease in unrealized gain on securities of $2.3 million. To supplement interest income earned on our loan portfolio, we invest in mortgage-backed securities, government agency bonds, and high quality municipal and corporate bonds.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at March 31, 2021 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
March 31, 2021	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
Municipal	—	—%	—	—%	$—	—%	$10,834	1.94%	$10,834	$10,448	1.94%
Corporate bonds	—	—%	—	—%	5,500	4.49%	—	—%	5,500	5,444	4.90%
Asset-backed securities	—	—%	—	—%	—	—%	10,670	2.52%	10,670	10,738	2.52%
Mortgage-backed securities	—	—%	1,754	1.71%	13,752	2.21%	85,474	1.94%	100,980	101,393	1.53%
Total	$—	—%	$1,754	1.71%	$19,252	2.86%	$106,978	1.52%	$127,984	$128,023	1.79%
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
The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF PORTFOLIO LOANS

	As of March 31, 2021		As of December 31, 2020
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$420,461	32%	$437,860	33%
Commercial	433,336	33%	392,550	30%
Construction	221,277	17%	224,904	17%
Commercial and Industrial	149,914	12%	157,127	12%
Credit card	83,740	6%	102,186	8%
Other consumer	4,487	—%	1,649	—%
Portfolio loans receivable, gross	1,313,215	100%	1,316,276	100%
Deferred origination fees, net	(840)		(774)
Portfolio loans, net of unearned income	1,312,375		1,315,502
Allowance for loan losses	(23,550)		(23,434)
Portfolio loans receivable, net	$1,288,825		$1,292,068

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at March 31, 2021:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of March 31, 2021
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$84,687	$161,617	$174,157	$420,461
Commercial	71,163	199,790	162,383	433,336
Construction	196,389	24,888	—	221,277
Commercial and Industrial	68,620	48,349	32,945	149,914
Credit card	83,740	—	—	83,740
Other consumer	4,141	191	155	4,487
Portfolio loans receivable, gross	$508,740	$434,835	$369,640	$1,313,215
Amounts with fixed rates	$143,958	$322,592	$113,901	$580,451
Amounts with floating rates	$364,782	$112,243	$255,739	$732,764
In addition to the portfolio loans shown above, SBA-PPP loans receivable, which totaled $272.1 million at March 31, 2021, mature in the 1-5 year time-frame and carry a fixed rate of interest.
Nonperforming Assets
Nonperforming loans decreased to $8.8 million, or 0.67% of total portfolio loans, at March 31, 2021 compared to $9.2 million, or 0.70% of total portfolio loans, at December 31, 2020. The $418 thousand, or 4.5%, decrease during the three months ended March 31, 2021 was primarily due to decreases of $1.3 million in commercial real estate loans, $260 thousand in nonperforming construction loans, $11 thousand in commercial loans which were partially offset by an increase of $1.1 million in residential real estate. Included in nonperforming loans at March 31, 2021 are troubled debt restructurings of $437 thousand.
Foreclosed real estate remained consistent at $3.3 million as of March 31, 2021 compared to $3.3 million as of December 31, 2020 due to the foreclosure of a residential loan.
Total nonperforming assets were $12.1 million at March 31, 2021 compared to $12.6 million at December 31, 2020, or 0.58% and 0.67% of corresponding total assets, respectively.
As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers could encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings.

The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS(1)

(in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans
Real Estate:
Residential	$4,697	$3,581
Commercial	1,097	2,358
Construction	1,626	1,886
Commercial and Industrial	1,170	1,182
Accruing loans 90 or more days past due	228	231
Total nonperforming portfolio loans	8,818	9,238
Foreclosed real estate	3,293	3,326
Total nonperforming assets	$12,111	$12,564

Restructured loans - nonaccrual	$437	$440
Ratio of nonperforming loans to portfolio loans	0.67%	0.61%
Ratio of nonperforming assets to total assets	0.58%	0.67%
_______________
(1)Excludes SBA-PPP loans receivable, none of which were nonperforming.
The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
PORTFOLIO LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
March 31, 2021
Real estate:
Residential	$410,327	$4,545	$5,589	$—	$420,461
Commercial	425,380	6,859	1,097	—	433,336
Construction	217,228	1,438	2,611	—	221,277
Commercial and Industrial	135,231	12,706	1,977	—	149,914
Credit card	83,740	—	—	—	83,740
Other consumer	4,487	—	—	—	4,487
Portfolio loans receivable, gross	$1,276,393	$25,548	$11,274	$—	$1,313,215

December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial and Industrial	145,365	9,766	1,996	—	157,127
Credit card	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Portfolio loans receivable, gross	$1,280,828	$22,909	$12,539	$—	$1,316,276
_______________
(1)Category includes loans graded exceptional, very good, good, satisfactory and pass / watch, in addition to credit cards and consumer credits that are not graded.

At March 31, 2021, the recorded investment in impaired loans was $8.6 million, of which $383 thousand required a specific reserve of $246 thousand. This compares to a recorded investment in impaired loans of $9.2 million at December 31, 2020, including $391 thousand which required a specific reserve of $253 thousand. The decrease in impaired loans is largely attributable to a reduction in commercial real estate of $1.3 million and $260 thousand in construction which was partially offset by an increase in residential real estate of $970 thousand.
Impaired loans also include certain loans that have been modified as TDRs. The Company had five loans amounting to $437 thousand at March 31, 2021, and five loans totaling $440 thousand at December 31, 2020 that were considered to be TDRs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
(in thousands)
Allowance for loan losses at beginning of period	$23,434	$13,301
Charge-offs:
Real estate:
Construction	—	(296)
Commercial and Industrial	(104)	(233)
Credit card	(300)	(637)
Total charge-offs	(404)	(1,166)

Recoveries:
Real estate:
Construction	—	7
Credit card	17	50
Total recoveries	17	57
Net charge-offs	(387)	(1,109)
Provision for loan losses	503	11,242
Allowance for loan losses at period end	$23,550	$23,434

Portfolio loans outstanding, net of unearned income	$1,312,375	$1,315,503
Average portfolio loans outstanding, net of unearned income	$1,298,352	$1,215,049

Allowance for loan losses to period end portfolio loans	1.79%	1.78%
Annualized net charge-offs to average portfolio loans	0.12%	0.09%
Net charge-offs to average loans, excluding PPP loans	0.14%	0.09%

Our allowance for loan losses at March 31, 2021 and December 31, 2020 was $23.6 million, or 1.79% of portfolio loans, and $23.4 million, or 1.78% of portfolio loans, respectively. The provision for loan losses of $503 thousand for the three months ended March 31, 2021 was primarily due to a small number of loan charge-offs which was offset by improving overall credit metrics. The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded that the likelihood of loss was remote and therefore these loans were not assigned a reserve in the allowance for loan losses. The allowance for loan losses at March 31, 2021 included specific reserves of $246 thousand established for impaired loans. Charge-offs for the three months ended March 31, 2021 were $405 thousand and were partially offset by recoveries of $17 thousand. The allowance for loan losses at December 31, 2020 included specific reserves of $253 thousand established for impaired loans. Charge-offs for the year ended December 31, 2020 were $1.2 million, and were partially offset by recoveries of $57 thousand. The charge-offs for the first three months ended March 31, 2021 and for the year ended December 31, 2020 were primarily due to credit card charge-offs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2021		December 31, 2020
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$6,816	29%	$7,153	31%
Commercial	7,362	31%	6,786	29%
Construction	4,644	20%	4,595	20%
Commercial and Industrial	2,449	11%	2,417	10%
Credit card	2,232	9%	2,462	10%
Other consumer	47	—%	21	—%
Total allowance for loan losses	$23,550	100%	$23,434	100%
_______________
(1)Loan category as a percentage of total portfolio loans.
Management continues to monitor the loan portfolio for industry concentrations that may be impacted as the economy works through the impacts of COVID-19. While the Company has negligible exposure to the energy sector, shared national credits or leveraged lending, the Bank does have exposures to affected industries such as, for example, hospitality, food service and retail business.
Management has been working with customers on payment deferrals to assist companies in managing through the pandemic. The following table shows the allocation of deferred loans related to COVID-19:

Loan Modifications (1)
	March 31, 2021			December 31, 2020		June 30, 2020
(dollars in millions)	Deferred Loans
Sector	Total Loans Outstanding	Balance	# of Loans Deferred	Balance	# of Loans Deferred	Balance	# of Loans Deferred
Accommodation & Food Services	112.0	$16.1	15	$14.7	16	$42.6	36
Real Estate and Rental Leasing	462.7	3.2	4	5.5	10	45.6	67
Other Services Including Private Households	282.7	—	—	1.1	3	17.3	36
Educational Services	22.5	—	—	—	—	9.8	6
Construction	244.6	—	—	—	—	4.2	6
Professional, Scientific, and Technical Services	80.7	1.1	2	1.4	3	5.0	11
Arts, Entertainment & Recreation	40.5	1.3	1	0.7	2	5.0	9
Retail Trade	25.4	—	—	0.3	1	3.0	8
Healthcare & Social Assistance	100.4	—	—	0.9	1	4.7	11
Wholesale Trade	16.6	—	—	—	—	0.9	1
All other (1)	197.2	3.7	3	5.9	7	5.9	13
Total	$1,585.3	$25.4	25	$30.5	43	$144.0	204
(1)Loans outstanding include PPP loans; modifications and deferrals made for OpenSky® secured card customers are excluded.

Outstanding deferred loans decreased $118.6 million, or 82.29%, from June 30, 2020 to March 31, 2021. Loans that have been removed from deferred status have returned to original payment terms.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of noninterest bearing deposits and accounted for $215.9 million, or 28.0%, of our total noninterest bearing deposit balances as of March 31, 2021, an increase of $23.4 million from December 31, 2020. At March 31, 2021, noninterest bearing deposits amounted to $771.9 million, an increase of $163.4 million, or 26.8%, compared to the level at December 31, 2020 due in large part to an increase of $96.2 million in fiduciary accounts and the above noted increase in deposits generated by our OpenSky® secured credit card program. If needed, we supplement our deposits with wholesale funding sources such as brokered deposits.
Interest bearing deposits increased $47.6 million, or 4.6%, from December 31, 2020 to March 31, 2021 and included increases in interest bearing demand and money market accounts, offset by a reduction in certificates of deposits. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including noninterest bearing deposits. During the period, certificates of deposit decreased $21.7 million, or 6.5%, with brokered deposits representing a majority of that decrease. Interest bearing demand and money market accounts increased $43.9 million, or 17.1%, and $24.2 million, or 5.4%, from December 31, 2020 to March 31, 2021, respectively.
The average rate paid on interest bearing deposits decreased 42 basis points from 1.18% for the year ended December 31, 2020 to 0.76% for the three months ended March 31, 2021. Rates paid on certificates of deposit decreased 32 basis points over the same period. The decrease in the average rates reflects decreases in market interest rates.

The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Three Months Ended March 31, 2021		For the Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest bearing demand accounts	$256,958	0.11%	$195,794	0.34%
Money market accounts	471,154	0.46%	480,218	1.00%
Savings accounts	5,631	0.05%	4,722	0.11%
Certificates of deposit	332,660	1.71%	297,997	2.04%
Total interest bearing deposits	1,066,403	0.76%	978,731	1.18%
Noninterest bearing demand accounts	660,086		473,301
Total deposits	$1,726,489	0.47%	$1,452,032	0.79%
The following table presents the maturities of our certificates of deposit as of March 31, 2021.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$46,881	$65,693	$66,780	$92,648	$272,002
Less than $100,000	6,985	9,447	18,734	5,671	40,837
Total	$53,866	$75,140	$85,514	$98,319	$312,839
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2021, approximately $211.6 million in real estate loans and $1.1 million in investment securities were pledged as collateral to the FHLB supporting a $461.8 million line of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2021, we had $22.0 million in outstanding advances and our available borrowing capacity at the FHLB was $190.7 million.

The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
(in thousands)
Amount outstanding at period-end	$22,000	$22,000
Weighted average interest rate at period-end	0.93%	0.93%
Maximum month-end balance during the period	$22,000	$31,111
Average balance outstanding during the period	$22,000	$25,917
Weighted average interest rate during the period	0.94%	2.15%
The Company has also issued junior subordinated debentures and other subordinated notes. At March 31, 2021, these other borrowings amounted to $12.1 million.
At March 31, 2021, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 30, 2020, the Company issued $10.0 million in subordinated notes due in 2030 to repay the higher yielding subordinated noted amounting to $13.5 million, reducing interest expense. The notes have a ten year term and have a fixed rate of 5.00% for the first five years; thereafter, the rate resets quarterly to a benchmark rate plus 490 basis points. The notes may be redeemed in part or in whole, upon the occurrence of certain events.
The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $15.6 million as of March 31, 2021. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of March 31, 2021.
The Company also has available lines of credit of $76.0 million with other correspondent banks at March 31, 2021, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits. These lines were not utilized at March 31, 2021.

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
As of March 31, 2021, we had $190.7 million of available borrowing capacity from the FHLB, $15.6 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. In addition, as a participant in the PPPLF, the Bank has funding available at the Federal Reserve Bank of Richmond upon the pledging of the SBA-PPP loans. SBA-PPP loans available for pledging amounted to $265.7 million at March 31, 2021. The funding facility is available to be drawn upon through June 30, 2021 at a rate of 0.35% for the corresponding term of the underlying SBA-PPP loan collateral. Cash and cash equivalents were $318.0 million at March 31, 2021 and $146.9 million at December 31, 2020. We believe our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $7.7 million at March 31, 2021 compared to December 31, 2020. Net income for the three months ended March 31, 2021 increased retained earnings by $9.0 million. Stock options exercised and stock-based compensation increased common stock and additional paid-in capital in the aggregate by $409 thousand. These increases were partially offset by the change in net unrealized gains on available for sale securities of $1.7 million.
The Company uses several indicators of capital strength. The most commonly used measure is the Common Equity Tier 1 (“CET1”) capital ratio (common equity tier 1 capital divided by risk weighted assets), which was 13.81% at March 31, 2021 and 12.94% at December 31, 2020. The Company has above-average levels of capital and has taken steps to navigate COVID-19 related disruptions, including taking higher levels than normal of loan loss provisions and maintaining higher than normal levels of liquidity on the balance sheet.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and common equity tier 1 capital ratios for the three months ended March 31, 2021 and for the year ended December 31, 2020.

	For the Three Months Ended	For the Year Ended
	March 31, 2021	December 31, 2020
Return on Average Assets(1)	1.87%	1.38%
Return on Average Equity(1)	22.30%	13.66%
Common Equity Tier 1 Capital	13.81%	12.94%
_______________
(1)These ratios are annualized for the three months ended March 31, 2021.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can precipitate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of March 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (as if applicable to the Company) and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$169,046	8.84%	$76,515	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	169,046	13.98%	102,753	8.50%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	166,984	13.81%	84,620	7.00%	N/A	N/A
Total capital ratio (to risk-weighted assets)	194,283	16.07%	126,930	10.50%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$144,245	7.54%	$76,515	4.00%	$95,643	5.00%
Tier 1 capital (to risk-weighted assets)	144,245	12.29%	99,763	8.50%	93,895	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	144,245	12.29%	82,158	7.00%	76,289	6.50%
Total capital ratio (to risk-weighted assets)	159,042	13.55%	123,237	10.50%	117,368	10.00%

December 31, 2020
The Company
Tier 1 leverage ratio (to average assets)	$159,656	8.78%	72,770	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	159,656	13.10%	103,559	8.50%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	157,594	12.94%	85,284	7.00%	N/A	N/A
Total capital ratio (to risk-weighted assets)	185,008	15.19%	127,926	10.50%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$135,527	7.45%	72,770	4.00%	$90,962	5.00%
Tier 1 capital (to risk-weighted assets)	135,527	11.34%	101,619	8.50%	95,642	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	135,527	11.34%	83,686	7.00%	77,709	6.50%
Total capital ratio (to risk-weighted assets)	150,593	12.60%	125,530	10.50%	119,552	10.00%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2021.
CONTRACTUAL OBLIGATIONS

	As of March 31, 2021
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$—	$—	$22,000	$—	$22,000
Certificates of deposit $100,000 or more	179,354	91,519	1,129	—	272,002
Certificates of deposit less than $100,000	35,165	5,125	526	20	40,836
Lease payments	1,021	1,789	465	—	3,275
Subordinated debt	—	—	—	12,062	12,062
Total	$215,540	$98,433	$24,120	$12,082	$350,175

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
CREDIT EXTENSION COMMITMENTS

	As of March 31, 2021	As of December 31, 2020
(in thousands)
Unfunded lines of credit	$376,308	$331,576
Commitments to originate residential loans held for sale	8,767	11,444
Letters of credit	5,132	5,102
Total credit extension commitments	$390,207	$348,122
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
Commitments to extend credit are agreements to lend funds to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit is based on management’s credit evaluation of the customer.

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

INTEREST SENSITIVITY GAP

March 31, 2021	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$713,968	$69,062	$248,332	$1,031,362	$607,541	$1,638,903
Securities	14,038	—	2,000	16,038	111,985	128,023
Interest bearing deposits at other financial institutions	294,777	—	—	294,777	—	294,777
Federal funds sold	567	—	—	567	—	567
Total earning assets	$1,023,350	$69,062	$250,332	$1,342,744	$719,526	$2,062,270

Liabilities
Interest bearing liabilities
Interest bearing deposits	$778,306	$—	$—	$778,306	$—	$778,306
Time deposits	10,146	43,720	160,654	214,520	98,319	312,839
Total interest bearing deposits	788,452	43,720	160,654	992,826	98,319	1,091,145
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest bearing liabilities	$788,452	$43,720	$160,654	$992,826	$132,381	$1,125,207

Period gap	$234,898	$25,342	$89,678	$349,918	$587,145	$937,063
Cumulative gap	$234,898	$260,240	$349,918	$349,918	$937,063
Ratio of cumulative gap to total earning assets	11.39%	12.62%	16.97%	16.97%	45.44%
_______________
(1)Includes loans held for sale and loans made under the SBA-PPP loan program.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2021:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2021	(2.2)%	(1.3)%	0.0%	3.0%	8.6%	14.6%
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
The following table illustrates the results of our EVE analysis as of March 31, 2021.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2021	(16.1)%	(7.4)%	0.0%	10.3%	18.5%	26.1%

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
Item 1A. RISK FACTORS.

There are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report for the year ended December 31, 2020 in addition to and other reports as filed with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 2, 2021 the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $7.5 million of its outstanding common stock. During the three months ended March 31, 2021, the Company did not repurchase any shares under the stock repurchase program.
The new program replaces the previous $5.0 million stock repurchase program approved by the Board in April 2019, which concluded in the fourth quarter of 2020. In connection with the prior repurchase program, the Company purchased an aggregate of 304,114 shares of its common stock at an average price of $10.81 per share during the twelve months ended December 31, 2020, as reflected in the following table.

Periods	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
For the year ended December 31, 2020	304,114	$10.81	304,114	1,340,875

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on August 31, 2018).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on August 31, 2018).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101	The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    CAPITAL BANCORP, INC.
                    Registrant
Date: May 10, 2021            /s/ Ed Barry
                    Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2021            /s/ Alan W. Jackson
                    Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

