Form 10-Q
period 2021-06-30
Capital Bancorp Inc
filed 2021-08-06
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2021         OR
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
As of August 5, 2020, the Company had 13,783,915 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	June 30, 2021 (unaudited)	December 31, 2020 (audited)
Assets
Cash and due from banks	$19,691	$18,456
Interest bearing deposits at other financial institutions	286,738	126,081
Federal funds sold	2,237	2,373
Total cash and cash equivalents	308,666	146,910
Investment securities available for sale	160,515	99,787
Marketable equity securities	245	245
Restricted investments	3,478	3,713
Loans held for sale	47,935	107,154
Small Business Administration Payroll Protection Program (“SBA-PPP”) loans receivable, net of fees	202,763	201,018
Portfolio loans receivable, net of deferred fees and costs and net of allowance for loan losses of $24,079 and $23,434	1,368,392	1,292,068
Premises and equipment, net	4,134	4,464
Accrued interest receivable	7,786	8,134
Deferred income taxes	7,381	6,818
Foreclosed real estate	3,236	3,326
Bank owned life insurance	35,004	—
Other assets	2,315	2,956
Total assets	$2,151,850	$1,876,593

Liabilities
Deposits
Noninterest-bearing, including related party balances of $36,135 and $17,848	$828,308	$608,559
Interest-bearing, including related party balances of $76,060 and $130,586	1,089,111	1,043,569
Total deposits	1,917,419	1,652,128
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	14,016
Accrued interest payable	959	1,134
Other liabilities	22,206	28,004
Total liabilities	1,974,646	1,717,282

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,771,615 and 13,753,529 issued and outstanding	138	138
Additional paid-in capital	51,487	50,602
Retained earnings	125,431	106,854
Accumulated other comprehensive income	148	1,717
Total stockholders' equity	177,204	159,311
Total liabilities and stockholders' equity	$2,151,850	$1,876,593

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2021	2020	2021	2020
Interest income
Loans, including fees	$28,641	$21,609	$54,709	$42,683
Investment securities available for sale	544	316	1,021	656
Federal funds sold and other	104	75	197	405
Total interest income	29,289	22,000	55,927	43,744

Interest expense
Deposits, includes payments to related parties of $40 and $126 for the three and six months ended June 30, 2021, respectively, and $295 and $459 for the three and six months ended June 30, 2020, respectively.	1,582	2,954	3,589	6,567
Borrowed funds	187	422	375	866
Total interest expense	1,769	3,376	3,964	7,433

Net interest income	27,520	18,624	51,963	36,311
Provision for loan losses	781	3,300	1,284	5,709
Net interest income after provision for loan losses	26,739	15,324	50,679	30,602

Noninterest income
Service charges on deposits	165	110	312	259
Credit card fees	7,715	2,912	13,655	4,921
Mortgage banking revenue	5,270	7,321	13,013	10,293
Gain on sale of investment securities available for sale, net	153	—	153	—
Other fees and charges	168	758	288	1,163
Total noninterest income	13,471	11,101	27,421	16,636

Noninterest expenses
Salaries and employee benefits	8,750	8,498	17,317	15,910
Occupancy and equipment	1,195	1,152	2,324	2,330
Professional fees	1,362	894	2,987	1,664
Data processing	10,122	5,667	19,433	9,784
Advertising	1,293	606	2,126	1,242
Loan processing	975	740	2,026	1,187
Foreclosed real estate expenses, net	273	82	277	128
Other operating	3,235	2,266	6,482	4,459
Total noninterest expenses	27,205	19,905	52,972	36,704
Income before income taxes	13,005	6,520	25,128	10,534
Income tax expense	3,357	1,759	6,499	2,839
Net income	$9,648	$4,761	$18,629	$7,695

Basic earnings per share	$0.70	$0.34	$1.35	$0.56
Diluted earnings per share	$0.68	$0.34	$1.32	$0.55

Weighted average common shares outstanding:
Basic	13,766,318	13,817,349	13,761,676	13,846,889
Diluted	14,172,438	13,817,349	14,070,427	13,877,326

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$9,648	$4,761	$18,629	$7,695

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	27	1,380	(2,270)	2,421
Reclassification of realized gain on sale of investment securities available for sale	153	—	153	—
	180	1,380	(2,117)	2,421
Income tax benefit (expense) relating to the items above	(50)	(380)	548	(667)
Other comprehensive income	130	1,000	(1,569)	1,754
Comprehensive income	$9,778	$5,761	$17,060	$9,449

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount

Balance, December 31, 2019	13,894,842	$139	$51,561	$81,618	$13	$133,331
Net income	—	—	—	2,934	—	2,934
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	754	754
Stock options exercised	34,015	—	263	(163)	—	100
Stock-based compensation	—	—	244	—	—	244
Shares repurchased and retired	(112,134)	(1)	(1,282)	—	—	(1,283)
Balance, March 31, 2020	13,816,723	$138	$50,786	$84,389	$767	$136,080
Net income	—	—	—	4,761	—	4,761
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	1,000	1,000
Shares issued as compensation	3,000	—	37	—	—	37
Stock-based compensation	—	—	243	1	—	244
Shares repurchased and retired	(1,500)	—	(14)	—	—	(14)
Balance, June 30, 2020	13,818,223	138	51,052	89,151	1,767	142,108

Balance, December 31, 2020	13,753,529	$138	$50,602	$106,854	$1,717	$159,311
Net income	—	—	—	8,982	—	8,982
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(1,699)	(1,699)
Stock options exercised	5,689	—	107	(31)	—	76
Stock-based compensation	—	—	333	—	—	333
Balance, March 31, 2021	13,759,218	$138	$51,042	$115,805	$18	$167,003
Net income	—	—	—	9,648	—	9,648
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	130	130
Stock options exercised	10,301	—	121	(22)	—	99
Shares issued as compensation	2,096	—	26	—	—	26
Stock-based compensation	—	—	298	—	—	298
Balance, June 30, 2021	13,771,615	$138	$51,487	$125,431	$148	$177,204

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities
Net income	$18,629	$7,695
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	1,284	5,709
Provision for losses on mortgage loans sold	210	262
Provision for off balance sheet credit risk	(30)	45
Amortization on investments, net	217	136
Depreciation and amortization	986	878
Stock-based compensation expense	631	488
Director and employee compensation paid in stock	26	37
Deferred income tax expense (benefit)	243	(2)
Amortization of debt issuance expense	—	14
Gain on sale of securities available for sale	(153)	—
Loss on sale of foreclosed real estate	28	75
Mortgage banking revenue	(13,013)	(14,136)
Proceeds from sales of loans held for sale	691,510	463,783
Originations of loans held for sale	(619,277)	(495,586)
Changes in assets and liabilities:
Accrued interest receivable	348	(2,095)
Other assets	641	(507)
Accrued interest payable	(175)	(517)
Other liabilities	(5,977)	6,695
Net cash provided by (used for) operating activities	76,128	(27,026)

Investing activities
Purchases of securities available for sale	(139,318)	—
Maturities, calls and principal paydowns of securities available for sale	9,617	6,316
Proceeds from sale of securities available for sale	66,534	—
Sales (purchases) of restricted investments	235	(119)
Purchases of bank owned life insurance	(35,004)	—
Increase in SBA-PPP loans receivable, net	(1,745)	(229,646)
Increase in portfolio loans receivable, net	(77,608)	(41,703)
Purchases of premises and equipment, net	(656)	(330)
Proceeds from sales of foreclosed real estate	61	—
Net cash used for investing activities	(177,884)	(265,482)

Financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	219,749	272,218
Interest-bearing deposits	45,542	111,087
Federal Home Loan Bank advances, net	—	(6,666)
Other borrowed funds	(1,954)	1,955
Repurchase of common stock	—	(1,297)
Proceeds from exercise of stock options	175	100
Net cash provided by financing activities	263,512	377,397

Net increase in cash and cash equivalents	161,756	84,889

Cash and cash equivalents, beginning of year	146,910	114,824

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash and cash equivalents, end of period	$308,666	$199,713

Noncash activities:
Loans transferred to foreclosed real estate	$—	$1,017
Change in unrealized gains (losses) on investments	$(2,117)	$2,421

Cash paid during the period for:
Taxes	$9,140	$205
Interest	$4,139	$7,950

See Notes to Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation

Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and the bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville, and Columbia, Maryland, Reston, Virginia, and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm, and issues credit cards through OpenSky®, a secured, digitally-driven nationwide credit card platform.
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At June 30, 2021, Church Street Capital had loans totaling $4.6 million.
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
Although the macroeconomic and public health outlooks improved in the U.S. during the second quarter of 2021, the future direct and indirect impact of the pandemic on the Company’s businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens, including as the result of the spread of the more easily

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
communicable variants of COVID-19, the macroeconomic environment could have an adverse effect on our businesses, results of operations and financial condition.
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the SBA-PPP, including additional funding for the first and second draws of PPP loans up to March 13, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. SBA-PPP loans receivable as of June 30, 2021 totaled $208.1 million with $5.3 million of net unearned fees and generated interest income of $2.3 million for the three months ended June 30, 2021 and $4.7 million for the six months ended June 30, 2021.
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
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At June 30, 2020, there were 512,142 stock options excluded from the calculation as their effect would have been anti-dilutive, whereas at June 30, 2021 there were no such options.

Comprehensive income:
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive income as of June 30, 2021 and December 31, 2020 is as follows:

(in thousands)	June 30, 2021	December 31, 2020
Unrealized gains on securities available for sale	$220	$2,337
Deferred tax expense	(72)	(620)
Total accumulated comprehensive income	$148	$1,717

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
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Such modifications include short-term (e.g., six months) modifications that include payment deferrals of (i) principal and interest, (ii) interest only and (iii) principal only, fee waivers, extensions of repayment terms, or other delays in payment that are deemed insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2021, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue. It is not expected that this interagency guidance will have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At June 30, 2021 and December 31, 2020, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at June 30, 2021 and December 31, 2020 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
June 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasuries	$102,315	$53	$(245)	$102,123
Municipal	10,831	44	(169)	10,706
Corporate	7,000	1	(34)	6,967
Asset-backed securities	10,452	119	(3)	10,568
Mortgage-backed securities	29,697	758	(304)	30,151
Total	$160,295	$975	$(755)	$160,515

December 31, 2020
Available for sale
Municipal	$10,836	$108	$(17)	$10,927
Corporate	5,759	30	(22)	5,767
Asset-backed securities	10,839	42	—	10,881
Mortgage-backed securities	70,016	2,208	(12)	72,212
Total	$97,450	$2,388	$(51)	$99,787
There were 28 securities sold during the six months ended June 30, 2021. Proceeds from sales of securities sold during the six months ended June 30, 2021 were $66.5 million. The investment sales resulted in realized gains of $153 thousand for the three and six months ended June 30, 2021.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)
Information related to unrealized losses in the investment portfolio as of June 30, 2021 and December 31, 2020 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$58,858	$(245)	$—	$—	$58,858	$(245)
Municipal	9,150	(169)	—	—	9,150	(169)
Corporate	3,966	(34)	—	—	3,966	(34)
Asset-backed securities	3,534	(3)	—	—	3,534	(3)
Mortgage-backed securities	18,085	(304)	—	—	18,085	(304)
Total	$93,593	$(755)	$—	$—	$93,593	$(755)

December 31, 2020
Municipal	$3,151	$(17)	$—	$—	$3,151	$(17)
Corporate	1,994	(6)	244	(16)	2,238	(22)
Mortgage-backed securities	2,410	(12)	—	—	2,410	(12)
Total	$7,555	$(35)	$244	$(16)	$7,799	$(51)
At June 30, 2021, there were no securities and at December 31, 2020 there was one security that had been in an unrealized loss position for greater than twelve months. Management believes that the unrealized loss at June 30, 2021 resulted from changes in the interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at June 30, 2021 and December 31, 2020 is shown below:

Pledged Securities
	June 30, 2021		December 31, 2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal Home Loan Bank	$—	$—	$1,142	$1,189
Contractual maturities of U.S. government-sponsored enterprises, municipals and corporate securities at June 30, 2021 and December 31, 2020 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

Contractual Maturities
	June 30, 2021		December 31, 2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Over one to five years	30,329	30,172	—	—
Over five to ten years	78,986	78,918	5,500	5,524
Over ten years	21,283	21,274	21,934	22,051
Mortgage-backed securities(1)	29,697	30,151	70,016	72,212
Total	$160,295	$160,515	$97,450	$99,787
_______________
(1)    Mortgage-backed securities contractually repay in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 4 - SBA-PPP Loans Receivable

Pursuant to the CARES Act, the SBA-PPP provides forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. SBA-PPP loans have an interest rate of 1%, have two or five year terms, and carry a 100% guarantee of the SBA.
The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded that the likelihood of loss was remote and therefore no allowance for loan losses was assigned to these loans.
SBA-PPP gross loans receivable, totaled $208.1 million at June 30, 2021, and $204.9 million at December 31, 2020, and were all rated as pass credits and were not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $5.3 million at June 30, 2021 compared to $3.9 million at December 31, 2020. There were no outstanding commitments to extend additional SBA-PPP loans at June 30, 2021.

Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans as are as follows:

Portfolio Loan Categories
(in thousands)	June 30, 2021	December 31, 2020
Real estate:
Residential	$420,015	$437,860
Commercial	471,807	392,550
Construction	223,832	224,904
Commercial and Industrial	158,392	157,127
Credit card	121,410	102,186
Other consumer	1,034	1,649
Portfolio loans receivable, gross	1,396,490	1,316,276
Deferred origination fees, net	(4,019)	(774)
Allowance for loan losses	(24,079)	(23,434)
Portfolio loans receivable, net	$1,368,392	$1,292,068
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of June 30, 2021, there were approximately $257.4 million of owner-occupied commercial real estate loans, representing approximately 54.6% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are somewhat diverse in terms and type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Our OpenSky® credit card division provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Most of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank offers certain existing customers an unsecured line in excess of their secured line of credit. Approximately $115.9 million and $98.5 million of the credit card balances were secured by savings deposits held by the Company as of June 30, 2021 and December 31, 2020, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as, for example, term loans, car loans or boat loans are offered.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired at acquisition, the difference between the contractually required payments and expected cash flows are recorded as a non-accretable discount. The remaining non-accretable discounts on loans acquired was $285 thousand as of June 30, 2021 and December 31, 2020. Loans with non-accretable discounts had carrying values of $825 thousand and $836 thousand as of June 30, 2021 and December 31, 2020, respectively.
Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Accretable discount at beginning of period	$218	$233	$221	$429
Less: Accretion and payoff of loans	(6)	(3)	(9)	(199)
Other changes, net	—	—	—	—
Accretable discount at end of period	$212	$230	$212	$230
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and six months ended June 30, 2021 and June 30, 2020.

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2021
Real estate:
Residential	$6,816	$(107)	$—	$—	$6,709
Commercial	7,362	415	—	—	7,777
Construction	4,644	(102)	—	1	4,543
Commercial and Industrial	2,449	176	(95)	5	2,535
Credit card	2,232	432	(172)	10	2,502
Other consumer	47	(34)	—	—	13
Total	$23,550	$781	$(267)	$16	$24,079

Six Months Ended June 30, 2021
Real estate:
Residential	$7,153	$(444)	$—	$—	$6,709
Commercial	6,786	991	—	—	7,777
Construction	4,595	(53)	—	1	4,543
Commercial and Industrial	2,417	313	(200)	5	2,535
Credit card	2,462	485	(472)	27	2,502
Other consumer	21	(8)	—	—	13
Total	$23,434	$1,284	$(672)	$33	$24,079

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Allowance for Loan Losses
	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2020
Real estate:
Residential	$4,971	$1,273	$—	$—	$6,244
Commercial	4,423	810	—	—	5,233
Construction	3,032	920	—	—	3,952
Commercial and Industrial	1,663	80	—	—	1,743
Credit card	1,414	217	(144)	10	1,497
Other consumer	11	—	—	—	11
Total	$15,514	$3,300	$(144)	$10	$18,680

Six Months Ended June 30, 2020
Real estate:
Residential	$4,135	$2,109	$—	$—	$6,244
Commercial	3,573	1,660	—	—	5,233
Construction	2,668	1,284	—	—	3,952
Commercial and Industrial	1,548	221	(26)	—	1,743
Credit card	1,367	434	(323)	19	1,497
Other consumer	10	1	—	—	11
Total	$13,301	$5,709	$(349)	$19	$18,680

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
June 30, 2021	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$6,709	$4,583	$415,432
Commercial	—	7,777	65	471,742
Construction	—	4,543	2,550	221,282
Commercial and Industrial	236	2,299	713	157,679
Credit card	—	2,502	—	121,410
Other consumer	—	13	—	1,034
Total	$236	$23,843	$7,911	$1,388,579

December 31, 2020
Real estate:
Residential	$—	$7,153	$4,537	$433,173
Commercial	—	6,786	2,358	390,192
Construction	—	4,595	1,886	223,168
Commercial and Industrial	253	2,164	1,182	155,945
Credit card	—	2,462	—	102,186
Other consumer	—	21	—	1,649
Total	$253	$23,181	$9,963	$1,306,313

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of June 30, 2021 and December 31, 2020 were as follows:

Portfolio Loans Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Non-accrual Loans
(in thousands)
June 30, 2021
Real estate:
Residential	$319	$4,282	$4,601	$415,414	$420,015	$—	$4,583
Commercial	32	248	280	471,527	471,807	215	65
Construction	851	2,806	3,657	220,175	223,832	—	2,800
Commercial and Industrial	—	619	619	157,773	158,392	—	713
Credit card	11,244	2	11,246	110,164	121,410	2	—
Other consumer	—	—	—	1,034	1,034	—	—
Total	$12,446	$7,957	$20,403	$1,376,087	$1,396,490	$217	$8,161

Acquired loans included in total above	$—	$520	$520	$3,895	$4,415	$214	$306

December 31, 2020
Real estate:
Residential	$1,029	$3,539	$4,568	$433,292	$437,860	$—	$3,581
Commercial	36	2,583	2,619	389,931	392,550	225	2,358
Construction	1,444	442	1,886	223,018	224,904	—	1,886
Commercial and Industrial	486	741	1,227	155,900	157,127	—	1,182
Credit card	13,811	6	13,817	88,369	102,186	6	—
Other consumer	—	—	—	1,649	1,649	—	—
Total	$16,806	$7,311	$24,117	$1,292,159	$1,316,276	$231	$9,007

Acquired loans included in total above	$36	$565	$601	$4,675	$5,276	$225	$381
There were not any loans in the process of foreclosure at June 30, 2021. At December 31, 2020 there was a loan secured by a one-to-four family residential property in the process of foreclosure that amounted to $175 thousand.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
June 30, 2021
Real estate:
Residential	$4,791	$4,583	$—	$4,583	$—
Commercial	205	65	—	65	—
Construction	2,666	2,550	—	2,550	—
Commercial and Industrial	869	340	373	713	236
Total	$8,531	$7,538	$373	$7,911	$236

Acquired loans included above	$540	$360	$—	$360	$—

December 31, 2020
Real estate:
Residential	$3,960	$4,537	$—	$4,537	$—
Commercial	2,490	2,358	—	2,358	—
Construction	1,996	1,886	—	1,886	—
Commercial and Industrial	1,344	791	391	1,182	253
Total	$9,790	$9,572	$391	$9,963	$253

Acquired loans included above	$548	$381	$—	$381	$—
The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Loans
	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$4,952	$15	$4,955	$21
Commercial	1,080	3	1,094	17
Construction	2,720	—	2,720	—
Commercial and Industrial	1,154	31	1,155	34
Total	$9,906	$49	$9,924	$72

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Interest Recognized on Impaired Loans
	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$2,373	$4	$2,376	$4
Commercial	1,122	—	1,123	3
Construction	1,556	—	1,556	9
Commercial and Industrial	746	—	747	—
Total	$5,797	$4	$5,802	$16
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
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Portfolio Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Real estate:
Residential	$412,673	$1,869	$5,473	$—	$420,015
Commercial	464,596	6,822	389	—	471,807
Construction	219,327	1,705	2,800	—	223,832
Commercial and Industrial	144,387	12,485	1,520	—	158,392
Credit card	121,410	—	—	—	121,410
Other consumer	1,034	—	—	—	1,034
Portfolio loans receivable, gross	$1,363,427	$22,881	$10,182	$—	$1,396,490

December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial and Industrial	145,365	9,766	1,996	—	157,127
Credit card	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Portfolio loans receivable, gross	$1,280,828	$22,909	$12,539	$—	$1,316,276
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Modifications such as payment deferrals through June 30, 2021 have been short term in nature and are included in the population of loans deferred and have not impacted TDRs. The status of TDRs is as follows:

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
June 30, 2021		Performing	Nonperforming	Total
Real estate:
Residential	4	$—	$464	$464
Commercial and Industrial	1	—	94	94
Total	5	$—	$558	$558

Acquired loans included in total above	3	$—	$145	$145

December 31, 2020
Real estate:
Residential	3	$—	$146	$146
Commercial and Industrial	2	—	294	294
Total	5	$—	$440	$440

Acquired loans included in total above	3	$—	$145	$145
There was one new residential TDR during the three and six months ended June 30, 2021 for $319 thousand. The loan is also classified as non-accrual. There was one commercial and industrial TDR that was paid off during the six months ended June 30, 2021 for $200 thousand. The Company had no defaulted TDR loans over the last twelve months.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	June 30, 2021	December 31, 2020
Unused lines of credit
Real Estate:
Residential	$11,038	$15,973
Residential - Home Equity	35,366	32,398
Commercial	22,161	20,848
Construction	115,149	118,843
Commercial and Industrial	45,807	50,877
Secured credit card	131,117	92,452
Other consumer	2,696	185
Total	$363,334	$331,576

Commitments to originate residential loans held for sale	$3,949	$11,444

Letters of credit	$5,132	$5,102
Lines of credit are agreements to lend to a customer as long as there is no violation of any condition of the contract. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will, at any given time, draw upon their lines in

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
full. Loan commitments generally have variable interest rates, fixed expiration dates, and may require payment of a fee.
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

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance at beginning of period	$1,822	$1,271	$1,775	$1,226
Provision for off balance sheet credit commitments	(77)	—	(30)	45
Recoveries	—	—	—	—
Charge-offs	—	—	—	—
Balance at end of period	$1,745	$1,271	$1,745	$1,271
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
The Company maintains an estimated reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance at beginning of period	$1,284	$667	$1,160	$575
Provision for mortgage loan put backs	86	156	210	262
Charge-offs	—	—	—	(14)
Balance at end of period	$1,370	$823	$1,370	$823

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	June 30, 2021	December 31, 2020
Notional amount of open forward sales agreements	$20,000	$38,000
Fair value of open forward delivery sales agreements	(47)	(179)
Notional amount of open mandatory delivery commitments	7,696	15,531
Fair value of open mandatory delivery commitments	18	179
Notional amount of interest rate lock commitments	21,841	34,827
Fair value of interest rate lock commitments	59	148
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
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.26% at June 30, 2021 and 2.23% at December 31, 2020. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases (continued)
As of June 30, 2021, the Company’s lease ROU assets and related lease liabilities were $3.1 million and $3.4 million, respectively, compared to December 31, 2020 balances of $3.1 million of ROU assets and $3.4 million of lease liabilities, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of June 30, 2021, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	June 30, 2021	December 31, 2020
Lease Right of Use Asset:
Lease asset	$6,031	$5,399
Less: Accumulated amortization	(2,970)	(2,288)
Net lease asset	$3,061	$3,111

Lease Liability:
Lease liability	$3,367	$3,440
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	June 30, 2021
Amounts due in:
2021	$666
2022	1,099
2023	920
2024	576
2025	116
2026	109
Total future lease payments	3,486
Discount of cash flows	(119)
Present value of net future lease payments	$3,367
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
The Company has categorized its financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 as follows:

Fair Value of Financial Instruments
(in thousands)
June 30, 2021	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
Municipal	$10,706	—	$10,706	—
Corporate	6,967	—	6,967	—
Asset-backed securities	10,568	—	10,568	—
Mortgage-backed securities	30,151	—	30,151	—
U.S. Treasuries	102,123	—	102,123
Total	$160,515	$—	$160,515	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$47,935	$—	$47,935	$—
Derivative assets	$77	$—	$77	$—
Derivative liabilities	$(47)	$—	$(47)	$—

December 31, 2020
Investment securities available for sale
Municipal	$10,927	—	$10,927	—
Corporate	5,767	—	5,767	—
Asset-backed securities	10,881	—	10,881	—
Mortgage-backed securities	72,212	—	72,212	—
Total	$99,787	$—	$99,787	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$107,154	$—	$107,154	$—
Derivative assets	$327	$—	$327	$—
Derivative liabilities	$(179)	$—	$(179)	$—

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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	June 30, 2021	December 31, 2020
Aggregate fair value	$47,935	$107,154
Contractual principal	45,188	99,362
Difference	$2,747	$7,792
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2021 and December 31, 2020, the fair values consist of loan balances of $7.9 million and $10.0 million, with specific reserves of $236 thousand and $253 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	June 30, 2021	December 31, 2020
Impaired loans
Level 3 inputs	$7,675	$9,709
Total	$7,675	$9,709

Foreclosed real estate
Level 3 inputs	$3,236	$3,326
Total	$3,236	$3,326

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2021 and December 31, 2020:

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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Fair Value of Selected Financial Instruments
	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$19,691	$19,691	$18,456	$18,456
Interest bearing deposits at other financial institutions	286,738	286,738	126,081	126,081
Federal funds sold	2,237	2,237	2,373	2,373
Level 3
Loans receivable, net (1)	$1,571,155	$1,571,749	$1,493,086	$1,499,073
Restricted investments	3,478	3,478	3,713	3,713

Financial liabilities
Level 1
Noninterest bearing deposits	$828,308	$828,308	$608,559	$608,559
Level 3
Interest bearing deposits	$1,089,111	$1,092,152	$1,043,569	$1,048,728
FHLB advances and other borrowed funds	34,062	34,685	36,016	37,067
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent product line divisions and are viewed separately for strategic planning purposes by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at June 30, 2021 and June 30, 2020.

Segments

For the Three Months Ended June 30, 2021
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$17,297	$313	$11,114	$600	$(35)	$29,289
Interest expense	1,413	221	—	170	(35)	1,769
Net interest income	15,884	92	11,114	430	—	27,520
Provision for loan losses	349	—	432	—	—	781
Net interest income after provision	15,535	92	10,682	430	—	26,739
Noninterest income	260	5,454	7,715	42	—	13,471
Noninterest expense	10,489	3,283	13,328	105	—	27,205
Net income before taxes	$5,306	$2,263	$5,069	$367	$—	$13,005

Total assets	$1,943,106	$49,110	$128,009	$197,071	$(165,446)	$2,151,850

For the Three Months Ended June 30, 2020
Interest income	$16,345	$690	$4,375	$628	$(38)	$22,000
Interest expense	2,735	387	—	292	(38)	3,376
Net interest income	13,610	303	4,375	336	—	18,624
Provision for loan losses	3,083	—	217	—	—	3,300
Net interest income after provision	10,527	303	4,158	336	—	15,324
Noninterest income	183	8,004	2,913	1	—	11,101
Noninterest expense	8,188	4,475	7,144	98	—	19,905
Net income before taxes	$2,522	$3,832	$(73)	$239	$—	$6,520

Total assets	$1,608,651	$118,026	$62,823	$164,459	$(131,594)	$1,822,365

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

For the Six Months Ended June 30, 2021
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$34,861	$789	$19,309	$1,029	$(61)	$55,927
Interest expense	3,124	569	—	332	(61)	3,964
Net interest income	31,737	220	19,309	697	—	51,963
Provision for loan losses	729	—	485	70	—	1,284
Net interest income after provision	31,008	220	18,824	627	—	50,679
Noninterest income	498	13,227	13,655	41	—	27,421
Noninterest expense	19,888	7,202	25,702	180	—	52,972
Net income before taxes	$11,618	$6,245	$6,777	$488	$—	$25,128

Total assets	$1,943,106	$49,110	$128,009	$197,071	$(165,446)	$2,151,850

For the Six Months Ended June 30, 2020
Interest income	$32,452	$1,055	$9,081	$1,211	(55)	$43,744
Interest expense	6,322	596	—	570	(55)	7,433
Net interest income	26,130	459	9,081	641	—	36,311
Provision for loan losses	5,275	—	434	—	—	5,709
Net interest income after provision	20,855	459	8,647	641	—	30,602
Noninterest income	409	11,304	4,921	2	—	16,636
Noninterest expense	16,891	6,879	12,726	208	—	36,704
Net income before taxes	$4,373	$4,884	$842	$435	$—	$10,534

Total assets	$1,608,651	$118,026	$62,823	$164,459	$(131,594)	$1,822,365

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
In addition to the foregoing, the COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees and third party service providers. The ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding and lead to a tightening of credit. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
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
Our Commercial Banking division accounts for the majority of the Bank’s total assets. Our commercial bankers endeavor to provide quality service, customized solutions and tailored advice to commercial clients in our operating markets.
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

COVID-19 Pandemic
The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on economic conditions and created uncertainty in financial markets. In early March 2020, the Company began preparing for potential disruptions and government limitations on activity in the markets in which we serve. Our team activated our Business Continuity Program and was able to quickly execute on multiple initiatives to adjust our operations to protect the health and safety of our employees and clients. Currently, a significant portion of our workforce is working remotely without materially impacting our productivity while continuing to provide a high level of customer service. Since the beginning of the crisis, we have been in close contact with our clients, assessing the level of impact on their businesses, and providing relief programs according to each client’s specific situation and qualifications. Currently, the Company has four branches open and one previous location has been permanently closed. We have enhanced awareness of digital banking offerings and limited the number of customers in the branch and have taken steps to comply with various government directives regarding “social distancing,” as well as enhanced cleaning and disinfecting of surface areas to protect our clients and employees.
Small Business Administration’s Paycheck Protection Program
We were able to quickly establish our process for participating in the Small Business Administration’s Paycheck Protection Program (“SBA-PPP”) that enabled our clients to utilize this valuable resource. SBA-PPP loans are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are 100% guaranteed by the SBA and, under certain circumstances, forgiveness of the loan by the SBA is granted to the borrower. In general, forgiveness is predicated on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. SBA-PPP loans do not require any collateral or personal guarantees. As of June 30, 2021, the outstanding loan balance was approximately $208.1 million for SBA-PPP loans that were originated in the first and second rounds of the program. These efforts have allowed us to further strengthen and deepen our client relationships, while positively impacting thousands of individuals.
Short-term Modifications for Borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing loan modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, also addressed COVID-19 related modifications and specified that such modifications made between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the National Emergency or (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. Commercial and consumer loans still on COVID-19 related deferrals were $30.5 million at December 31, 2020 and have decreased to $11.9 million or approximately 0.85% of total portfolio loans receivable as of June 30, 2021.

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
Capital
As of June 30, 2021, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong.
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
	2021	2020	% Change
(in thousands)
Interest income	$29,289	$22,000	33.1%
Interest expense	1,769	3,376	(47.6)%
Net interest income	27,520	18,624	47.8%
Provision for loan losses	781	3,300	(76.3)%
Net interest income after provision	26,739	15,324	74.5%
Noninterest income	13,471	11,101	21.3%
Noninterest expenses	27,205	19,905	36.7%
Net income before income taxes	13,005	6,520	99.5%
Income tax expense	3,357	1,759	90.8%
Net income	$9,648	$4,761	102.6%
Net income for the three months ended June 30, 2021 increased 102.6% to $9.6 million from $4.8 million for the three months ended June 30, 2020. The increase was primarily due to increases in interest income, credit card fees and mortgage banking revenue (included in noninterest income), and a decrease in interest expense. In addition, there was a decrease in the loan loss provision of $2.5 million in the current quarter, as a result of the improving economic environment from the COVID-19 worldwide pandemic. Noninterest expense was $27.2 million for the three months ended June 30, 2021, compared to $19.9 million for the three months ended June 30, 2020, an increase of $7.3 million, or 36.7%. The increase was primarily due to an increase of $4.5 million, or 78.6%, in data processing expenses, resulting from the increase in OpenSky® accounts as compared to the three months ended June 30, 2020. In addition, increases in credit expenses, outside service providers, and FDIC insurance account for an increase of $1.0 million, or 42.8%, quarter over quarter in operating expenses.

	Six Months Ended June 30,
	2021	2020	% Change
(in thousands)
Interest income	$55,927	$43,744	27.9%
Interest expense	3,964	7,433	(46.7)%
Net interest income	51,963	36,311	43.1%
Provision for loan losses	1,284	5,709	(77.5)%
Net interest income after provision	50,679	30,602	65.6%
Noninterest income	27,421	16,636	64.8%
Noninterest expenses	52,972	36,704	44.3%
Net income before income taxes	25,128	10,534	138.5%
Income tax expense	6,499	2,839	128.9%
Net income	$18,629	$7,695	142.1%
Net income for the six months ended June 30, 2021 was $19 million, an increase of approximately $10.9 million, or 142.1%, from net income for the six months ended June 30, 2020 of $7.7 million. The increase in earnings was attributable to higher levels of both net interest income and noninterest income. Improved net interest income was primarily due to an increase in interest income resulting from higher levels of earning assets during the period and a decrease in interest expense. The increase in noninterest income was partially offset by higher noninterest expenses. In addition, a decline in the provision for loan losses of $4.4 million, reflects indications that the overall economic conditions continue to improve from the year earlier period. Noninterest income increased $10.8 million over the prior comparable period primarily due to increased mortgage banking revenue of $2.7 million and credit card fees of $8.7 million. Noninterest expense increased $16.3 million primarily due to increases in salaries and benefits of $1.4 million, or 8.8%, data processing of $9.6 million, or 98.6%, $1.3 million in professional services and $2.0 million, or 45.4% in other operating expenses. The increase in operating expenses includes credit expenses, outside service providers and FDIC insurance. Overall, the increases are attributed to significant growth in mortgage originations and secured credit cards during the six months ended June 30, 2021.
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
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$259,330	$63	0.10%	$79,854	$19	0.09%
Federal funds sold	3,087	—	0.00%	1,889	—	0.05%
Investment securities	139,997	544	1.56%	58,860	316	2.16%
Restricted investments	3,478	41	4.70%	4,152	56	5.46%
Loans held for sale	44,644	314	2.82%	78,254	687	3.53%
SBA-PPP loans receivable	250,040	2,272	3.64%	166,033	1,011	2.45%
Portfolio loans receivable(2)	1,316,224	26,055	7.94%	1,199,338	19,911	6.68%
Total interest earning assets	2,016,800	29,289	5.82%	1,588,380	22,000	5.57%
Noninterest earning assets	24,432			24,459
Total assets	$2,041,232			$1,612,839

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$282,197	50	0.07%	$182,095	171	0.38%
Savings	6,634	1	0.05%	4,522	1	0.05%
Money market accounts	460,669	352	0.31%	472,802	1,279	1.09%
Time deposits	304,519	1,179	1.55%	282,695	1,503	2.14%
Borrowed funds	35,770	187	2.10%	44,672	422	3.80%
Total interest bearing liabilities	1,089,789	1,769	0.65%	986,786	3,376	1.38%
Noninterest bearing liabilities:
Noninterest bearing liabilities	20,111			21,647
Noninterest bearing deposits	758,255			464,702
Stockholders’ equity	173,077			139,704
Total liabilities and stockholders’ equity	$2,041,232			$1,612,839

Net interest spread			5.17%			4.19%
Net interest income		$27,520			$18,624
Net interest margin (3)			5.47%			4.72%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended June 30, 2021 and 2020 , SBA-PPP loans and credit card loans collectively accounted for 192 and 76 basis points of the reported net interest margin, respectively.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Compared to the			Compared to the
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest bearing deposits	$37	$8	$45	$(341)	$176	$(165)
Federal funds sold	1	(1)	—	(14)	11	(3)
Investment securities	286	(58)	228	473	(108)	365
Restricted stock	(8)	(7)	(15)	(10)	(30)	(40)
Loans held for sale	(254)	(119)	(373)	(29)	(229)	(258)
SBA-PPP loans receivable	1,261	—	1,261	3,729	—	3,729
Portfolio loans receivable	2,088	4,055	6,143	4,202	4,353	8,555
Total interest income	3,411	3,878	7,289	8,010	4,173	12,183

Interest Expense:
Interest bearing demand accounts	254	(374)	(120)	1,104	(1,384)	(280)
Savings	—	—	—	3	(5)	(2)
Money market accounts	(32)	(896)	(928)	39	(2,125)	(2,086)
Time deposits	127	(451)	(324)	316	(926)	(610)
Borrowed funds	(73)	(162)	(235)	(171)	(320)	(491)
Total interest expense	276	(1,883)	(1,607)	1,291	(4,760)	(3,469)
Net interest income	$3,135	$5,761	$8,896	$6,719	$8,933	$15,652

Net interest income increased by $8.9 million, or 47.8%, for the second quarter of 2021 compared to the second quarter of 2020 as average total interest earning assets increased from $1.6 billion to $2.0 billion. The increase in average interest earning assets was driven by an increase in average portfolio loan balances of $116.9 million, or 9.7%, from an average of $1.2 billion for the quarter ended June 30, 2020 to $1.3 billion for the quarter ended June 30, 2021. Average interest earning assets increased by the SBA-PPP loans which had an average balance of $250.0 million for the three months ended June 30, 2021 compared to $166.0 million for the three months ended June 30, 2020. The increase in average outstanding loan balances on SBA-PPP and portfolio loans, in addition to the increase in the average yield on SBA-PPP and portfolio loans, led to a 25 basis point increase in the yield on interest earning assets, from 5.57% for the three months ended June 30, 2020 to 5.82% for the three months ended June 30, 2021. The overall increase in yield on interest earning assets is primarily attributed to improving yields in the credit card portfolio as customer behaviors continue to normalize from the effects of the pandemic.
Average interest bearing liabilities increased by $103.0 million, or 10.4%, from $986.8 million for the second quarter of 2020 to $1.1 billion for the second quarter of 2021. The increase was due to growth of $111.9 million, or 11.9%, in the average balance of interest bearing deposits partially offset by a decrease in the average balance of borrowed funds of $8.9 million, or 19.9%. The average interest rate paid on interest bearing liabilities decreased 73 basis points to 0.65% for the second quarter of 2021 from 1.38%

for the second quarter of 2020. The decreases in the interest rates primarily reflect market interest rate decreases in 2020 and 2021.
The net interest margin increased 75 basis point to 5.47% for the three months ended June 30, 2021, from 4.72% for the three months ended June 30, 2020. Excluding credit cards and SBA-PPP loans, the Company’s net interest margin was 3.55% for the three months ended June 30, 2021, down 41 basis points from 3.96% for the three months ended June 30, 2020. The year over year net interest margin decrease of 75 basis points was primarily due to the declining rate environment. The Company’s net interest spread was 5.17% and 4.19% for the three months ended June 30, 2021 and 2020,respectively.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$232,712	$113	0.10%	$88,238	$278	0.63%
Federal funds sold	3,477	—	0.00%	1,479	4	0.51%
Investment securities	123,443	1,022	1.67%	59,628	656	2.21%
Restricted investments	3,691	83	4.56%	4,035	123	6.15%
Loans held for sale	58,475	794	2.74%	60,180	1,053	3.52%
SBA-PPP loans receivable	242,619	4,741	3.94%	83,060	1,011	2.45%
Portfolio loans receivable(2)	1,305,973	49,174	7.59%	1,187,170	40,619	6.88%
Total interest earning assets	1,970,390	55,927	5.72%	1,483,790	43,744	5.93%
Noninterest earning assets	25,113			21,279
Total assets	$1,995,503			$1,505,069

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$269,647	$118	0.09%	$162,985	$398	0.49%
Savings	6,127	2	0.05%	4,463	4	0.17%
Money market accounts	465,882	881	0.38%	459,865	2,967	1.30%
Time deposits	318,512	2,588	1.64%	293,374	3,198	2.19%
Borrowed funds	34,699	375	2.18%	45,214	866	3.85%
Total interest bearing liabilities	1,094,867	3,964	0.73%	965,901	7,433	1.55%
Noninterest bearing liabilities:
Noninterest bearing liabilities	22,940			20,744
Noninterest bearing deposits	709,443			379,881
Stockholders’ equity	168,253			138,543
Total liabilities and stockholders’ equity	$1,995,503			$1,505,069

Net interest spread			4.99%			4.38%
Net interest income		$51,963			$36,311
Net interest margin (3)			5.32%			4.92%
(1)Annualized
(2)Includes nonaccrual loans.
(3)For the six months ended June 30, 2021 and 2020, SBA-PPP loans and credit card loans collectively accounted for 173 and 96 basis points of the reported net interest margin, respectively.

For the six months ended June 30, 2021, net interest income increased by $15.7 million, or 43.1%, from the six months ended June 30, 2020 as average total interest earning assets increased from $1.5 billion to $2.0 billion. The increase in average interest earning assets was primarily driven by an increase in average portfolio loan balances of $118.8 million, or 10.0%, from an average balance of $1.2 billion to $1.3 billion for the same period. Reflective of the decreasing interest rate environment, the annualized yield on interest earning assets decreased 20 basis points, from 5.93% for the six months ended June 30, 2020 to 5.72% for the six months ended June 30, 2021.
For the six months ended June 30, 2021, average interest bearing liabilities increased by $129.0 million, or 13.4%, from $965.9 million to $1.1 billion period over period. The increase was due to growth of $139.5 million, or 15.1%, in the average balance of interest bearing deposits and a decrease in the average balance of borrowed funds of $10.5 million, or 23.3%. The annualized average interest rate paid on interest bearing liabilities decreased 82 basis points for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The average annualized interest rate on interest bearing deposits decreased by 40 basis points in addition to a decrease in the average annualized interest rate on borrowed funds of 167 basis points. The decreases in the annualized average interest rates reflect interest rate decreases in 2020 and 2021.
The net interest margin increased 40 basis points to 5.32% for the six months ended June 30, 2021, from 4.92% for the six months ended June 30, 2020. Excluding credit cards and SBA-PPP loans, the annualized net interest margin was 3.59% for the six months ended June 30, 2021, down 37 basis points from 3.96% for the six months ended June 30, 2020. The year over year net interest margin decrease of 40 basis points resulted primarily from the decreasing rate environment. Net interest spread was 4.99% and 4.38% for the six months ended June 30, 2021 and 2020, respectively.
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses see “Financial Condition—Allowance for Loan Losses.”
During the quarter ended June 30, 2021, credit metrics improved as the economy continued to recover from COVID-19. Primarily as a result of an improving economic environment, the provision for loan losses declined from $3.3 million for the three months ended June 30, 2020 to $781 thousand for the three months ended June 30, 2021. The improvement was partially offset by a small number of charge offs resulting in a $781 thousand provision. Net charge-offs amounted to $252 thousand for the three months ended June 30, 2021, compared to $134 thousand for the three months ended June 30, 2020. The increase in net charge-offs for the three months ended June 30, 2021 was primarily due to increases in charge-offs of $169 thousand in the commercial and industrial loan portfolio and $140 thousand in the credit card portfolio.
As a result of the continued improving economic environment, the provision for loan losses was $1.3 million for the six months ended June 30, 2021 compared to $5.7 million for the six months ended June 30, 2020. Net charge-offs amounted to $639 thousand for the six months ended June 30, 2021, compared to $330 thousand for the six months ended June 30, 2020. The increase in net charge-offs for the six months ended June 30, 2021 was primarily due to increases in charge-offs of $169 thousand in commercial and industrial and $140 thousand in the credit card portfolio. Our allowance for loan losses as a percent of portfolio loans was 1.73% and 1.78% at June 30, 2021 and December 31, 2020, respectively.

Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, certain credit card fees, such as interchange fees and statement fees, credit card fees and mortgage banking revenue. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$165	$110	50.0%	$312	$259	20.5%
Credit card fees	7,715	2,912	164.9%	13,655	4,921	177.5%
Mortgage banking revenue	5,270	7,321	(28.0)%	13,013	10,293	26.4%
Gain on sale of securities	153	—	—%	153	—	—%
Other fees and charges	168	758	(77.8)%	288	1,163	(75.2)%
Total noninterest income	$13,471	$11,101	21.3%	$27,421	$16,636	64.8%
Noninterest income increased $2.4 million, or 21.3%, to $13.5 million for the three months ended June 30, 2021 from $11.1 million for the three months ended June 30, 2020. The increase was primarily due to an increase in credit card fees of $4.8 million, or 164.9%, which was partially offset by a decrease in mortgage banking revenue of $2.1 million, or 28.0%, during the second quarter of 2021 compared to the second quarter of 2020. Mortgage banking revenue included commissions of $2.4 million for the three months ended June 30, 2021 compared to $2.8 million for the three months ended June 30, 2020, reflective of lower levels of mortgage originations. As a result of efforts to emphasize financing for new home purchases, as opposed to re-financings, volumes for purchase transactions as a percentage of loan originations increased to 50.6% for the second quarter of 2021, compared to 31.2% for the second quarter of 2020. Proceeds from the sale of loans held for sale amounted to $286.0 million for the three months ended June 30, 2021 compared to $280.2 million for the three months ended June 30, 2020.
OpenSky® credit card issuances totaled 98 thousand for the three months ended June 30, 2021, compared to 172 thousand for the three months ended June 30, 2020. Credit card fees increased $4.8 million to $7.7 million for the three months ended June 30, 2021 from $2.9 million for the three months ended June 30, 2020.
Noninterest income increased $10.8 million, or 64.8%, to $27.4 million for the six months ended June 30, 2021 compared to $16.6 million for the six months ended June 30, 2020. The increase was primarily due to credit card fees which increased $8.7 million, or 177.5%, and mortgage banking revenue, which increased by $2.7 million, or 26.4%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Purchase volume as a percentage of loan originations was 35.7% for the six months ended June 30, 2021, compared to 31.8% for the six months ended June 30, 2020. Proceeds from the sale of loans held for sale amounted to $691.5 million for the six months ended June 30, 2021 compared to $463.8 million for the six months ended June 30, 2020.

OpenSky® credit card fees increase $8.7 million to $13.7 million for the six months ended June 30, 2021 from $4.9 million for the six months ended June 30, 2020 primarily due to an increase in credit card accounts.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	8,750	8,498	3.0%	17,317	15,910	8.8%
Occupancy and equipment	1,195	1,152	3.7%	2,324	2,330	(0.3)%
Professional services	1,362	894	52.3%	2,987	1,664	79.5%
Data processing	10,122	5,667	78.6%	19,433	9,784	98.6%
Advertising	1,293	606	113.4%	2,126	1,242	71.2%
Loan processing	975	740	31.8%	2,026	1,187	70.7%
Foreclosed real estate expense, net	273	82	232.9%	277	128	116.4%
Other operating	3,235	2,266	42.8%	6,482	4,459	45.4%
Total noninterest expense	$27,205	$19,905	36.7%	$52,972	$36,704	44.3%
Noninterest expense amounted to $27.2 million for the three months ended June 30, 2021, an increase of $7.3 million, or 36.7%, compared to $19.9 million for the three months ended June 30, 2020. The increase was primarily due to increases in professional fees, data processing expenses, advertising, and other expenses. The increase of $4.5 million in data processing expense is primarily attributable to the increased credit card loan and deposit balances as well as core processing expenses due to a boost in customer activity during the period. Furthermore, operating expenses increased $1.0 million due to increases in credit expenses, outside service providers and FDIC insurance.
Noninterest expense amounted to $53.0 million for the six months ended June 30, 2021, an increase of $16.3 million, or 44.3%, compared to $36.7 million for the six months ended June 30, 2020. The increase was primarily due to increases in salaries and employee benefits, professional services, data processing expenses, advertising, loan processing, and other expenses. The increase in salaries and benefits is reflective of the organic growth of the Company. The increase of $9.6 million in data processing expense reflects the higher volume of open credit cards and higher loan and deposit balances during the period in addition to increased mortgage loan processing volumes during the year. The increase of $2.0 million in other operating expenses is due to increases in credit expenses, outside service providers and FDIC insurance.
Income Tax Expense
The amount of income tax expense we incur is influenced by our pre-tax income and our nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled.

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $3.4 million for the three months ended June 30, 2021 compared to $1.8 million for the three months ended June 30, 2020. Our effective tax rates were approximately 25.8% and 27.0% for the 2021 and 2020 periods, respectively. For the six months ended June 30, 2021, income tax expense was $6.5 million compared to $2.8 million for the six months ended June 30, 2020, with effective tax rates of 25.9% and 27.0% for 2021 and 2020, respectively.
Financial Condition
As of June 30, 2021, total assets increased $275.3 million from December 31, 2020 to approximately $2.2 billion. The increase was primarily attributable to the loan origination and funding of $76.3 million supplemented with strong organic deposit growth of $265.3 million during the quarter. Interest bearing deposits at other financial institutions, investment securities available for sale and other assets, including the investment in BOLI, also increased. These increases were partially offset by decreases in loans held for sale, premises and equipment, accrued interest receivable and other real estate owned. Noninterest bearing deposits increased to $828.3 million at June 30, 2021 from $608.6 million at December 31, 2020 and interest bearing deposits increased to $1.1 billion from $1.0 billion in the period. Stockholders’ equity increased $17.9 million, or 11.2%, to $177.2 million at June 30, 2021, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of June 30, 2021, interest bearing deposits at other financial institutions increased $160.7 million, or 127.4%, to $286.7 million from $126.1 million at December 31, 2020. The increase was primarily due to increased deposits from customer deposit accounts.
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
Our investment portfolio increased by 60.9%, or approximately $60.7 million, from $99.8 million at December 31, 2020, to $160.5 million at June 30, 2021 primarily as a result of purchases of $139.3 million, which were partially offset by $9.6 million of principal paydowns and a decrease in unrealized gain on securities of $2.1 million. To supplement interest income earned on our loan portfolio, we invest in mortgage-backed securities, U.S Government agency, U.S. Treasury bonds, and high quality municipal and corporate bonds.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at June 30, 2021 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
June 30, 2021	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	—	—%	$28,329	0.73%	$73,986	1.27%	—	—%	$102,315	$102,123	1.12%
Municipal	—	—%	—	—%	$—	—%	$10,831	1.94%	$10,831	$10,706	1.94%
Corporate bonds	—	—%	2,000	5.50%	5,000	4.31%	—	—%	7,000	6,967	4.65%
Asset-backed securities	—	—%	—	—%	—	—%	10,452	1.04%	10,452	10,568	1.04%
Mortgage-backed securities	—	—%	—	—%	10,183	3.08%	19,514	1.61%	29,697	30,151	1.86%
Total	$—	—%	$30,329	1.05%	$89,169	1.64%	$40,797	1.55%	$160,295	$160,515	1.46%
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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF PORTFOLIO LOANS

	As of June 30, 2021		As of December 31, 2020
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$420,015	30%	$437,860	33%
Commercial	471,807	34%	392,550	30%
Construction	223,832	16%	224,904	17%
Commercial and Industrial	158,392	11%	157,127	12%
Credit card	121,410	9%	102,186	8%
Other consumer	1,034	—%	1,649	—%
Portfolio loans receivable, gross	1,396,490	100%	1,316,276	100%
Deferred origination fees, net	(4,019)		(774)
Portfolio loans, net of unearned income	1,392,471		1,315,502
Allowance for loan losses	(24,079)		(23,434)
Portfolio loans receivable, net	$1,368,392		$1,292,068

The repayment of loans is a source of additional liquidity. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at June 30, 2021:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of June 30, 2021
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$88,853	$160,290	$170,872	$420,015
Commercial	85,242	206,904	179,661	471,807
Construction	201,132	22,700	—	223,832
Commercial and Industrial	65,347	61,162	31,883	158,392
Credit card	121,410	—	—	121,410
Other consumer	404	240	390	1,034
Portfolio loans receivable, gross	$562,388	$451,296	$382,806	$1,396,490
Amounts with fixed rates	$184,150	$330,563	$129,114	$643,827
Amounts with floating rates	$378,238	$120,733	$253,692	$752,663
In addition to the portfolio loans shown above, SBA-PPP loans receivable, which totaled $208.1 million at June 30, 2021, mature in the 1-5 year time-frame and carry a fixed rate of interest.
Nonperforming Assets
Nonperforming loans decreased to $8.4 million, or 0.60% of total portfolio loans, at June 30, 2021 compared to $9.2 million, or 0.70% of total portfolio loans, at December 31, 2020. The $859 thousand, or 9.3%, decrease during the six months ended June 30, 2021 was primarily due to decreases of $2.3 million in commercial real estate loans and $468 thousand in commercial loans which were partially offset by an increase of $914 thousand in nonperforming construction loans and $1.0 million in residential real estate. Included in nonperforming loans at June 30, 2021 are troubled debt restructurings of $558 thousand.
Foreclosed real estate decreased to $3.2 million as of June 30, 2021 compared to $3.3 million as of December 31, 2020 due to the sale of a residential loan.
Total nonperforming assets were $11.6 million at June 30, 2021 compared to $12.6 million at December 31, 2020, or 0.54% and 0.67% of corresponding total assets, respectively.
As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers could encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings.
The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS(1)

(in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans
Real Estate:
Residential	$4,583	$3,581
Commercial	65	2,358
Construction	2,800	1,886
Commercial and Industrial	713	1,182
Accruing loans 90 or more days past due	217	231
Total nonperforming portfolio loans	8,378	9,238
Foreclosed real estate	3,236	3,326
Total nonperforming assets	$11,614	$12,564

Restructured loans - nonaccrual	$558	$440
Ratio of nonperforming loans to portfolio loans	0.60%	0.61%
Ratio of nonperforming assets to total assets	0.54%	0.67%
_______________
(1)Excludes SBA-PPP loans receivable, none of which were nonperforming.

The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
PORTFOLIO LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
June 30, 2021
Real estate:
Residential	$412,673	$1,869	$5,473	$—	$420,015
Commercial	464,596	6,822	389	—	471,807
Construction	219,327	1,705	2,800	—	223,832
Commercial and Industrial	144,387	12,485	1,520	—	158,392
Credit card	121,410	—	—	—	121,410
Other consumer	1,034	—	—	—	1,034
Portfolio loans receivable, gross	$1,363,427	$22,881	$10,182	$—	$1,396,490

December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial and Industrial	145,365	9,766	1,996	—	157,127
Credit card	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Portfolio loans receivable, gross	$1,280,828	$22,909	$12,539	$—	$1,316,276
_______________
(1)Category includes loans graded exceptional, very good, good, satisfactory and pass / watch, in addition to credit cards and consumer credits that are not graded.

At June 30, 2021, the recorded investment in impaired loans was $7.9 million, of which $373 thousand required a specific reserve of $236 thousand. This compares to a recorded investment in impaired loans of $10.0 million at December 31, 2020, including $391 thousand which required a specific reserve of $253 thousand. The decrease in impaired loans is largely attributable to a reduction in commercial real estate of $2.3 million and $468 thousand in commercial which was partially offset by an increase in $664 thousand in construction and residential real estate of $46 thousand.
Impaired loans also include certain loans that have been modified as TDRs. The Company had five loans amounting to $558 thousand at June 30, 2021, and five loans totaling $440 thousand at December 31, 2020 that were considered to be TDRs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020
(in thousands)
Allowance for loan losses at beginning of period	$23,434	$13,301
Charge-offs:
Real estate:
Residential	—	—
Commercial	—	—
Construction	—	(296)
Commercial and Industrial	(200)	(233)
Credit card	(472)	(637)
Other consumer	—	—
Total charge-offs	(672)	(1,166)

Recoveries:
Real estate:
Construction	1	7
Commercial and Industrial	5	—
Credit card	27	50
Total recoveries	33	57
Net charge-offs	(639)	(1,109)
Provision for loan losses	1,284	11,242
Allowance for loan losses at period end	$24,079	$23,434

Portfolio loans outstanding, net of unearned income	$1,392,471	$1,315,503
Average portfolio loans outstanding, net of unearned income	$1,308,026	$1,215,049

Allowance for loan losses to period end portfolio loans	1.73%	1.78%
Annualized net charge-offs to average portfolio loans	0.19%	0.09%
Net charge-offs to average loans, excluding PPP loans	0.12%	0.09%
Our allowance for loan losses at June 30, 2021 and December 31, 2020 was $24.1 million, or 1.73% of portfolio loans, and $23.4 million, or 1.78% of portfolio loans, respectively. The provision for loan losses of $1.3 million for the six months ended June 30, 2021 was primarily due to a small number of loan charge-offs which was offset by improving overall credit metrics. The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded that the likelihood of loss was remote and therefore these loans were not assigned a reserve in the allowance for loan losses. The allowance for loan losses at June 30, 2021 included specific reserves of $236 thousand established for impaired loans. Charge-offs for the six months ended June 30, 2021 were $672 thousand and were partially offset by recoveries of $33 thousand. At December 31, 2020 the allowance for loan losses included specific reserves of $253 thousand established for impaired loans. Charge-offs for the year ended December 31, 2020 were $1.2 million, and were partially offset by recoveries of $57 thousand. The charge-offs for the first six months ended June 30, 2021 and for the year ended December 31, 2020 were primarily due to credit card charge-offs.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2021		December 31, 2020
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$6,709	28%	$7,153	31%
Commercial	7,777	32%	6,786	29%
Construction	4,542	19%	4,595	20%
Commercial and Industrial	2,535	11%	2,417	10%
Credit card	2,503	10%	2,462	10%
Other consumer	13	—%	21	—%
Total allowance for loan losses	$24,079	100%	$23,434	100%
_______________
(1)Loan category as a percentage of total portfolio loans.
Management continues to monitor the loan portfolio for industry concentrations that may be impacted as the economy works through the impacts of COVID-19. While the Company has negligible exposure to the energy sector, shared national credits or leveraged lending, the Bank does have exposures to affected industries such as, for example, hospitality, food service and retail businesses.
Management has been working with customers on payment deferrals to assist companies in managing through the pandemic. The following table shows the allocation of deferred loans related to COVID-19:

Loan Modifications (1)
	June 30, 2021			December 31, 2020		June 30, 2020
(dollars in millions)	Deferred Loans
Sector	Total Loans Outstanding	Balance	# of Loans Deferred	Balance	# of Loans Deferred	Balance	# of Loans Deferred
Accommodation & Food Services	114.2	$5.0	7	$14.7	16	$42.6	36
Real Estate and Rental Leasing	463.1	0.8	1	5.5	10	45.6	67
Other Services Including Private Households	171.2	0.3	1	1.1	3	17.3	36
Educational Services	19.5	—	—	—	—	9.8	6
Construction	231.7	—	—	—	—	4.2	6
Professional, Scientific, and Technical Services	57.4	—	—	1.4	3	5.0	11
Arts, Entertainment & Recreation	37.2	2.0	3	0.7	2	5.0	9
Retail Trade	22.2	0.3	1	0.3	1	3.0	8
Healthcare & Social Assistance	94.3	—	—	0.9	1	4.7	11
Wholesale Trade	16.0	—	—	—	—	0.9	1
All other (1)	368.4	3.5	3	5.9	7	5.9	13
Total	$1,595.2	$11.9	16	$30.5	43	$144.0	204
(1)Loans outstanding include PPP loans; modifications and deferrals made for OpenSky® secured card customers are excluded.

Outstanding deferred loans decreased $132.1 million, or 91.7%, from June 30, 2020 to June 30, 2021. Loans that have been removed from deferred status have returned to original payment terms.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of noninterest bearing deposits and accounted for $241.7 million, or 29.2%, of our total noninterest bearing deposit balances as of June 30, 2021, an increase of $49.2 million from December 31, 2020. At June 30, 2021, noninterest bearing deposits amounted to $828.3 million, an increase of $219.7 million, or 36.1%, compared to the level at December 31, 2020 due in large part to an increase of $43.4 million in fiduciary accounts and the above noted increase in deposits generated by our OpenSky® secured credit card program. If needed, we supplement our deposits with wholesale funding sources such as brokered deposits.
Interest bearing deposits increased $45.5 million, or 4.4%, from December 31, 2020 to June 30, 2021 and included increases in interest bearing demand and money market accounts, offset by a reduction in certificates of deposits. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including noninterest bearing deposits. During the period, certificates of deposit decreased $51.9 million, or 15.5%, with brokered deposits representing a majority of that decrease. Interest bearing demand and money market accounts increased $57.8 million, or 22.5%, and $37.5 million, or 8.4%, from December 31, 2020 to June 30, 2021, respectively.
The average rate paid on interest bearing deposits decreased 50 basis points from 1.18% for the year ended December 31, 2020 to 0.68% for the six months ended June 30, 2021. Rates paid on certificates of deposit decreased 40 basis points over the same period. The decrease in the average rates reflects decreases in market interest rates.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Six Months Ended June 30, 2021		For the Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest bearing demand accounts	$269,647	0.09%	$195,794	0.34%
Money market accounts	465,882	0.38%	480,218	1.00%
Savings accounts	6,127	0.05%	4,722	0.11%
Certificates of deposit	318,512	1.64%	297,997	2.04%
Total interest bearing deposits	1,060,168	0.68%	978,731	1.18%
Noninterest bearing demand accounts	709,443		473,301
Total deposits	$1,769,611	0.41%	$1,452,032	0.79%
The following table presents the maturities of our certificates of deposit as of June 30, 2021.

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$65,323	$48,163	$38,007	$91,861	$243,354
Less than $100,000	10,050	10,307	13,602	5,383	39,342
Total	$75,373	$58,470	$51,609	$97,244	$282,696
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2021, approximately $192.9 million in real estate loans pledged as collateral to the FHLB support a $514.4 million line of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2021, we had $22.0 million in outstanding advances and our available borrowing capacity at the FHLB was $170.9 million.
The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020
(in thousands)
Amount outstanding at period-end	$22,000	$22,000
Weighted average interest rate at period-end	0.93%	0.93%
Maximum month-end balance during the period	$22,000	$31,111
Average balance outstanding during the period	$22,000	$25,917
Weighted average interest rate during the period	0.94%	2.15%
The Company has also issued junior subordinated debentures and other subordinated notes. At June 30, 2021, these other borrowings amounted to $12.1 million.
At June 30, 2021, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
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
The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal

Reserve’s discount window program was $15.6 million as of June 30, 2021. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of June 30, 2021.
The Company also has available lines of credit of $76.0 million with other correspondent banks at June 30, 2021, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits. These lines were not utilized at June 30, 2021.

Liquidity
Liquidity is defined as the Bank’s capacity to meet its cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Bank’s ability to meet both expected and unexpected cash flows and collateral needs efficiently without adversely affecting either daily operations or the financial condition of the Bank. Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Bank’s obligations, and the funding sources used to meet them, depend significantly on our business mix, balance sheet structure and the cash flow profiles of our on- and off-balance sheet obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints on the ability to convert assets into cash or in accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity and asset/liability management.
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
As of June 30, 2021, we had $170.9 million of available borrowing capacity from the FHLB, $15.6 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. In addition, as a participant in the PPPLF, the Bank has funding available at the Federal Reserve Bank of Richmond upon the pledging of the SBA-PPP loans. SBA-PPP loans available for pledging amounted to $202.8 million at June 30, 2021. The funding facility is available to be drawn upon through July 30, 2021 at a rate of 0.35% for the corresponding term of the underlying SBA-PPP loan collateral. Cash and cash equivalents were $308.7 million at June 30, 2021 and $146.9 million at December 31, 2020. We believe our liquidity resources are at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $17.9 million at June 30, 2021 compared to December 31, 2020. Net income for the six months ended June 30, 2021 increased retained earnings by $18.6 million. Stock options exercised and stock-based compensation increased common stock and additional paid-in capital in the aggregate by $885 thousand. These increases were partially offset by the change in net unrealized gains on available for sale securities of $1.6 million.
The Company uses several indicators of capital strength. The most commonly used measure is the Common Equity Tier 1 (“CET1”) capital ratio (common equity tier 1 capital divided by risk weighted assets), which was 13.94% at June 30, 2021 and 12.94% at December 31, 2020. The Company has above-average levels of capital and has taken steps to navigate COVID-19 related disruptions, including taking higher levels than normal of loan loss provisions and maintaining higher than normal levels of liquidity on the balance sheet.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and common equity tier 1 capital ratios for the six months ended June 30, 2021 and for the year ended December 31, 2020.

	For the Three Months Ended	For the Six Months Ended	For the Year Ended
	June 30, 2021	June 30, 2021	December 31, 2020
Return on Average Assets(1)	1.90%	1.88%	1.38%
Return on Average Equity(1)	22.36%	22.33%	13.66%
Common Equity Tier 1 Capital	13.94%	12.25%	12.94%
_______________
(1)These ratios are annualized for the six months ended June 30, 2021.

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
As of June 30, 2021, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (as if applicable to the Company) and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$179,117	8.78%	$81,632	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	179,117	14.10%	107,997	8.50%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	177,055	13.94%	88,939	7.00%	N/A	N/A
Total capital ratio (to risk-weighted assets)	205,122	16.14%	133,408	10.50%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$151,947	7.58%	$80,188	4.00%	$100,235	5.00%
Tier 1 capital (to risk-weighted assets)	151,947	12.25%	105,433	8.50%	99,231	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	151,947	12.25%	86,827	7.00%	80,625	6.50%
Total capital ratio (to risk-weighted assets)	167,573	13.51%	130,241	10.50%	124,039	10.00%

December 31, 2020
The Company
Tier 1 leverage ratio (to average assets)	$159,656	8.78%	72,770	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	159,656	13.10%	103,559	8.50%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	157,594	12.94%	85,284	7.00%	N/A	N/A
Total capital ratio (to risk-weighted assets)	185,008	15.19%	127,926	10.50%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$135,527	7.45%	72,770	4.00%	$90,962	5.00%
Tier 1 capital (to risk-weighted assets)	135,527	11.34%	101,619	8.50%	95,642	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	135,527	11.34%	83,686	7.00%	77,709	6.50%
Total capital ratio (to risk-weighted assets)	150,593	12.60%	125,530	10.50%	119,552	10.00%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2021.
CONTRACTUAL OBLIGATIONS

	As of June 30, 2021
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$—	$—	$22,000	$—	$22,000
Certificates of deposit $100,000 or more	179,354	91,519	1,129	—	272,002
Certificates of deposit less than $100,000	35,165	5,125	526	20	40,836
Lease payments	666	2,018	802	—	3,486
Subordinated debt	—	—	—	12,062	12,062
Total	$215,185	$98,662	$24,457	$12,082	$350,386

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
CREDIT EXTENSION COMMITMENTS

	As of June 30, 2021	As of December 31, 2020
(in thousands)
Unfunded lines of credit	$363,334	$331,576
Commitments to originate residential loans held for sale	3,949	11,444
Letters of credit	5,132	5,102
Commitment to fund other investments	8,000	$—
Total credit extension commitments	$380,415	$348,122
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
We seek to minimize our exposure to loss under letters of credit and credit commitments by subjecting them to the same credit approval and monitoring procedures as we do for on-balance sheet instruments. The effect on our revenue, expenses, cash flows and liquidity of the unused portions of these letters of credit commitments cannot be precisely predicted because we do not control the extent to which the lines of credit may be used.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We endeavor to manage our sensitivity position within our established guidelines.
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

INTEREST SENSITIVITY GAP

June 30, 2021	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$708,140	$58,170	$214,281	$980,591	$662,577	$1,643,168
Securities	17,516	—	—	17,516	142,999	160,515
Interest bearing deposits at other financial institutions	286,738	—	—	286,738	—	286,738
Federal funds sold	2,237	—	—	2,237	—	2,237
Total earning assets	$1,014,631	$58,170	$214,281	$1,287,082	$805,576	$2,092,658

Liabilities
Interest bearing liabilities
Interest bearing deposits	$806,415	$—	$—	$806,415	$—	$806,415
Time deposits	22,311	53,063	110,079	185,453	97,243	282,696
Total interest bearing deposits	828,726	53,063	110,079	991,868	97,243	1,089,111
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest bearing liabilities	$828,726	$53,063	$110,079	$991,868	$131,305	$1,123,173

Period gap	$185,905	$5,107	$104,202	$295,214	$674,271	$969,485
Cumulative gap	$185,905	$191,012	$295,214	$295,214	$969,485
Ratio of cumulative gap to total earning assets	8.88%	9.13%	14.11%	14.11%	46.33%
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

Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and very likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and increase liability duration in order to increase asset sensitivity.
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2021:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2021	1.4%	0.0%	281.0%	817.0%	1392.0%
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
The following table illustrates the results of our EVE analysis as of June 30, 2021.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2021	(5.6)%	0.0%	8.5%	15.3%	21.8%

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 2, 2021 the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $7.5 million of its outstanding common stock. During the six months ended June 30, 2021, the Company did not repurchase any shares under the stock repurchase program.
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

Periods	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
For the year ended December 31, 2020	304,114	$10.81	304,114	$1,340,875
For the three months ended March 31, 2021	—	$—	—	$5,000,000
For the three months ended June 30, 2021	—	$—	—	$5,000,000

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
                    CAPITAL BANCORP, INC.
                    Registrant
Date: August 6, 2021            /s/ Ed Barry
                    Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: August 6, 2021            /s/ Alan W. Jackson
                    Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

