Form 10-Q
period 2021-09-30
Capital Bancorp Inc
filed 2021-11-09
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2021         OR
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
As of November 5, 2021, the Company had 13,868,387 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	September 30, 2021 (unaudited)	December 31, 2020 (audited)
Assets
Cash and due from banks	$23,650	$18,456
Interest bearing deposits at other financial institutions	299,033	126,081
Federal funds sold	1,315	2,373
Total cash and cash equivalents	323,998	146,910
Investment securities available for sale	189,165	99,787
Marketable equity securities	245	245
Restricted investments	3,498	3,713
Loans held for sale	36,005	107,154
Small Business Administration Payroll Protection Program loans receivable, net of fees	137,178	201,018
Portfolio loans receivable, net of deferred fees and costs and net of allowance for loan losses of $24,753 and $23,434	1,420,373	1,292,068
Premises and equipment, net	3,690	4,464
Accrued interest receivable	7,828	8,134
Deferred income taxes	7,172	6,818
Foreclosed real estate	3,236	3,326
Bank owned life insurance	35,268	—
Other assets	1,900	2,956
Total assets	$2,169,556	$1,876,593

Liabilities
Deposits
Noninterest-bearing, including related party balances of $38,514 and $17,848	$833,187	$608,559
Interest-bearing, including related party balances of $83,963 and $130,586	1,088,051	1,043,569
Total deposits	1,921,238	1,652,128
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	14,016
Accrued interest payable	839	1,134
Other liabilities	24,337	28,004
Total liabilities	1,980,476	1,717,282

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,801,936 and 13,753,529 issued and outstanding	138	138
Additional paid-in capital	52,123	50,602
Retained earnings	135,906	106,854
Accumulated other comprehensive income	913	1,717
Total stockholders' equity	189,080	159,311
Total liabilities and stockholders' equity	$2,169,556	$1,876,593

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2021	2020	2021	2020
Interest income
Loans, including fees	$32,840	$24,836	$87,549	$67,520
Investment securities available for sale	549	273	1,571	929
Federal funds sold and other	139	80	335	484
Total interest income	33,528	25,189	89,455	68,933

Interest expense
Deposits, includes payments to related parties of $41 and $167 for the three and nine months ended September 30, 2021, respectively, and $184 and $862 for the three and nine months ended September 30, 2020, respectively.	1,285	2,634	4,874	9,201
Borrowed funds	184	516	559	1,382
Total interest expense	1,469	3,150	5,433	10,583

Net interest income	32,059	22,039	84,022	58,350
Provision for loan losses	975	3,500	2,259	9,209
Net interest income after provision for loan losses	31,084	18,539	81,763	49,141

Noninterest income
Service charges on deposits	160	119	473	378
Credit card fees	7,554	5,773	21,208	10,694
Mortgage banking revenue	4,465	10,690	17,478	20,984
Gain on sale of investment securities available for sale, net	—	—	153	—
Other fees and charges	418	895	707	2,058
Total noninterest income	12,597	17,477	40,019	34,114

Noninterest expenses
Salaries and employee benefits	9,962	8,940	27,279	24,849
Occupancy and equipment	998	1,328	3,322	3,658
Professional fees	2,555	1,307	5,542	2,971
Data processing	10,161	7,880	29,594	17,664
Advertising	1,027	633	3,153	1,875
Loan processing	644	1,264	2,670	2,451
Foreclosed real estate expenses, net	44	9	321	137
Other operating	3,236	3,089	9,718	7,548
Total noninterest expenses	28,627	24,450	81,599	61,153
Income before income taxes	15,054	11,566	40,183	22,102
Income tax expense	3,877	3,128	10,376	5,968
Net income	$11,177	$8,438	$29,807	$16,134

Basic earnings per share	$0.81	$0.61	$2.16	$1.17
Diluted earnings per share	$0.79	$0.61	$2.11	$1.17

Weighted average common shares outstanding:
Basic	13,793,087	13,794,628	13,772,261	13,829,341
Diluted	14,228,497	13,794,628	14,110,789	13,832,176

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$11,177	$8,438	$29,807	$16,134

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	1,051	37	(1,219)	2,458
Reclassification of realized gain on sale of investment securities available for sale	—	—	153	—
	1,051	37	(1,066)	2,458
Income tax benefit (expense) relating to the items above	(286)	(10)	262	(677)
Other comprehensive income	765	27	(804)	1,781
Comprehensive income	$11,942	$8,465	$29,003	$17,915

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount

Balance, December 31, 2019	13,894,842	$139	$51,561	$81,618	$13	$133,331
Net income	—	—	—	2,934	—	2,934
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	754	754
Stock options exercised, net of repurchased shares	34,015	—	263	(163)	—	100
Stock-based compensation	—	—	244	—	—	244
Shares repurchased and retired	(112,134)	(1)	(1,282)	—	—	(1,283)
Balance, March 31, 2020	13,816,723	$138	$50,786	$84,389	$767	$136,080
Net income	—	—	—	4,761	—	4,761
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	1,000	1,000
Shares issued as compensation	3,000	—	37	—	—	37
Stock-based compensation	—	—	243	1	—	244
Shares repurchased and retired	(1,500)	—	(14)	—	—	(14)
Balance, June 30, 2020	13,818,223	138	51,052	89,151	1,767	142,108
Net income	—	—	—	8,438	—	8,438
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	27	27
Stock options exercised	5,175	—	57	—	—	57
Stock-based compensation	—	—	249	(1)	—	248
Shares repurchased and retired	(141,200)	(1)	(1,492)	(8)	—	(1,501)
Balance, September 30, 2020	13,682,198	$137	$49,866	$97,580	$1,794	$149,377

Balance, December 31, 2020	13,753,529	$138	$50,602	$106,854	$1,717	$159,311
Net income	—	—	—	8,982	—	8,982
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(1,699)	(1,699)
Stock options exercised, net of repurchased shares	5,689	—	107	(31)	—	76
Stock-based compensation	—	—	333	—	—	333
Balance, March 31, 2021	13,759,218	$138	$51,042	$115,805	$18	$167,003
Net income	—	—	—	9,648	—	9,648
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	130	130
Stock options exercised, net of repurchased shares	10,301	—	121	(22)	—	99
Shares issued as compensation	2,096	—	26	—	—	26
Stock-based compensation	—	—	298	—	—	298
Balance, June 30, 2021	13,771,615	$138	$51,487	$125,431	$148	$177,204
Net income	—	—	—	11,177	—	11,177
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	765	765
Stock options exercised, net of repurchased shares	30,321	—	261	(702)	—	(441)
Stock-based compensation	—	—	375	—	—	375
Balance, September 30, 2021	13,801,936	$138	$52,123	$135,906	$913	$189,080

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities
Net income	$29,807	$16,134
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	2,259	9,209
Provision for losses on mortgage loans sold	279	475
Provision for (reversal of) off balance sheet credit commitments	(39)	233
Amortization on investments, net	358	216
Depreciation and amortization	1,013	1,401
Increase in cash surrender value of bank-owned life insurance policies	(268)	—
Stock-based compensation expense	1,006	736
Director and employee compensation paid in stock	26	37
Deferred income tax expense (benefit)	(92)	(3)
Amortization of debt issuance expense	—	139
Gain on sale of securities available for sale	(153)	—
Loss on sale of foreclosed real estate	28	—
Mortgage banking revenue	(17,478)	(20,984)
Proceeds from sales of loans held for sale	925,093	880,942
Originations of loans held for sale	(836,466)	(926,645)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	306	(2,908)
Decrease in other assets	1,055	233
Decrease in accrued interest payable	(295)	(278)
Decrease (increase) in other liabilities	(3,906)	5,175
Net cash provided by (used for) operating activities	102,533	(35,888)

Investing activities
Purchases of securities available for sale	(169,672)	(2,000)
Maturities, calls and principal paydowns of securities available for sale	12,231	11,078
Proceeds from sale of securities available for sale	66,534	—
Sales of restricted investments	473	8
Purchases of bank-owned life insurance	(35,000)	—
Decrease (increase) in SBA-PPP loans receivable, net	63,840	(233,349)
Increase in portfolio loans receivable, net	(130,564)	(74,928)
Purchases of premises and equipment, net	(239)	(330)
Proceeds from sales of foreclosed real estate	62	—
Net cash used for investing activities	(192,335)	(299,521)

Financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	224,628	304,461
Interest-bearing deposits	44,482	132,328
Federal Home Loan Bank advances, net	—	(10,000)
(Repayment of) advances from Federal Reserve Bank	(1,954)	1,954
Repurchase of common stock	—	(2,798)
Net proceeds from exercise of stock options (repurchase of option shares)	(266)	157
Net cash provided by financing activities	266,890	426,102

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net increase in cash and cash equivalents	177,088	90,693

Cash and cash equivalents, beginning of year	146,910	114,824

Cash and cash equivalents, end of period	$323,998	$205,517

Noncash activities:
Loans transferred to foreclosed real estate	$—	$942
Change in unrealized gains (losses) on investments	$(1,066)	$2,458

Cash paid during the period for:
Taxes	$12,596	$7,350
Interest	$5,728	$10,861

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
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At September 30, 2021, Church Street Capital had loans totaling $5.9 million.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financials statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2020, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The Company reports its activities as four business segments. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.
Risks and Uncertainties
The Company has been, and may continue to be, impacted by the coronavirus disease 2019 pandemic (“COVID-19”). In recent months, COVID-19 vaccination rates have been increasing and restrictive measures have been eased in certain areas. However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief and Economic Security Act

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
(“CARES Act”), which established the Small Business Administration Paycheck Protection Program (“SBA-PPP”) and the American Rescue Plan Act of 2021 which was enacted in March 2021.
As the pandemic evolves, the Company continues to evaluate processes in place to execute our business continuity plan and promote the health and safety of our employees.
Although the macroeconomic and public health outlooks improved in the U.S. during the third quarter of 2021, the future direct and indirect impact of the pandemic on the Company’s businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens, including as the result of the spread of the more easily communicable variants of COVID-19, the macroeconomic environment could have an adverse effect on our businesses, results of operations and financial condition.
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
The Company elects to measure loans held for sale at fair value to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet.
Small Business Administration Paycheck Protection Program
The SBA-PPP is one of the centerpieces of the CARES Act which was passed on March 27, 2020 in response to the outbreak of COVID-19 and was supplemented with subsequent legislation. Overseen by the United States (“U.S.”) Treasury Department, the SBA-PPP offered cash-flow assistance to nonprofit and small business employers through guaranteed loans. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period between eight and twenty four weeks after the loan is made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to fully guarantee these loans.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the SBA-PPP, including additional funding for the first and second draws of PPP loans up to March 13, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. SBA-PPP loans receivable as of September 30, 2021 totaled $141.4 million with $4.3 million of net unearned fees. SBA-PPP loans generated interest income of $1.5 million for the three months ended September 30, 2021 and $6.3 million for the nine months ended September 30, 2021.
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
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At September 30, 2020, there were 510,550 stock options excluded from the calculation as their effect would have been anti-dilutive, whereas at September 30, 2021 there were 147 such options.

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive income as of September 30, 2021 and December 31, 2020 is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Unrealized gains on securities available for sale	$1,271	$2,337
Deferred tax expense	(358)	(620)
Total accumulated comprehensive income	$913	$1,717
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
In March 2020, the FASB issued ASU 2020-04, ‘‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This new ASU provides temporary optional expedients and exceptions to GAAP guidance with regard to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.  This amended guidance and the ability to elect its temporary optional expedients and exceptions are effective for the Company as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 Topic 848 is not expected to have a material impact on the Company’s financial statements.
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Such modifications include short-term (e.g., six months) modifications that include payment deferrals of (i) principal and interest, (ii) interest only and (iii) principal only, fee waivers, extensions of repayment terms, or other delays in payment that are deemed insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of September 30, 2021, the Company has offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue. It is not expected that this interagency guidance will have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.
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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At September 30, 2021 and December 31, 2020, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at September 30, 2021 and December 31, 2020 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
September 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasuries	$132,570	$651	$(191)	$133,030
Municipal	10,828	101	(18)	10,911
Corporate	5,000	12	(12)	5,000
Asset-backed securities	10,260	71	(2)	10,329
Mortgage-backed securities	29,236	797	(138)	29,895
Total	$187,894	$1,632	$(361)	$189,165

December 31, 2020
Available for sale
Municipal	$10,836	$108	$(17)	$10,927
Corporate	5,759	30	(22)	5,767
Asset-backed securities	10,839	42	—	10,881
Mortgage-backed securities	70,016	2,208	(12)	72,212
Total	$97,450	$2,388	$(51)	$99,787
There were 28 securities sold during the nine months ended September 30, 2021. Proceeds from sales of securities sold during the nine months ended September 30, 2021 were $66.5 million. The investment sales resulted in gross realized gains of $694 thousand and gross realized losses of $541 thousand for the nine months ended September 30, 2021.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)
Information related to unrealized losses in the investment portfolio as of September 30, 2021 and December 31, 2020 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$58,461	$(191)	$—	$—	$58,461	$(191)
Municipal	3,148	(18)	—	—	3,148	(18)
Corporate	1,988	(12)	—	—	1,988	(12)
Asset-backed securities	3,396	(2)	—	—	3,396	(2)
Mortgage-backed securities	13,073	(138)	—	—	13,073	(138)
Total	$80,066	$(361)	$—	$—	$80,066	$(361)

December 31, 2020
Municipal	$3,151	$(17)	$—	$—	$3,151	$(17)
Corporate	1,994	(6)	244	(16)	2,238	(22)
Mortgage-backed securities	2,410	(12)	—	—	2,410	(12)
Total	$7,555	$(35)	$244	$(16)	$7,799	$(51)
At September 30, 2021, there were no securities and at December 31, 2020 there was one security that had been in an unrealized loss position for greater than twelve months. Management believes that the unrealized loss at September 30, 2021 resulted from changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
A summary of pledged securities at September 30, 2021 and December 31, 2020 is shown below:

Pledged Securities
	September 30, 2021		December 31, 2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal Home Loan Bank	$—	$—	$1,142	$1,189
Contractual maturities of investment securities at September 30, 2021 and December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

Contractual Maturities
	September 30, 2021		December 31, 2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Over one to five years	58,652	58,461	—	—
Over five to ten years	78,918	79,568	5,500	5,524
Over ten years	21,088	21,241	21,934	22,051
Mortgage-backed securities(1)	29,236	29,895	70,016	72,212
Total	$187,894	$189,165	$97,450	$99,787
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
SBA-PPP gross loans receivable totaled $141.4 million at September 30, 2021, and $204.9 million at December 31, 2020, and were all rated as pass credits and were not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $4.3 million at September 30, 2021 compared to $3.9 million at December 31, 2020. There were no outstanding commitments to extend additional SBA-PPP loans at September 30, 2021.

Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans as are as follows:

Portfolio Loan Categories
(in thousands)	September 30, 2021	December 31, 2020
Real estate:
Residential	$418,205	$437,860
Commercial	502,523	392,550
Construction	251,256	224,904
Commercial and Industrial	143,244	157,127
Credit card	134,979	102,186
Other consumer	1,425	1,649
Portfolio loans receivable, gross	1,451,632	1,316,276
Deferred origination fees, net	(6,506)	(774)
Allowance for loan losses	(24,753)	(23,434)
Portfolio loans receivable, net	$1,420,373	$1,292,068
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of September 30, 2021, there were approximately $291.0 million of owner-occupied commercial real estate loans, representing approximately 57.9% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Our OpenSky® credit card division provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. Most of the lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank offers certain existing customers an unsecured line in excess of their secured line of credit. Approximately $125.2 million and $98.5 million of the credit card balances were secured by savings deposits held by the Company as of September 30, 2021 and December 31, 2020, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as, for example, term loans, car loans or boat loans are offered.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired at acquisition, the difference between the contractually required payments and expected cash flows are recorded as a non-accretable discount. The remaining non-accretable discounts on loans acquired was $285 thousand as of September 30, 2021 and December 31, 2020. Loans with non-accretable discounts had carrying values of $821 thousand and $836 thousand as of September 30, 2021 and December 31, 2020, respectively.
Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Accretable discount at beginning of period	$212	$230	$221	$429
Less: Accretion and payoff of loans	(23)	(4)	(32)	(203)
Other changes, net	—	—	—	—
Accretable discount at end of period	$189	$226	$189	$226
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and nine months ended September 30, 2021 and September 30, 2020.

Allowance for Loan Losses	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
(in thousands)
Three Months Ended September 30, 2021
Real estate:
Residential	$6,709	$(289)	$—	$—	$6,420
Commercial	7,777	315	—	—	8,092
Construction	4,542	330	—	—	4,872
Commercial and Industrial	2,536	(409)	—	1	2,128
Credit card	2,502	1,024	(305)	3	3,224
Other consumer	13	4	—	—	17
Total	$24,079	$975	$(305)	$4	$24,753

Nine Months Ended September 30, 2021
Real estate:
Residential	$7,153	$(733)	$—	$—	$6,420
Commercial	6,786	1,467	(161)	—	8,092
Construction	4,595	276	—	1	4,872
Commercial and Industrial	2,417	(256)	(39)	6	2,128
Credit card	2,462	1,509	(777)	30	3,224
Other consumer	21	(4)	—	—	17
Total	$23,434	$2,259	$(977)	$37	$24,753

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Allowance for Loan Losses
	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2020
Real estate:
Residential	$6,244	$737	$—	$—	$6,981
Commercial	5,232	1,158	—	—	6,390
Construction	3,952	537	—	—	4,489
Commercial and Industrial	1,743	671	(85)	—	2,329
Credit card	1,497	376	(85)	7	1,795
Other consumer	11	21	—	—	32
Total	$18,679	$3,500	$(170)	$7	$22,016

Nine Months Ended September 30, 2020
Real estate:
Residential	$4,135	$2,846	$—	$—	$6,981
Commercial	3,572	2,818	—	—	6,390
Construction	2,668	1,821	—	—	4,489
Commercial and Industrial	1,548	892	(111)	—	2,329
Credit card	1,368	810	(408)	25	1,795
Other consumer	10	22	—	—	32
Total	$13,301	$9,209	$(519)	$25	$22,016

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
September 30, 2021	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$6,420	$5,039	$413,166
Commercial	—	8,092	28	502,495
Construction	—	4,872	7,803	243,453
Commercial and Industrial	222	1,906	695	142,549
Credit card	—	3,224	—	134,979
Other consumer	—	17	—	1,425
Total	$222	$24,531	$13,565	$1,438,067

December 31, 2020
Real estate:
Residential	$—	$7,153	$4,537	$433,173
Commercial	—	6,786	2,358	390,192
Construction	—	4,595	1,886	223,168
Commercial and Industrial	253	2,164	1,182	155,945
Credit card	—	2,462	—	102,186
Other consumer	—	21	—	1,649
Total	$253	$23,181	$9,963	$1,306,313

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of September 30, 2021 and December 31, 2020 were as follows:

Portfolio Loans Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Non-accrual Loans
(in thousands)
September 30, 2021
Real estate:
Residential	$1,144	$4,337	$5,481	$412,724	$418,205	$347	$5,039
Commercial	—	28	28	502,495	502,523	—	28
Construction	—	7,803	7,803	243,453	251,256	—	7,803
Commercial and Industrial	1,086	606	1,692	141,552	143,244	—	695
Credit card	17,956	14	17,970	117,009	134,979	14	—
Other consumer	—	—	—	1,425	1,425	—	—
Total	$20,186	$12,788	$32,974	$1,418,658	$1,451,632	$361	$13,565

Acquired loans included in total above	$51	$240	$291	$3,860	$4,151	$—	$240

December 31, 2020
Real estate:
Residential	$1,029	$3,539	$4,568	$433,292	$437,860	$—	$3,581
Commercial	36	2,583	2,619	389,931	392,550	225	2,358
Construction	1,444	442	1,886	223,018	224,904	—	1,886
Commercial and Industrial	486	741	1,227	155,900	157,127	—	1,182
Credit card	13,811	6	13,817	88,369	102,186	6	—
Other consumer	—	—	—	1,649	1,649	—	—
Total	$16,806	$7,311	$24,117	$1,292,159	$1,316,276	$231	$9,007

Acquired loans included in total above	$36	$565	$601	$4,675	$5,276	$225	$381
There were two loans secured by one-to-four family residential properties in the process of foreclosure at September 30, 2021 that amounted to $607 thousand. At December 31, 2020 there was a loan secured by a one-to-four family residential property in the process of foreclosure that amounted to $175 thousand.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Impaired loans were as follows:

Impaired Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
September 30, 2021
Real estate:
Residential	$5,221	$5,039	$—	$5,039	$—
Commercial	90	28	—	28	—
Construction	7,885	7,803	—	7,803	—
Commercial and Industrial	840	340	355	695	222
Total	$14,036	$13,210	$355	$13,565	$222

Acquired loans included above	$441	$291	$—	$291	$—

December 31, 2020
Real estate:
Residential	$3,960	$4,537	$—	$4,537	$—
Commercial	2,490	2,358	—	2,358	—
Construction	1,996	1,886	—	1,886	—
Commercial and Industrial	1,344	791	391	1,182	253
Total	$9,790	$9,572	$391	$9,963	$253

Acquired loans included above	$548	$381	$—	$381	$—
The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Loans
	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$5,222	$45	$5,334	$67
Commercial	90	5	90	22
Construction	7,885	127	7,779	127
Commercial and Industrial	1,056	16	1,058	49
Total	$14,253	$193	$14,261	$265

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Interest Recognized on Impaired Loans
	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$1,860	$1	$1,864	$1
Commercial	1,616	8	1,618	10
Construction	6,531	169	6,462	178
Commercial and Industrial	1,813	54	1,841	54
Total	$11,820	$232	$11,785	$243
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
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Portfolio Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Real estate:
Residential	$406,197	$5,733	$6,275	$—	$418,205
Commercial	494,355	8,140	28	—	502,523
Construction	238,426	5,027	7,803	—	251,256
Commercial and Industrial	129,890	11,852	1,502	—	143,244
Credit card	134,979	—	—	—	134,979
Other consumer	1,425	—	—	—	1,425
Portfolio loans receivable, gross	$1,405,272	$30,752	$15,608	$—	$1,451,632

December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial and Industrial	145,365	9,766	1,996	—	157,127
Credit card	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Portfolio loans receivable, gross	$1,280,828	$22,909	$12,539	$—	$1,316,276
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Modifications such as payment deferrals through September 30, 2021 have been short term in nature and are included in the population of loans deferred and have not impacted TDRs. The status of TDRs is as follows:

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
September 30, 2021		Performing	Nonperforming	Total
Real estate:
Residential	4	$—	$456	$456
Commercial and Industrial	1	—	89	89
Total	5	$—	$545	$545

Acquired loans included in total above	3	$—	$145	$145

December 31, 2020
Real estate:
Residential	3	$—	$146	$146
Commercial and Industrial	2	—	294	294
Total	5	$—	$440	$440

Acquired loans included in total above	3	$—	$145	$145
There were no new TDRs added during the three months ended September 30, 2021. There was one new residential TDR during the nine months ended September 30, 2021 for $319 thousand in which the borrower was granted a rate reduction and payment recast. There were no material financial effects as a direct result of this modification. The loan is also classified as non-accrual. There was one commercial and industrial TDR that was paid off during the nine months ended September 30, 2021 for $200 thousand. The Company had no defaulted TDR loans over the last twelve months.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	September 30, 2021	December 31, 2020
Unused lines of credit
Real Estate:
Residential	$12,530	$15,973
Residential - Home Equity	35,390	32,398
Commercial	22,192	20,848
Construction	104,497	118,843
Commercial and Industrial	50,297	50,877
Secured credit card	122,960	92,452
Other consumer	2,126	185
Total	$349,992	$331,576

Commitments to originate residential loans held for sale	$1,205	$11,444

Letters of credit	$5,132	$5,102

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Lines of credit are agreements to lend to a customer as long as there is no violation of any condition of the contract. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will, at any given time, draw upon their lines in full. Loan commitments generally have variable interest rates, fixed expiration dates, and may require payment of a fee.
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

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance at beginning of period	$1,745	$1,271	$1,775	$1,226
Provision for (reversal of) off balance sheet credit commitments	(9)	188	(39)	233
Recoveries	—	—	—	—
Charge-offs	—	—	—	—
Balance at end of period	$1,736	$1,459	$1,736	$1,459
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
The Company maintains an estimated reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance at beginning of period	$1,369	$823	$1,160	$575
Provision for mortgage loan put backs	70	213	279	475
Charge-offs	—	—	—	(14)
Balance at end of period	$1,439	$1,036	$1,439	$1,036

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	September 30, 2021	December 31, 2020
Notional amount of open forward sales agreements	$20,250	$38,000
Fair value of open forward delivery sales agreements	69	(179)
Notional amount of open mandatory delivery commitments	3,318	15,531
Fair value of open mandatory delivery commitments	(18)	179
Notional amount of interest rate lock commitments	16,091	34,827
Fair value of interest rate lock commitments	(40)	148
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
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.23% at September 30, 2021 and December 31, 2020. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases (continued)
As of September 30, 2021, the Company’s lease ROU assets and related lease liabilities were $2.8 million and $3.0 million, respectively, compared to December 31, 2020 balances of $3.1 million of ROU assets and $3.4 million of lease liabilities, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of September 30, 2021, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	September 30, 2021	December 31, 2020
Lease Right of Use Asset:
Lease asset	$5,364	$5,399
Less: Accumulated amortization	(2,611)	(2,288)
Net lease asset	$2,753	$3,111

Lease Liability:
Lease liability	$3,041	$3,440
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	September 30, 2021
Amounts due in:
2021	$322
2022	1,099
2023	920
2024	576
2025	116
2026	109
Total future lease payments	3,142
Discount of cash flows	(101)
Present value of net future lease payments	$3,041
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 as follows:

Fair Value of Financial Instruments
(in thousands)
September 30, 2021	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
Municipal	$10,911	—	$10,911	—
Corporate	5,000	—	5,000	—
Asset-backed securities	10,329	—	10,329	—
Mortgage-backed securities	29,895	—	29,895	—
U.S. Treasuries	133,030	—	133,030
Total	$189,165	$—	$189,165	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$36,005	$—	$36,005	$—
Derivative assets	$69	$—	$69	$—
Derivative liabilities	$(58)	$—	$(58)	$—

December 31, 2020
Investment securities available for sale
Municipal	$10,927	—	$10,927	—
Corporate	5,767	—	5,767	—
Asset-backed securities	10,881	—	10,881	—
Mortgage-backed securities	72,212	—	72,212	—
Total	$99,787	$—	$99,787	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$107,154	$—	$107,154	$—
Derivative assets	$327	$—	$327	$—
Derivative liabilities	$(179)	$—	$(179)	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	September 30, 2021	December 31, 2020
Aggregate fair value	$36,005	$107,154
Contractual principal	33,966	99,362
Difference	$2,039	$7,792

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2021 and December 31, 2020, the fair values consist of loan balances of $13.6 million and $10.0 million, with specific reserves of $222 thousand and $253 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	September 30, 2021	December 31, 2020
Impaired loans
Level 3 inputs	$13,343	$9,709
Total	$13,343	$9,709

Foreclosed real estate
Level 3 inputs	$3,236	$3,326
Total	$3,236	$3,326
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2021 and December 31, 2020:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$23,650	$23,650	$18,456	$18,456
Interest bearing deposits at other financial institutions	299,033	299,033	126,081	126,081
Federal funds sold	1,315	1,315	2,373	2,373
Level 3
Loans receivable, net (1)	$1,557,551	$1,555,582	$1,493,086	$1,499,073
Restricted investments	3,498	3,498	3,713	3,713

Financial liabilities
Level 1
Noninterest bearing deposits	$833,187	$833,187	$608,559	$608,559
Level 3
Interest bearing deposits	$1,088,051	$1,090,263	$1,043,569	$1,048,728
FHLB advances and other borrowed funds	34,062	34,609	36,016	37,067
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent product line divisions and are viewed separately for strategic planning purposes by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at September 30, 2021 and September 30, 2020.

Segments

For the Three Months Ended September 30, 2021
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$17,109	$248	$15,635	$574	$(38)	$33,528
Interest expense	1,160	177	—	170	(38)	1,469
Net interest income	15,949	71	15,635	404	—	32,059
Provision for loan losses	—	—	975	—	—	975
Net interest income after provision	15,949	71	14,660	404	—	31,084
Noninterest income	559	4,484	7,553	1	—	12,597
Noninterest expense	12,073	2,775	13,677	102	—	28,627
Net income before taxes	$4,435	$1,780	$8,536	$303	$—	$15,054

Total assets	$1,956,340	$36,791	$135,612	$209,070	$(168,257)	$2,169,556

For the Three Months Ended September 30, 2020
Interest income	$16,695	$856	$7,070	$607	$(39)	$25,189
Interest expense	2,214	565	—	410	(39)	3,150
Net interest income	14,481	291	7,070	197	—	22,039
Provision for loan losses	3,123	—	377	—	—	3,500
Net interest income after provision	11,358	291	6,693	197	—	18,539
Noninterest income	164	11,540	5,773	—	—	17,477
Noninterest expense	9,148	5,243	9,974	85	—	24,450
Net income before taxes	$2,374	$6,588	$2,492	$112	$—	$11,566

Total assets	$1,611,947	$138,781	$95,124	$172,269	$(139,092)	$1,879,029

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

For the Nine Months Ended September 30, 2021
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate	Eliminations	Consolidated
Interest income	$51,969	$1,037	$34,944	$1,604	$(99)	$89,455
Interest expense	4,285	745	—	502	(99)	5,433
Net interest income	47,684	292	34,944	1,102	—	84,022
Provision for loan losses	433	—	1,756	70	—	2,259
Net interest income after provision	47,251	292	33,188	1,032	—	81,763
Noninterest income	1,239	17,529	21,208	43	—	40,019
Noninterest expense	31,989	9,941	39,379	290	—	81,599
Net income before taxes	$16,501	$7,880	$15,017	$785	$—	$40,183

Total assets	$1,956,340	$36,791	$135,612	$209,070	$(168,257)	$2,169,556

For the Nine Months Ended September 30, 2020
Interest income	$49,147	$1,912	$16,151	$1,817	(94)	$68,933
Interest expense	8,536	1,161	—	980	(94)	10,583
Net interest income	40,611	751	16,151	837	—	58,350
Provision for loan losses	8,399	—	810	—	—	9,209
Net interest income after provision	32,212	751	15,341	837	—	49,141
Noninterest income	574	22,844	10,694	2	—	34,114
Noninterest expense	26,039	12,122	22,700	292	—	61,153
Net income before taxes	$6,747	$11,473	$3,335	$547	$—	$22,102

Total assets	$1,611,947	$138,781	$95,124	$172,269	$(139,092)	$1,879,029

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
PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q and oral statements made from time-to-time by our representatives contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties relating to our operations and the business environment in which we operate, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, expectations, beliefs, projections, anticipated events or trends, growth prospects, financial performance, and similar expressions concerning matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “potential,” “opportunity,” “intend,” “endeavor,” “plan,” “estimate,” “could,” “project,” “seek,” “should,” “will,” or “would,” or the negative of these words and phrases or similar words and phrases.
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
General Economic Conditions
•economic conditions (including the interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business;
•interest rate risk associated with our business, including sensitivity of our interest earning assets and interest bearing liabilities to changes in interest rates, and the impact to our earnings from changes in interest rates;
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
•due to the Federal Reserve Board’s target federal funds rate near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
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
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and those referenced in other reports on file with the SEC.
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
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.
The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2020 Form 10-K.
The Company provides additional information on its allowance for loan losses in Note 1 “Significant Accounting Policies” within Part I, Item 1 of this Quarterly Report.
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
Small Business Administration’s Paycheck Protection Program
We were able to quickly establish our process for participating in the Small Business Administration’s Paycheck Protection Program (“SBA-PPP”) that enabled our clients to utilize this valuable resource. SBA-PPP loans are designed to provide assistance for small businesses during the COVID-19 pandemic to help meet the costs associated with payroll, mortgage interest, rent and utilities. These loans are 100% guaranteed by the SBA and, under certain circumstances, forgiveness of the loan by the SBA is granted to the borrower. In general, forgiveness is predicated on the small business maintaining or quickly rehiring their employees and maintaining salary levels for their employees. SBA-PPP loans do not require any collateral or personal guarantees. As of September 30, 2021, the outstanding loan balance was approximately $141.4 million for SBA-PPP loans that were originated in the first and second rounds of the program. These efforts have allowed us to strengthen and deepen our client relationships, while positively impacting thousands of individuals.

Short-term Modifications for Borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is providing loan modifications where appropriate, including potential interest only payments or payment deferrals for clients that are adversely affected by the COVID-19 pandemic. Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, also addressed COVID-19 related modifications and specified that such modifications made between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the National Emergency or (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. In accordance with interagency guidance issued in April 2020, these short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders, such as payment deferrals, fee waivers and extensions of repayment terms, do not need to be identified as TDRs if the loans were current at the time a modification plan was implemented. Commercial and consumer loans still on COVID-19 related deferrals were $30.5 million at December 31, 2020 and have decreased to $7.3 million or approximately 0.50% of total portfolio loans receivable as of September 30, 2021.
Liquidity
We are monitoring our liquidity position on an ongoing basis as the circumstances surrounding the pandemic continue to evolve. The Company has several available sources of on and off-balance sheet liquidity. Currently, the Company has not needed to tap into these available liquidity sources. The potential for increased reliance on available liquidity sources may be required based on the effects of the pandemic and their impact on the level of deposits and other factors. Additional discussion on our liquidity as of the report date is reflected in the “Liquidity” section of management’s discussion and analysis.
Capital
As of September 30, 2021, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We are closely monitoring our capital position and intend to take appropriate steps to ensure our level of capital remains strong.
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
	2021	2020	% Change
(in thousands)
Interest income	$33,528	$25,189	33.1%
Interest expense	1,469	3,150	(53.4)%
Net interest income	32,059	22,039	45.5%
Provision for loan losses	975	3,500	(72.1)%
Net interest income after provision	31,084	18,539	67.7%
Noninterest income	12,597	17,477	(27.9)%
Noninterest expenses	28,627	24,450	17.1%
Net income before income taxes	15,054	11,566	30.2%
Income tax expense	3,877	3,128	23.9%
Net income	$11,177	$8,438	32.5%

Net income for the three months ended September 30, 2021 increased 32.5 percent to $11.2 million from $8.4 million for the three months ended September 30, 2020. The increase was primarily due to increases in interest income and credit card fees of $8.3 million and $1.8 million, respectively, and decreases in interest expense and the provision for loan losses of $1.7 million and $2.5 million, respectively. The decrease in the quarterly provision for loan losses was a result of the improving economic environment from the COVID-19 worldwide pandemic when comparing third quarter 2020 to third quarter 2021. Noninterest expense was $28.6 million for the three months ended September 30, 2021, compared to $24.5 million for the three months ended September 30, 2020, an increase of $4.1 million, or 17.1 percent. The increase was primarily due to an increase of $2.3 million, or 28.9 percent, in data processing expenses, a $1.0 million, or 11.4 percent, increase in salaries and employee benefits, and a $1.2 million, or 95.5 percent, increase in professional fees. The increase in data processing expenses was a result of a 32.4 percent increase in the number OpenSky® accounts, to 700 thousand from 529 thousand, when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020.

	Nine Months Ended September 30,
	2021	2020	% Change
(in thousands)
Interest income	$89,455	$68,933	29.8%
Interest expense	5,433	10,583	(48.7)%
Net interest income	84,022	58,350	44.0%
Provision for loan losses	2,259	9,209	(75.5)%
Net interest income after provision	81,763	49,141	66.4%
Noninterest income	40,019	34,114	17.3%
Noninterest expenses	81,599	61,153	33.4%
Net income before income taxes	40,183	22,102	81.8%
Income tax expense	10,376	5,968	73.9%
Net income	$29,807	$16,134	84.7%
Net income for the nine months ended September 30, 2021 was $29.8 million, an increase of approximately $13.7 million, or 84.7%, from net income for the nine months ended September 30, 2020 of $16.1 million. The increase was primarily due to increases in interest income and credit card fees of $20.5 million and $10.5 million, respectively, and decreases in interest expense and the provision for loan losses of $5.1 million and $6.9 million, respectively. The decrease in the provision for loan losses when comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2021 reflects improvement in overall economic conditions from the comparable prior year period. Noninterest expense was $81.6 million for the nine months ended September 30, 2021, compared to $61.2 million for the nine months ended September 30, 2020, an increase of $20.4 million, or 33.4 percent. The increase was primarily due to an increase of $11.9 million, or 67.5 percent, in data processing expenses, a $2.4 million, or 9.8 percent, increase in salaries and employee benefits, a $2.6 million, or 86.5 percent, increase in professional fees, a $2.2 million, or 28.7 percent, increase in other operating expenses, and a $1.3 million, or 68.2 percent, increase in advertising. The increase in data processing expenses was a result of a 32.4 percent increase in OpenSky® accounts, to 700 thousand from 529 thousand, when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020.
Net Interest Income and Net Margin Analysis
We analyze our ability to generate income from interest earning assets and endeavor to control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between the interest and fees earned on interest earning assets, such as loans and securities, and the interest expense incurred in connection with interest bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest bearing liabilities.
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest bearing liabilities, as well as in the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Washington, D.C. and Baltimore, Maryland metropolitan areas, as well as developments affecting the real estate, technology, government services, hospitality, tourism, financial services and other sectors within our target markets and throughout the Washington, D.C. and Baltimore, Maryland metropolitan areas. Our ability to respond to changes in these factors by using effective asset-liability management techniques will affect the stability of our net interest income and net interest margin.
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

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$250,326	$98	0.15%	$119,279	$29	0.10%
Federal funds sold	2,421	—	0.00	3,980	—	0.01
Investment securities	171,506	549	1.27	54,989	273	1.97
Restricted investments	3,480	41	4.64	4,007	51	5.04
Loans held for sale	32,660	248	3.02	112,890	856	3.02
SBA-PPP loans receivable	162,217	1,525	3.73	235,160	1,470	2.49
Portfolio loans receivable(2)	1,404,006	31,067	8.78	1,218,589	22,510	7.35
Total interest earning assets	2,026,616	33,528	6.55	1,748,894	25,189	5.73
Noninterest earning assets	58,156			22,768
Total assets	$2,084,772			$1,771,662

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$301,272	45	0.06	$218,415	156	0.28
Savings	7,025	1	0.05	5,126	1	0.05
Money market accounts	495,534	335	0.27	532,973	1,186	0.89
Time deposits	250,836	904	1.43	267,970	1,291	1.92
Borrowed funds	36,384	184	2.01	41,069	516	5.01
Total interest bearing liabilities	1,091,051	1,469	0.53	1,065,553	3,150	1.18
Noninterest bearing liabilities:
Noninterest bearing liabilities	21,138			22,702
Noninterest bearing deposits	786,784			539,220
Stockholders’ equity	185,799			144,187
Total liabilities and stockholders’ equity	$2,084,772			$1,771,662

Net interest spread			6.02%			4.55%
Net interest income		$32,059			$22,039
Net interest margin (3)			6.27%			5.01%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended September 30, 2021 and 2020 , SBA-PPP loans and credit card loans collectively accounted for 275 and 117 basis points of the reported net interest margin, respectively.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Compared to the			Compared to the
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest bearing deposits	$(157)	$226	$69	$(190)	$95	$(95)
Federal funds sold	—	—	—	2	(6)	(4)
Investment securities	332	(56)	276	814	(172)	642
Restricted stock	(6)	(4)	(10)	(16)	(34)	(50)
Loans held for sale	(608)	—	(608)	(621)	(246)	(867)
SBA-PPP loans receivable	55	—	55	3,784	—	3,784
Portfolio loans receivable	3,754	4,803	8,557	7,870	9,242	17,112
Total interest income	3,370	4,969	8,339	11,643	8,879	20,522

Interest Expense:
Interest bearing demand accounts	103	(213)	(110)	800	(1,191)	(391)
Savings	—	—	—	3	(5)	(2)
Money market accounts	(78)	(774)	(852)	(72)	(2,865)	(2,937)
Time deposits	(78)	(309)	(387)	179	(1,176)	(997)
Borrowed funds	(53)	(279)	(332)	(257)	(566)	(823)
Total interest expense	(106)	(1,575)	(1,681)	653	(5,803)	(5,150)
Net interest income	$3,476	$6,544	$10,020	$10,990	$14,682	$25,672

For the three months ended September 30, 2021, net interest income increased $10.0 million, or 45.5 percent, to $32.1 million from the same period in 2020, primarily due to an increase in interest earning assets, an increase in rates on portfolio loans receivable and a decrease in rates on interest bearing liabilities. The net interest margin increased 126 basis points to 6.27% for the three months ended September 30, 2021 from the same period in 2020. Net interest margin, excluding credit card and SBA-PPP loans, was 3.52% for the third quarter of 2021 compared to 3.84% for the same period in 2020.
For the three months ended September 30, 2021, average interest earning assets increased $277.7 million, or 15.9 percent, to $2.0 billion as compared to the same period in 2020. The average yield on interest earning assets increased 82 basis points, from 5.73% for the three months ended September 30, 2020 to 6.55% for the three months ended September 30, 2021. The largest increase in interest income when comparing these two time periods related to the income generated by the average portfolio loans receivable, which grew $185.4 million, from $1.2 billion at September 30, 2020 to $1.4 billion at September 30, 2021. This growth in average balances for the three month period ended September 30, 2021 compared to the three month period ended September 30, 2020, along with the average rate increase for portfolio loans when comparing the same time periods in 2021 and 2020 of 143 basis points, generated $8.6 million in additional interest income, 43.9 percent due to the increase in average balances and 56.1 percent due to the increase in the average interest rate.

For the three months ended September 30, 2021, average interest-bearing liabilities increased $25.5 million, or 2.4 percent when compared to the three month period ended September 30, 2020. Average interest bearing deposits grew $30.2 million, or 2.9 percent, and was partially offset by a decrease in the average balance of borrowed funds of $4.7 million, or 11.4 percent. The average cost of interest bearing liabilities decreased 65 basis points to 0.53% from 1.18% when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020. The decreases in the interest rates primarily reflect market interest rate decreases in 2021.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$238,648	$211	0.12%	$98,661	$306	0.41%
Federal funds sold	3,121	—	0.00	2,319	4	0.22
Investment securities	139,643	1,571	1.50	58,071	929	2.14
Restricted investments	3,620	124	4.59	4,025	174	5.78
Loans held for sale	49,775	1,043	2.80	77,878	1,909	3.27
SBA-PPP loans receivable	215,524	6,266	3.89	134,130	2,482	2.47
Portfolio loans receivable(2)	1,339,010	80,240	8.01	1,197,719	63,129	7.04
Total interest earning assets	1,989,341	89,455	6.01	1,572,803	68,933	5.85
Noninterest earning assets	36,245			21,779
Total assets	$2,025,586			$1,594,582

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$280,305	$163	0.08	$181,597	$555	0.41
Savings	6,435	2	0.05	4,686	4	0.13
Money market accounts	475,875	1,217	0.34	484,412	4,153	1.15
Time deposits	295,705	3,492	1.58	284,844	4,489	2.11
Borrowed funds	34,265	559	2.18	43,823	1,382	4.21
Total interest bearing liabilities	1,092,585	5,433	0.66	999,362	10,583	1.41
Noninterest bearing liabilities:
Noninterest bearing liabilities	23,327			21,401
Noninterest bearing deposits	735,509			433,381
Stockholders’ equity	174,165			140,438
Total liabilities and stockholders’ equity	$2,025,586			$1,594,582

Net interest spread			5.35%			4.44%
Net interest income		$84,022			$58,350
Net interest margin (3)			5.65%			4.96%
(1)Annualized
(2)Includes nonaccrual loans.
(3)For the nine months ended September 30, 2021 and 2020, SBA-PPP loans and credit card loans collectively accounted for 208 and 104 basis points of the reported net interest margin, respectively.

For the nine months ended September 30, 2021, net interest income increased $25.7 million, or 44.0 percent, to $84.0 million from the same period in 2020, primarily due to an increase in interest earning assets, an increase in rates on portfolio loans receivable and a decrease in rates on interest bearing liabilities. The net interest margin increased 69 basis points to 5.65% for the nine months ended September 30, 2021 from the same period in 2020. Net interest margin, excluding credit card and SBA-PPP loans, was 3.57% for the nine months ended September 30, 2021 compared to 3.92% for the same period in 2020.
For the nine months ended September 30, 2021, average interest earning assets increased $416.5 million, or 26.5 percent, to $2.0 billion as compared to the same period in 2020, and the average yield on interest earning assets increased 16 basis points, from 5.85% for the nine months ended September 30, 2020 to 6.01% for the nine months ended September 30, 2021. The largest increase in interest income when comparing these two time periods related to the income generated by the average portfolio loans receivable, which grew $141.3 million, from $1.2 billion at September 30, 2020 to $1.3 billion at September 30, 2021. This growth in average balances for the nine month period ended September 30, 2021 compared to the nine month period ended September 30, 2020, along with the average rate increase for portfolio loans when comparing the same time periods in 2021 and 2020 of 97 basis points, generated $17.1 million in additional interest income, 46.0 percent due to the increase in average balances and 54.0 percent due to the increase in the average interest rate.
For the nine months ended September 30, 2021, average interest-bearing liabilities increased $93.2 million, or 9.3 percent when compared to the nine month period ended September 30, 2020. Average interest bearing deposits grew $102.8 million, or 10.8 percent, and was partially offset by a decrease in the average balance of borrowed funds of $9.6 million, or 21.8 percent. The average cost of interest bearing liabilities decreased 75 basis points to 0.66% from 1.41% when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020. The decreases in the interest rates primarily reflect market interest rate decreases in 2021.
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”
During the quarter ended September 30, 2021, credit metrics improved as the economy continued to recover from the effects of COVID-19. Primarily as a result of an improving economic environment, the provision for loan losses declined from $3.5 million for the three months ended September 30, 2020 to $975 thousand for the three months ended September 30, 2021. On an annualized basis, net charge-offs for the third quarter of 2021 were $301 thousand, or 0.09% of average loans, compared to $163 thousand, or 0.06% of average loans on an annualized basis, for the third quarter of 2020. The $301 thousand in net charge-offs during the quarter was mainly comprised of $302 thousand in net credit card charge-offs.
For the nine months ended September 30, 2021, the provision for loan losses was $2.3 million, a decrease of $6.9 million from the prior year to date period. Net charge-offs for the nine months ended September 30, 2021 were $940 thousand, or 0.09% of average portfolio loans on an annualized basis, compared to $494 thousand, or 0.05% of average portfolio loans on an annualized basis, for the same period in 2020. The $940 thousand in net charge-offs during the nine months ended September 30, 2021 was comprised of commercial real estate net charge-offs of $161 thousand, commercial loan net charge-offs of $33 thousand, and net charge-offs of $747 thousand in the credit card portfolio and was offset by construction loan net recoveries of $1 thousand,

The allowance for loan losses as a percent of portfolio loans was 1.71% and 1.78% at September 30, 2021 and December 31, 2020, respectively.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$160	$119	34.5%	$473	$378	25.1%
Credit card fees	7,554	5,773	30.9%	21,208	10,694	98.3%
Mortgage banking revenue	4,465	10,690	(58.2)%	17,478	20,984	(16.7)%
Gain on sale of securities	—	—	—%	153	—	—%
Other fees and charges	418	895	(53.3)%	707	2,058	(65.6)%
Total noninterest income	$12,597	$17,477	(27.9)%	$40,019	$34,114	17.3%
For the quarter ended September 30, 2021, noninterest income was $12.6 million, a decrease of $4.9 million, or 27.92 percent, from $17.5 million in the prior year quarter. The decrease was primarily the result of reduced mortgage banking revenue. The third quarter of 2021 saw mortgage origination volumes slow after a record-breaking 2020. Origination volumes declined 49.6 percent, to $217 million, in the third quarter of 2021, when compared to $431 million in the third quarter of 2020. The steepening yield curve in the third quarter of 2021 has slowed originations from the year earlier period when low interest rates fueled refinance volumes. Purchase volumes increased to 51.0 percent of total originations for the third quarter of 2021, up from 33.8 percent during the third quarter of 2020. Partially offsetting the decrease in mortgage banking revenue, credit card fees increased $1.8 million to $7.6 million for the three months ended September 30, 2021, from $5.8 million for the three months ended September 30, 2020.
For the nine months ended September 30, 2021, noninterest income was $40.0 million, an increase of $5.9 million, or 17.3 percent, from the same period in 2020. The increase was primarily driven by significant growth in credit card fees, which increased by $10.5 million, partially offset by a decrease in mortgage banking revenues of $3.5 million. The year-to-date gain on sale of mortgage loans grew modestly to $25.9 million at September 30, 2021 from $25.5 million at September 30, 2020, even as year to date origination volumes declined 8.2 percent, to $845 million at September 30, 2021 from $920 million at September 30, 2020. Gain on sale margins remained strong at 2.85% for the nine months ended September 30, 2021. The steepening yield curve in 2021 has slowed originations from the year earlier period when low interest rates fueled refinance volumes. Historically-low housing inventory, shortages in new home building materials, and fluctuating interest rates are likely to continue suppressing origination volumes throughout the remainder of 2021. Purchase volume as a percentage of loan originations was 39.6 percent for the nine months ended September 30, 2021, compared to 32.69 percent for the nine months ended September 30, 2020. Proceeds from the sale of loans held for sale amounted to $925.1 million for the nine months ended September 30, 2021 compared to $880.9 million for the nine months ended September 30, 2020. OpenSky® credit card account growth led to higher credit card fees, which increased to $21.2 million compared to $10.7 million for the same nine month period last year, largely driven by the larger number of accounts in the portfolio.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	9,962	8,940	11.4%	27,279	24,849	9.8%
Occupancy and equipment	998	1,328	(24.8)%	3,322	3,658	(9.2)%
Professional services	2,555	1,307	95.5%	5,542	2,971	86.5%
Data processing	10,161	7,880	28.9%	29,594	17,664	67.5%
Advertising	1,027	633	62.2%	3,153	1,875	68.2%
Loan processing	644	1,264	(49.1)%	2,670	2,451	8.9%
Foreclosed real estate expense, net	44	9	388.9%	321	137	134.3%
Other operating	3,236	3,089	4.8%	9,718	7,548	28.7%
Total noninterest expense	$28,627	$24,450	17.1%	$81,599	$61,153	33.4%
Noninterest expense was $28.6 million for the three months ended September 30, 2021, as compared to $24.5 million for the three months ended September 30, 2020, an increase of $4.1 million, or 17.0 percent. The increase was primarily driven by a $2.3 million, or 28.9 percent, increase in data processing expenses, an increase in professional services of $1.2 million, or 95.5 percent, and an increase in salaries and employee benefits of $1.02 million, or 11.4 percent. The increase of $2.3 million in data processing expenses was mainly attributable to the higher volume of active credit cards during the third quarter of 2021, while the increases in professional services was primarily related to the preparatory activities for a possible expansion of credit card offerings.
Noninterest expense was $81.6 million for the nine months ended September 30, 2021, as compared to $61.2 million for the nine months ended September 30, 2020, an increase of $20.4 million, or 33.4 percent. The increase was primarily driven by a $2.4 million, or 9.8 percent, increase in salaries and benefits, an increase in professional fees of 86.5 percent, or $2.6 million, a $11.9 million, or 67.5 percent, increase in data processing, and a $2.2 million, or 28.7 percent, increase in other operating expenses period over period. The increase of $11.9 million in data processing expenses was primarily due to the higher volume of open credit cards during the nine month period ended September 30, 2021. Additionally, operating expenses increased $2.2 million, primarily due to increases in outside service providers.
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
Income tax expense was $3.9 million for the three months ended September 30, 2021 compared to $3.1 million for the three months ended September 30, 2020. Our effective tax rates were approximately 25.8% and 27.0% for the 2021 and 2020 periods, respectively. For the nine months ended September 30, 2021, income tax expense was $10.4 million compared to $6.0 million for the nine months ended September 30, 2020, with effective tax rates of 25.8% and 27.0% for 2021 and 2020, respectively.
Financial Condition
Total assets increased $293.0 million, or 20.9 percent on an annualized basis, during the nine months ended September 30, 2021. The growth of earning assets on the balance sheet consisted of increases in cash equivalents of $177.1 million, portfolio loans of $128.3 million which includes OpenSky® loan growth of $32.8 million, investments available for sale of $89.4 million, and Bank Owned Life Insurance ("BOLI") of $35.3 million. Asset growth was offset by a decrease of $71.1 million in loans held for sale as well as a $63.8 million reduction in SBA-PPP loans. The asset growth was primarily funded by a $269.1 million increase in deposits.
Noninterest bearing deposits increased to $833.2 million at September 30, 2021 from $608.6 million at December 31, 2020 and interest bearing deposits increased to $1.1 billion from $1.0 billion in the period. Stockholders’ equity increased $29.8 million, or 18.7%, to $189.1 million at September 30, 2021, primarily due to earnings.
Interest Bearing Deposits at Other Financial Institutions
As of September 30, 2021, interest bearing deposits at other financial institutions increased $173.0 million, or 137.2%, to $299.0 million from $126.1 million at December 31, 2020. The increase was primarily due to increased deposits from customer deposit accounts.
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
Our investment portfolio increased by 89.6 percent, or approximately $89.4 million, from $99.8 million at December 31, 2020, to $189.2 million at September 30, 2021 primarily due to excess liquidity resulting in purchases of $139.3 million, which were partially offset by $9.6 million of principal paydowns and a decrease in unrealized gain on securities of $2.1 million. To supplement interest income earned on our loan portfolio, we invest in mortgage-backed securities, U.S Government agency, U.S. Treasury bonds, and high quality municipal and corporate bonds.

The following tables summarize the contractual maturities and weighted-average yields of investment securities at September 30, 2021 and the amortized cost and carrying value of those securities as of the indicated dates.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through 10 Years		More Than 10 Years		Total
September 30, 2021	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$—	—%	$58,652	0.56%	$73,918	1.26%	$—	—%	$132,570	$133,030	0.95%
Municipal	—	—%	—	—%	—	—%	10,828	1.94%	10,828	10,911	1.94%
Corporate bonds	—	—%	—	—%	5,000	4.31%	—	—%	5,000	5,000	4.31%
Asset-backed securities	—	—%	—	—%	—	—%	10,260	0.99%	10,260	10,329	0.99%
Mortgage-backed securities	—	—%	—	—%	10,178	2.34%	19,058	1.37%	29,236	29,895	1.71%
Total	$—	—%	$58,652	0.56%	$89,096	1.56%	$40,146	1.42%	$187,894	$189,165	1.22%
Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consist of loans secured by real estate as well as commercial business loans, credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied commercial real estate loans, residential construction loans and commercial business and investment loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. To a lesser extent, our credit card portfolio supplements our traditional lending products with enhanced yields. Our lending activities, outside of credit cards, are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:
COMPOSITION OF PORTFOLIO LOANS

	As of September 30, 2021		As of December 31, 2020
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$418,205	29%	$437,860	33%
Commercial	502,523	35%	392,550	30%
Construction	251,256	17%	224,904	17%
Commercial and Industrial	143,244	10%	157,127	12%
Credit card	134,979	9%	102,186	8%
Other consumer	1,425	—%	1,649	—%
Portfolio loans receivable, gross	1,451,632	100%	1,316,276	100%
Deferred origination fees, net	(6,506)		(774)
Portfolio loans, net of unearned income	1,445,126		1,315,502
Allowance for loan losses	(24,753)		(23,434)
Portfolio loans receivable, net	$1,420,373		$1,292,068

The repayment of loans is a source of additional liquidity. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at September 30, 2021:
LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of September 30, 2021
(in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate:
Residential	$89,474	$158,811	$169,920	$418,205
Commercial	118,290	186,755	197,478	502,523
Construction	233,586	17,670	—	251,256
Commercial and Industrial	47,458	65,666	30,120	143,244
Credit card	134,979	—	—	134,979
Other consumer	721	323	381	1,425
Portfolio loans receivable, gross	$624,508	$429,225	$397,899	$1,451,632
Amounts with fixed rates	$80,388	$313,842	$145,070	$539,300
Amounts with floating rates	$544,120	$115,383	$252,829	$912,332
In addition to the portfolio loans shown above, SBA-PPP loans receivable, which totaled $141.4 million at September 30, 2021, mature in the 1-5 year time-frame and carry a fixed rate of interest.
Nonperforming Assets
Non-performing assets ("NPAs") increased to $17.2 million, or 0.79 percent of total assets, at September 30, 2021 compared to $12.6 million, or 0.67 percent of total assets, at December 31, 2020 primarily due to the addition of one well-collateralized multi-family construction loan totaling $5.0 million.
Nonperforming loans increased to $13.9 million, or 0.96 percent of total portfolio loans, at September 30, 2021 compared to $9.2 million, or 0.70 percent of total portfolio loans, at December 31, 2020. The

$4.7 million, or 50.7 percent, increase during the nine months ended September 30, 2021 was primarily due to the addition of one well-collateralized multi-family construction loan totaling $5.0 million. Included in nonperforming loans at September 30, 2021 are troubled debt restructurings of $545 thousand.
Foreclosed real estate decreased to $3.2 million as of September 30, 2021 compared to $3.3 million as of December 31, 2020 due to the sale of a residential property. Management continues to focus on reducing non-performing assets as evidenced by the disposition of two OREO properties totaling $3.1 million after September 30, 2021.
As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers could encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings.
The following table presents information regarding nonperforming assets at the dates indicated:
NONPERFORMING ASSETS(1)

(in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans
Real Estate:
Residential	$5,039	$3,581
Commercial	28	2,358
Construction	7,803	1,886
Commercial and Industrial	695	1,182
Accruing loans 90 or more days past due	361	231
Total nonperforming portfolio loans	13,926	9,238
Foreclosed real estate	3,236	3,326
Total nonperforming assets	$17,162	$12,564

Restructured loans - nonaccrual	$545	$440
Ratio of nonperforming loans to portfolio loans	0.96%	0.70%
Ratio of nonperforming assets to total assets	0.79%	0.67%
_______________
(1)Excludes SBA-PPP loans receivable, none of which were nonperforming.

The following table presents the loan balances by category as well as risk rating at the dates indicated. No assets were classified as loss during the periods presented.
PORTFOLIO LOAN CLASSIFICATION

	Pass(1)	Special Mention	Substandard	Doubtful	Total
(in thousands)
September 30, 2021
Real estate:
Residential	$406,197	$5,733	$6,275	$—	$418,205
Commercial	494,355	8,140	28	—	502,523
Construction	238,426	5,027	7,803	—	251,256
Commercial and Industrial	129,890	11,852	1,502	—	143,244
Credit card	134,979	—	—	—	134,979
Other consumer	1,425	—	—	—	1,425
Portfolio loans receivable, gross	$1,405,272	$30,752	$15,608	$—	$1,451,632

December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial and Industrial	145,365	9,766	1,996	—	157,127
Credit card	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Portfolio loans receivable, gross	$1,280,828	$22,909	$12,539	$—	$1,316,276
_______________
(1)Category includes loans graded exceptional, very good, good, satisfactory and pass / watch, in addition to credit cards and consumer credits that are not graded.
At September 30, 2021, the recorded investment in impaired loans was $13.6 million, of which $355 thousand required a specific reserve of $222 thousand. This compares to a recorded investment in impaired loans of $10.0 million at December 31, 2020, including $391 thousand which required a specific reserve of $253 thousand. The increase in impaired loans is largely attributable to the addition of one well-collateralized multi-family construction loan totaling $5.0 million which was offset by a reduction in commercial real estate of $2.3 million.
Impaired loans also include certain loans that have been modified as TDRs. The Company had five loans amounting to $545 thousand at September 30, 2021, and five loans totaling $440 thousand at December 31, 2020 that were considered to be TDRs.
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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
(in thousands)
Allowance for loan losses at beginning of period	$23,434	$13,301
Charge-offs:
Real estate:
Residential	—	—
Commercial	(161)	—
Construction	—	(296)
Commercial and Industrial	(39)	(233)
Credit card	(777)	(637)
Other consumer	—	—
Total charge-offs	(977)	(1,166)

Recoveries:
Real estate:
Construction	1	7
Commercial and Industrial	6	—
Credit card	30	50
Total recoveries	37	57
Net charge-offs	(940)	(1,109)
Provision for loan losses	2,259	11,242
Allowance for loan losses at period end	$24,753	$23,434

Portfolio loans outstanding, net of unearned income	$1,445,126	$1,315,503
Average portfolio loans outstanding, net of unearned income	$1,339,010	$1,215,049

Allowance for loan losses to period end portfolio loans	1.71%	1.78%
Annualized net charge-offs to average portfolio loans	0.09%	0.09%
Net charge-offs to average loans, excluding PPP loans	0.09%	0.09%
Our allowance for loan losses at September 30, 2021 and December 31, 2020 was $24.8 million, or 1.71% of portfolio loans, and $23.4 million, or 1.78% of portfolio loans, respectively. The provision for loan losses of $2.3 million for the nine months ended September 30, 2021 was primarily due to a small number of loan charge-offs which was offset by improving overall credit metrics. The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded that the likelihood of loss was remote and therefore these loans were not assigned a reserve in the allowance for loan losses. The allowance for loan losses at September 30, 2021 included specific reserves of $222 thousand established for impaired loans. Charge-offs for the nine months ended September 30, 2021 were $977 thousand and were partially offset by recoveries of $37 thousand. At December 31, 2020, the allowance for loan losses included specific reserves of $253 thousand established for impaired loans. Charge-offs for the year ended December 31, 2020 were $1.2 million, and were partially offset by recoveries of $57 thousand. The charge-offs for the first nine months ended September 30, 2021 and for the year ended December 31, 2020 were primarily due to credit card charge-offs.
Although we believe we have established the allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.

The following table shows the allocation of the allowance for loan losses among loan categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2021		December 31, 2020
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$6,420	26%	$7,153	31%
Commercial	8,092	33%	6,786	29%
Construction	4,872	20%	4,595	20%
Commercial and Industrial	2,128	8%	2,417	10%
Credit card	3,224	13%	2,462	10%
Other consumer	17	—%	21	—%
Total allowance for loan losses	$24,753	100%	$23,434	100%
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
Management has been working with customers on payment deferrals to assist companies in managing through the pandemic. The following table shows the allocation of deferred loans related to COVID-19:

Loan Modifications (1)
	September 30, 2021			December 31, 2020		September 30, 2020
(dollars in millions)	Deferred Loans
Sector	Total Loans Outstanding	Balance	# of Loans Deferred	Balance	# of Loans Deferred	Balance	# of Loans Deferred
Accommodation & Food Services	100.6	$2.7	2	$14.7	16	$11.2	14
Real Estate and Rental Leasing	522.8	1.3	2	5.5	10	9.3	16
Other Services Including Private Households	170.9	0.8	2	1.1	3	5.6	11
Educational Services	16.7	—	—	—	—	—	—
Construction	259.1	—	—	—	—	0.3	1
Professional, Scientific, and Technical Services	48.1	—	—	1.4	3	1.1	2
Arts, Entertainment & Recreation	36.7	0.6	1	0.7	2	1.4	2
Retail Trade	21.6	—	—	0.3	1	—	—
Healthcare & Social Assistance	85.7	—	—	0.9	1	0.9	1
Wholesale Trade	25.0	—	—	—	—	—	—
All other (1)	295.1	1.9	2	5.9	7	0.5	2
Total	$1,582.3	$7.3	9	$30.5	43	$30.3	49
(1)Loans outstanding include PPP loans; modifications and deferrals made for OpenSky® secured card customers are excluded.

Outstanding deferred loans decreased $23.0 million, or 75.9 percent, from September 30, 2020 to September 30, 2021. Loans that have been removed from deferred status have returned to original payment terms.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of noninterest bearing deposits and accounted for $242.4 million, or 29.1%, of our total noninterest bearing deposit balances as of September 30, 2021, an increase of $49.9 million from December 31, 2020. At September 30, 2021, noninterest bearing deposits amounted to $833.2 million, an increase of $224.6 million, or 36.9%, compared to the level at December 31, 2020 due in large part to an increase of $43.4 million in fiduciary accounts and the above noted increase in deposits generated by our OpenSky® secured credit card program. If needed, we supplement our deposits with wholesale funding sources such as brokered deposits.
Interest bearing deposits increased $44.5 million, or 4.3%, from December 31, 2020 to September 30, 2021 due primarily to the increases in interest bearing demand deposits of $112.7 million, or 43.8%, and money market deposits of $46.0 million, or 10.3%, which were offset by a decrease in time deposits of $116.0 million, or 34.7 percent. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix from wholesale deposits to core deposits including noninterest bearing deposits. The decrease in certificates of deposit was primarily attributable to the decrease in listing service deposits of $53.1 million and brokered deposits of $29.5 million when comparing December 31, 2020 to September 30, 2021.
The average rate paid on interest bearing deposits decreased 56 basis points from 1.18% for the year ended December 31, 2020 to 0.62% for the nine months ended September 30, 2021. Rates paid on certificates of deposit decreased 46 basis points over the same period. The decrease in the average rates reflects decreases in market interest rates and the reduction of higher rate balances.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Nine Months Ended September 30, 2021		For the Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest bearing demand accounts	$280,305	0.08%	$195,794	0.34%
Money market accounts	475,875	0.34%	480,218	1.00%
Savings accounts	6,435	0.05%	4,722	0.11%
Certificates of deposit	295,705	1.58%	297,997	2.04%
Total interest bearing deposits	1,058,320	0.62%	978,731	1.18%
Noninterest bearing demand accounts	735,509		473,301
Total deposits	$1,793,829	0.36%	$1,452,032	0.79%
The following table presents the maturities of our certificates of deposit as of September 30, 2021.

MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$100,000 or more	$48,658	$23,483	$29,661	$83,237	$185,039
Less than $100,000	10,407	9,210	8,984	4,888	33,489
Total	$59,065	$32,693	$38,645	$88,125	$218,528
Borrowings
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2021, approximately $199.5 million in real estate loans pledged as collateral to the FHLB support a $530.1 million line of credit. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2021, we had $22.0 million in outstanding advances and our available borrowing capacity at the FHLB was $177.5 million.
The following table sets forth certain information on our FHLB borrowings during the periods presented:
FHLB ADVANCES

	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
(in thousands)
Amount outstanding at period-end	$22,000	$22,000
Weighted average interest rate at period-end	0.93%	0.93%
Maximum month-end balance during the period	$22,000	$31,111
Average balance outstanding during the period	$22,000	$25,917
Weighted average interest rate during the period	0.94%	2.15%
The Company has also issued junior subordinated debentures and other subordinated notes. At September 30, 2021, these other borrowings amounted to $12.1 million.
At September 30, 2021, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
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
The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal

Reserve’s discount window program was $16.3 million as of September 30, 2021. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2021.
The Company also has available lines of credit of $76.0 million with other correspondent banks at September 30, 2021, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits. These lines were not utilized at September 30, 2021.

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
As of September 30, 2021, we had $177.5 million of available borrowing capacity from the FHLB, $16.3 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. Cash and cash equivalents were $324.0 million at September 30, 2021 and $146.9 million at December 31, 2020. We believe our liquidity resources are at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $29.8 million at September 30, 2021 compared to December 31, 2020. Net income for the nine months ended September 30, 2021 increased retained earnings by $29.8 million. Stock options exercised and stock-based compensation increased common stock and additional paid-in capital in the aggregate by $766 thousand. These increases were partially offset by the change in net unrealized gains on available for sale securities of $804 thousand.
The Company uses several indicators of capital strength. The most commonly used measure is the Common Equity Tier 1 (“CET1”) capital ratio (common equity tier 1 capital divided by risk weighted assets), which was 14.34% at September 30, 2021 and 12.94% at December 31, 2020. The Company has above-average levels of capital and has taken steps to navigate COVID-19 related disruptions, including taking higher levels than normal of loan loss provisions and maintaining higher than normal levels of liquidity on the balance sheet.
The following table shows the return on average assets (computed as net income divided by average total assets), return on average equity (computed as net income divided by average equity) and common equity tier 1 capital ratios for the nine months ended September 30, 2021 and for the year ended December 31, 2020.

	For the Three Months Ended	For the Nine Months Ended	For the Year Ended
	September 30, 2021	September 30, 2021	December 31, 2020
Return on Average Assets(1)	2.13%	1.97%	1.56%
Return on Average Equity(1)	23.87%	22.88%	18.00%
Common Equity Tier 1 Capital	14.34%	14.34%	12.94%
_______________
(1)These ratios are annualized for the nine months ended September 30, 2021.

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
As of September 30, 2021, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (as if applicable to the Company) and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$190,230	9.13%	$83,337	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	190,230	14.49%	111,573	8.50%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	188,168	14.34%	91,883	7.00%	N/A	N/A
Total capital ratio (to risk-weighted assets)	206,762	15.75%	137,825	10.50%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$160,223	7.83%	$81,833	4.00%	$102,291	5.00%
Tier 1 capital (to risk-weighted assets)	160,223	12.60%	108,063	8.50%	101,706	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	160,223	12.60%	88,993	7.00%	82,636	6.50%
Total capital ratio (to risk-weighted assets)	176,239	13.86%	133,489	10.50%	127,133	10.00%

December 31, 2020
The Company
Tier 1 leverage ratio (to average assets)	$159,656	8.78%	72,770	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	159,656	13.10%	103,559	8.50%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	157,594	12.94%	85,284	7.00%	N/A	N/A
Total capital ratio (to risk-weighted assets)	185,008	15.19%	127,926	10.50%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$135,527	7.45%	72,770	4.00%	$90,962	5.00%
Tier 1 capital (to risk-weighted assets)	135,527	11.34%	101,619	8.50%	95,642	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	135,527	11.34%	83,686	7.00%	77,709	6.50%
Total capital ratio (to risk-weighted assets)	150,593	12.60%	125,530	10.50%	119,552	10.00%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2021.
CONTRACTUAL OBLIGATIONS

	As of September 30, 2021
(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$—	$—	$22,000	$—	$22,000
Certificates of deposit $100,000 or more	101,802	82,322	915	—	185,039
Certificates of deposit less than $100,000	28,601	4,333	535	20	33,489
Lease payments	1,164	1,724	234	20	3,142
Subordinated debt	—	—	—	12,062	12,062
Total	$131,567	$88,379	$23,684	$12,102	$255,732

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
Our commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements.
CREDIT EXTENSION COMMITMENTS

	As of September 30, 2021	As of December 31, 2020
(in thousands)
Unfunded lines of credit	$344,859	$326,474
Commitments to originate residential loans held for sale	1,205	11,444
Letters of credit	5,132	5,102
Commitment to fund other investments	8,000	$—
Total credit extension commitments	$359,196	$343,020
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
The commitment to fund other investments reflects an obligation to make an investment in a Small Business Investment Company.

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

INTEREST SENSITIVITY GAP

September 30, 2021	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$774,333	$59,825	$208,824	$1,042,982	$575,327	$1,618,309
Securities	15,626	—	—	15,626	173,539	189,165
Interest bearing deposits at other financial institutions	299,033	—	—	299,033	—	299,033
Federal funds sold	1,315	—	—	1,315	—	1,315
Total earning assets	$1,090,307	$59,825	$208,824	$1,358,956	$748,866	$2,107,822

Liabilities
Interest bearing liabilities
Interest bearing deposits	$869,523	$—	$—	$869,523	$—	$869,523
Time deposits	28,240	30,825	71,338	130,403	88,125	218,528
Total interest bearing deposits	897,763	30,825	71,338	999,926	88,125	1,088,051
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest bearing liabilities	$897,763	$30,825	$71,338	$999,926	$122,187	$1,122,113

Period gap	$192,544	$29,000	$137,486	$359,030	$626,679	$985,709
Cumulative gap	$192,544	$221,544	$359,030	$359,030	$985,709
Ratio of cumulative gap to total earning assets	9.13%	10.51%	17.03%	17.03%	46.76%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2021:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2021	(2.6)%	0.0%	3.9%	9.4%	15.3%
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
The following table illustrates the results of our EVE analysis as of September 30, 2021.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2021	(4.9)%	0.0%	7.7%	13.9%	19.8%

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
Item 1A. RISK FACTORS.

There are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report for the year ended December 31, 2020 and those referenced in other reports on file with the SEC.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 2, 2021, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $7.5 million of its outstanding common stock. During the nine months ended September 30, 2021, the Company did not repurchase any shares under the stock repurchase program.
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

Periods	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
For the year ended December 31, 2020	304,114	$10.81	304,114	$1,340,875
For the three months ended March 31, 2021	—	$—	—	$7,500,000
For the three months ended June 30, 2021	—	$—	—	$7,500,000
For the three months ended September 30, 2021	—	$—	—	$7,500,000

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    CAPITAL BANCORP, INC.
                    Registrant
Date: November 9, 2021        /s/ Ed Barry
                    Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2021        /s/ Alan W. Jackson
                    Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

