Form 10-K
period 2021-12-31
Capital Bancorp Inc
filed 2022-03-15
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021 was $158.2 million.
As of March 11, 2022, the Registrant had 13,999,609 shares of common stock outstanding.
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

Capital Bancorp, Inc. and Subsidiaries
Annual Report on Form 10-K
Index

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Report on Form 10-K and oral statements made from time-to-time by our representatives contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties relating to our operations and the business environment in which we operate, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, expectations, beliefs, projections, anticipated events or trends, growth prospects, financial performance, and similar expressions concerning matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “potential,” “opportunity,” “intend,” “endeavor,” “plan,” “estimate,” “could,” “project,” “seek,” “should,” “will,” or “would,” or the negative of these words and phrases or similar words and phrases.
General Economic Conditions
These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:
•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the effectiveness and acceptance of vaccination programs, the imposition of any restrictions on business operations and/or travel, the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations, the remedial actions and stimulus measures adopted by federal, state and local governments, the inability of employees to work due to illness, quarantine, or government mandates;
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

•the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness or significant deficiency in our internal control over financial reporting;
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
•our ability to maintain important customer deposit relationships and our reputation;
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
◦the transition away from USD London Interbank Offering Rate (“LIBOR”) and related uncertainty and costs regarding potential alternatives reference rates, including the Secured Overnight Financing Rate (“SOFR”);
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
ITEM 1. BUSINESS
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation established in 1998, operating primarily through our wholly owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington, D.C. and Baltimore metropolitan areas. We serve businesses, not-for-profit associations and entrepreneurs throughout the region. Capital Bank is headquartered in Rockville, Maryland and operates a branch-lite model through four commercial bank branches, four mortgage offices and one loan production office.
Capital Bank currently operates three divisions: Commercial Banking, Capital Bank Home Loans, and OpenSky®. Our Commercial Banking division operates in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations. Capital Bank Home Loans and OpenSky® both leverage Capital Bank’s national banking charter to operate as national consumer business lines; Capital Bank Home Loans acts as our residential mortgage origination platform and OpenSky® provides nationwide, digitally-based, unsecured credit cards as well as secured credit cards to under-banked populations and those looking to rebuild their credit scores.
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
Commercial Banking Division
The Commercial Banking division operates out of four full service banking locations, each of which is in the Washington, D.C. Metropolitan Statistical Area (“MSA”), and its full service banking location in Columbia, Maryland in the Baltimore, Maryland MSA. Additionally, we have one loan production office located in the Washington, D.C. area. Our Commercial Banking division’s commercial loan officers and commercial real estate loan officers provide commercial and industrial, or C&I, commercial real estate and construction lending solutions to business clients in Capital Bank’s operating markets.
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
In addition to its loan officers who have incentives and goals to drive core deposit growth, our Commercial Banking division currently has a team of business development officers concentrating on continuing to diversify Capital Bank’s funding sources away from wholesale funding and towards core deposit funding. We expect that our deposit gathering teams will continue to help maintain our wholesale funding dependence through improved low-cost core funding.
Capital Bank Home Loans Division
Capital Bank Home Loans (“CBHL”), formerly known as Church Street Mortgage, originates conventional and government-guaranteed residential mortgage loans on a national basis, for sale into the secondary market and in certain, limited circumstances for our loan portfolio. Loans sold into the secondary market are sold servicing released. Loans retained for our portfolio are generally adjustable rate mortgage loans on primary residences within Capital Bank’s operating markets to individuals who own businesses where Capital Bank may also pursue a commercial lending relationship and has a vested interest in maintaining the fullest possible control of the lending relationship.
In 2020, with the drop in interest rates, CBHL experienced heavy refinance origination volume as opposed to purchase origination volume; however, in 2021, management began to refocus on purchase originations in anticipation of a slow-down in the refinance market. In 2021, market interest rates increased causing the refinance market to further contract. Purchase origination volume was 42.3 percent for the year ended December 31, 2021, compared to 31.9 percent for the year ended December 31, 2020.
Approximately 53.9 percent of CBHL loan originations by volume occur within Capital Bank’s operating markets in Maryland, Virginia and Washington, D.C. The remainder of originations are national in scope and occur primarily through a consumer direct channel utilizing consumer marketing, including through social media applications.

OpenSky® Secured Credit Card Division
The OpenSky® division provides secured, partially secured and unsecured credit cards on a nationwide basis.
The secured credit cards require a minimum initial deposit of $200 and maximum initial deposits of $3,000 per card and $5,000 per individual and are focused on under-banked populations and those looking to rebuild their credit scores. In order to obtain a secured credit card from us, the customer must select a credit line amount that they are willing to secure with a matching deposit amount. A deposit equal to the full credit limit of the card is made into a noninterest bearing demand account with the Bank. Once the account is opened, the deposit is required to be maintained throughout the life of the card. The customer’s funding of the deposit account is collateral and it is not a consideration in the credit card approval process, but is a prerequisite to activating the credit line. Once the customer’s deposit account has been funded, the credit line is activated and the collateral funds are generally available to absorb any losses on the account that may occur. Given the secured nature of the cards, credit checks are not required at the time of application.
The partially secured credit card uses our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), to offer certain customers an unsecured line in excess of their secured line of credit. As each customer’s secured account ages, we obtain credit scores to baseline their improvement as an input into any decision to extend unsecured credit.
The unsecured credit card was added, for qualifying customers, in the fourth quarter of 2021 to expand the OpenSky® product offering. The addition of the unsecured card allows for an uninterrupted experience for OpenSky® customers who can now more easily continue in their journey from a secured to unsecured credit card.
OpenSky® cards operate on a fully digital and mobile platform with all marketing and application procedures conducted through its website or mobile application. OpenSky® credit cards have floating interest rates, which are beneficial in a rising rate environment, and we believe the OpenSky® secured credit card product may provide a counter-cyclical benefit as more people enter its target segment of credit rebuilders during an economic downturn. Credit card eligibility for all product offerings is based on identity and income verification. Our prior experience has shown that approximately 19% of our secured credit cards will experience a charge-off within the first year of issuance primarily due to the relative inexperience of this under-banked population in effectively managing credit card debt. As of December 31, 2021, approximately 13.5% of our secured credit card portfolio was delinquent by 30 days or more.
Capital Bank evaluates its OpenSky® customers using analytics that track consumer behaviors and score each customer on risk and behavior metrics. These real-time monitoring capabilities give our management insight into the credit trends of our portfolio on a consumer by consumer basis, allowing them to identify potential fraud situations and mitigate any associated losses, as well as to obtain insights into how to optimize the profitability and life cycle of each account. The model utilizes data proprietary to Capital Bank.
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
•Endeavor to provide comprehensive loan and deposit solutions to our customers that are tailored to their needs, and leverage data, analytics, and financial technology to improve the customer experience;
•Scale our consumer fee based platforms by investing in fintech capabilities and digital marketing to deliver high impact products and services and differentiated customer experience;
•Capitalize on market dislocation from recent in-market acquisitions to continue to attract top sales talent, and acquire new commercial banking relationships from local competitors; and
•Selectively add banking centers where sales teams have already proved an ability to capture market share and leverage customer relationships.
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
•Retain OpenSky® customers that “graduate” from our secured credit product through the limited use of partially unsecured credit products; and
•Expand our purchase-oriented mortgage loan sales both in-market and in adjacent markets through the hiring of qualified mortgage originators and continue to improve on our direct to consumer marketing channels.
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

Employees and Human Capital Resources
At December 31, 2021, we employed 269 persons, of which 257 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent and were recently named a Best Bank to Work For by American Banker for the third consecutive year. Our ability to attract and retain employees is a key to our success. We offer a competitive total rewards program to our employees, flexible work arrangements, and monitor the competitiveness of our compensation and benefits programs in our various market areas.
The Company prides itself on being a values-driven organization, where employees are empowered to share Ideas that keep the organization connected. Our company core values guide each team member to:
•Act as an Owner
•Practice Balanced Risk Management
•Challenge the Norm
•Leverage the Team
We believe that these values enable our success with our customers and have helped us build a fun, vibrant and accountability driven culture. In addition, we are committed to developing our staff through internal/external training programs, availability of a robust online training resource, and continuing to implement leadership development programs to all levels of leadership within the organization.
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
SUPERVISION AND REGULATION
General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s (“BHC”), ability to repurchase stock or to receive dividends from its subsidiary banks. We are subject to comprehensive examination and supervision by the Federal Reserve, and the Bank is subject to comprehensive examination and supervision by the Office of the Comptroller of the Currency (“OCC”). We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve may conduct examinations of BHCs and their subsidiaries. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), through the Deposit Insurance Fund (“DIF”). As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. The Company’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Bank regulation is intended to protect depositors and consumers and not shareholders. This supervisory framework could materially impact the conduct and profitability of our activities.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of the applicable statutory and regulatory provisions. Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time to time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act were modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. The Dodd-Frank Act also modified the standard under which state consumer financial laws may be applied to national banking associations, such as the Bank. The application of that standard by state regulators and the courts may cause the Bank’s compliance burden and costs to increase. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity, risk management and capital adequacy, as well as other safety and soundness concerns.
Regulation of Capital Bancorp, Inc.
We are registered as a BHC under the BHC Act and are subject to regulation and supervision by the Federal Reserve. The BHC Act requires us to secure the prior approval of the Federal Reserve before we own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or thrift, or merge or consolidate with another bank or thrift holding company. Further, under the BHC Act, our activities and those of any nonbank subsidiary are limited to: (i) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.
Regulation of Capital Bank
The operations and investments of our Bank are subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC as well as other federal banking statutes and regulations, including with respect to the level of reserves that our Bank must maintain against deposits, restrictions on the types, amount, and terms and conditions of loans it may originate, and limits on the types of other activities in which our Bank may engage and the investments that it may make. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. Because our Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over our Bank. If, as a result of an examination of our Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict growth, assess civil monetary penalties and remove officers and directors. The regulators also may request the FDIC to terminate the Bank’s deposit insurance.
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies See “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14, Capital Standards” for additional regulatory capital information, including the Bank’s and Company’s Leverage Ratio as of December 31, 2021.
Community Reinvestment Act
The CRA requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” A rating that is less than “satisfactory” may substantially inhibit the Bank’s opportunities for future growth. An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, and expansions into non-banking activities. Our Bank received an “outstanding” rating in its most recent CRA evaluation.
Anti-Terrorism, Money Laundering Legislation and OFAC
The Bank is subject to the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks, a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator.
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
Dividends and Share Repurchases
The ability of the Company to pay dividends on or to repurchase its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the Maryland General Corporate Law ("MGCL," in the case of the Company), (b) covenants contained in any subordinated debentures and borrowing agreements in existence now or that may exist in the future, (c) restrictions on the ability of the Bank to declare dividends under the National Bank Act and OCC regulations (in the case of the Bank), and (d) the general supervisory authority of the FRB, and the OCC. Our ability to pay dividends to our stockholders or to repurchase shares of our common stock is subject to the restrictions set forth in the MGCL.
Notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations. In addition, prior approval of the FRB may be required in certain circumstances prior to our repurchasing shares of our common stock.
In connection with the decision regarding dividends and share repurchase programs, our Board will take into account general business conditions, our financial results, projected cash flows, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by the Bank to the Company and such other factors as deemed relevant. We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise or to repurchase shares of our common stock. The declaration of dividends by the Company is subject to the discretion of our Board.
Customer Information Privacy and Cybersecurity
The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, non‑public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with these requirements.

The Gramm‑Leach‑Bliley Act of 1999 (the “GLBA”) requires financial institutions to implement policies and procedures regarding the disclosure of non-public personal information about consumers to non‑affiliated third parties. The GLBA requires disclosures to consumers on policies and procedures regarding the disclosure of such non-public personal information and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank’s policies and procedures. We have implemented privacy policies addressing these restrictions that are distributed regularly to all existing and new customers of the Bank.
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.
In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. This rule requires new notification requirements where a banking organization experiences a computer-security incident.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements.
Deposit Insurance
The Bank is a national banking association, regulated by the OCC. The Bank accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits established by law. The applicable statutory limit for FDIC insurance for most types of accounts is $250,000.
Under the FDIC's risk-based deposit premium assessment system, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements that measure the risk each institution poses to the Deposit Insurance Fund. The calculated assessment rate is applied to average consolidated assets less the average tangible equity of the insured depository institution during the assessment period to determine the dollar amount of the quarterly assessment. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and leases and/or other higher risk assets increase or balance sheet liquidity decreases.
Under the Federal Deposit Insurance Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In the event any insured depository institution, such as the Bank, is placed into FDIC receivership due to the termination of deposit insurance, or for any other reason, and the institution is sold or liquidated, the chances of the institution's parent BHC's shareholders recovering any value is very unlikely.

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
Risks Related to Our Business
The ongoing COVID-19 pandemic and measures taken to limit its spread could adversely impact our business, financial condition, and results of operations.
The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets, both globally and within the United States. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though most restrictions have generally been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging, and, as of December 31, 2021, many companies have not returned workers to their offices. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.
The United States government has taken significant steps to attempt to mitigate the economic effects of the pandemic. Congress appropriated approximately $4.7 trillion of fiscal stimulus in response to the COVID-19 pandemic pursuant to the Coronavirus Aid, Relief, and Economic Security Act, the American Rescue Plan Act and other supplemental legislation. In March 2020, the Federal Open Market Committee of the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. The Federal Reserve also took several actions to support financial markets, enable banks to continue to lend through the pandemic, and support businesses of all sizes. Whether the economic stimulus will have a lasting positive effect or whether it will contribute to higher inflation or other economic ill effects is unknown.
Several vaccines for COVID-19 have been developed and widely distributed in the United States. However, it is unknown how effective they will be long-term or whether variants of the virus will develop against which the vaccines are less effective.
The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the extent to which they are accepted by the public, the development of effective therapies, the permanence of operating conditions that developed during the pandemic, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more pronounced the ultimate effects are likely to be.
The continuation of the COVID-19 pandemic and the efforts to contain the virus, including effects of economic stimulus, and the exhaustion or expiration of stimulus benefits, could:

•reduce the demand for loans and other financial services;
•result in increases in loan delinquencies, problem assets, and foreclosures;
•cause the value of collateral for loans, especially real estate, to decline in value;
•reduce our ability to assess the financial health of our customers’
•reduce the availability and productivity of our employees;
•cause our vendors and counterparties to be unable to meet existing obligations to us;
•negatively impact the business and operations of third-party service providers that perform critical services for our business;
•cause the value of our securities portfolio to decline; and
•cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.
Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
Our performance could be negatively impacted to the extent there is deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, which have direct or indirect impacts on us, our customers and/or our counterparties. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Our commercial business and operations are concentrated in the Washington, D.C. and Baltimore metropolitan areas and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
As of December 31, 2021, approximately 91.0% of our loans held for investment (measured by dollar amount) were made to borrowers who live or conduct business in the Washington, D.C. and Baltimore metropolitan areas. Therefore, our success depends upon the general economic conditions in this area, which we cannot predict with certainty. A downturn in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of our depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects the Washington, D.C. and Baltimore metropolitan areas, or existing or prospective borrowers or depositors in the Washington, D.C. and Baltimore metropolitan areas could have a material adverse effect on our business, financial condition and results of operations.
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
Our operations are also dependent upon our ability to protect our computer systems and network infrastructure, including our digital, mobile and internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, we may need to take our systems off-line if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs.
We face security risks, including denial of service attacks, hacking, malware intrusion and data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products, and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not exploit security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, and other information of ours, our employees, our customers, or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such security breaches, which may result in material losses or consequences for us.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. Even the most advanced internal control environment may be vulnerable to compromise. The techniques used by cyber criminals change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. The speed at which new vulnerabilities are discovered and exploited often before security patches are published continues to rise. The risk of a security breach caused by a cyber-attack on a vendor or by unauthorized vendor access has also increased in recent years.
Cyber-attacks or other security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of our confidential information, intellectual property, funds, and/or those of our customers; or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
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
As of December 31, 2021, our 10 largest non-brokered depositors accounted for $362.9 million in deposits, or approximately 20.2% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product-specific requirements as part of the loan application, the loans sold have a limited recourse provision. Should such loan repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact our business, financial condition and results of operations.
Delinquencies and credit losses from our OpenSky® credit card division could adversely affect our business, financial condition and results of operations.
Our OpenSky® division provides secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. Although some OpenSky® credit cards are fully or partially secured, losses may occur primarily as a result of fraud, or when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Fraud, such as identity fraud, payment fraud and funding fraud (where an individual funds a card using information from someone they know well, such as a relative or roommate) can result in substantial losses. In the case of an OpenSky® account that is funded through fraud on the part of an applicant, we are required by applicable laws to refund the amount of the original deposit, and we charge off balances which were subsequently charged on the card. Account balances in excess of established credit limits happen as a result of certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas station charges and hotel deposits. If an OpenSky® cardholder exceeds his or her credit limit as a result of purchases in one of these categories, we may incur losses for amounts in excess of the collateral deposited if the borrower is unable to repay such excess amounts. Customers can also exceed their credit limit by making intra period payments to replenish their available lines. If the payments are made via the Automated Clearing House (“ACH”) and were fraudulent, we could incur the cost of the payment. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments. For example, in the event a card becomes more than 120 days past due, the credit card balance is recovered against any corresponding deposit account and a charge-off is recorded for any related fees, accrued interest or other charges in excess of the deposit account balance. We have invested in technology and systems to prevent and detect fraudulent behavior and mitigate losses but such investments may not be adequate, and our systems may not adequately monitor or mitigate potential losses arising from these risks.
A high credit loss rate (the rate at which we charge off uncollectible loans) on either our secured, partially secured, or unsecured portfolio could adversely impact our overall financial performance. We maintain an allowance for loan losses, which we believe to be adequate to cover credit losses inherent in our OpenSky® portfolio, but we cannot be certain that the allowance will be sufficient to cover actual credit losses. If credit losses from our OpenSky® portfolio exceed our allowance for loan losses, our revenues will be reduced by the excess of such credit losses.
The inability of our OpenSky® credit card division to continue its growth rate could adversely affect our earnings.
Our credit card portfolio has increased and certain corresponding fees have been a significant portion of our income. We do not know if we will be able to retain existing customers or attract new customers, or that we will be able to increase account balances for new or existing customers.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the Financial Conduct Authority announced that it would continue to publish LIBOR rates through June 30, 2023. It is unclear whether, or in what form, LIBOR will continue to exist after that date. Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks. U.S. banking agencies have encouraged banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021. A transition away from the widespread use of LIBOR to alternative benchmarks has begun and will continue over the course of the next few years. These reforms may cause such rates to perform differently than in the past or have other consequences that are unforeseen.
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected SOFR as its recommended alternative to LIBOR. SOFR may fail to gain market acceptance. SOFR was developed for use in certain U.S. dollar derivatives and other financial contracts as an alternative to U.S. dollar LIBOR in part because it is considered to be a good representation of general funding conditions in the overnight U.S. Treasury repo market. However, as a rate based on transactions secured by U.S. Treasury securities, it does not measure bank-specific credit risk and, as a result, is likely to correlate with the unsecured short-term funding costs of banks. This may mean that market participants would not consider SOFR to be a suitable substitute or a successor for all of the purposes for which U.S. dollar LIBOR historically has been used, which may, in turn, lessen its market acceptance.
It is impossible to predict the effect of the adoption of SOFR or any other alternative reference rate on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement alternative reference rates, such as SOFR, for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability of LIBOR to SOFR or another alternative reference rate, which could have an adverse effect on our results of operations..
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
Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.
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
As part of the bank regulatory process, the OCC and the Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation would be adversely affected.

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
The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied commercial real estate (including construction) loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s non-owner-occupied commercial real estate (including construction) loan portfolio has increased 50% or more during the prior 36 months. At December 31, 2021, the Bank’s construction to total capital ratio was 136.9% which exceeded the 100% regulatory guideline threshold set forth in clause (iii) above. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Because a significant portion of our loan portfolio depends on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material adverse effect on our business, financial condition and results of operations.
We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.
The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, most of which are outside of our control.
The stock market and the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

The market price of our common stock could decline significantly and you may experience future dilution due to actual or anticipated issuances or sales of our common stock in the future.
Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. To the extent we raise additional capital by issuing additional shares of our common stock or other securities convertible into, or exchangeable for, our common stock, you may experience substantial dilution.
Our management and board of directors have significant control over our business.
As of December 31, 2021, our directors, directors of the Bank, our named executive officers and their respective family members and affiliated entities beneficially owned an aggregate of 6,040,548 shares, or approximately 43.3% of our issued and outstanding common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
Our common stock is subordinate to our existing and future indebtedness and preferred stock.
Our common stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2021 we had outstanding approximately $10.0 million in aggregate principal amount of subordinated notes and $2.1 million in aggregate principal amount of junior subordinated debentures. We may incur additional indebtedness in the future to increase our capital resources or if our total capital ratio or the total capital ratio of the Bank falls below the required minimums. Furthermore, our common stock is subordinate to any series of preferred stock we may issue in the future.
Provisions in our governing documents and Maryland law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.
Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.
In addition, certain provisions of Maryland law may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the Change in Bank Control Act (“CBCA”). These laws could delay or prevent an acquisition.
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

Location	Owned/Leased	Lease Expiration	Type of office
One Church Street Suite 100 Rockville, MD 20850	Leased	6/30/24	Commercial Branch
2275 Research Blvd. Suite 600 Rockville, MD 20850	Sub-Leased	9/30/24	Corporate
1776 Eye Street Washington, D.C. 20006	Leased	2/28/22	Commercial Branch
6711 Columbia Gateway Drive Suite 170 Columbia, MD 21046	Leased	5/31/22	Commercial Branch/Mortgage Office
110 Gibraltar Road Suite 130 Horsham, PA 19044	Leased	5/31/23	OpenSky® Operations
185 Harry S. Truman Parkway Suite 100 Annapolis, MD 21401	Leased	11/30/26	Mortgage Office
14231 Jarrettsville Pike Phoenix, MD 21131	Leased	2/28/22	Mortgage Office
1801 E Jefferson St. Rockville, MD 20852	Leased	Month-to-month	Limited Service Branch
818 Connecticut Ave Suite 900 Washington, D.C. 20006	Sub-Leased	Month-to-month	LPO
10700 Parkridge Boulevard Suite 180 Reston, VA 20191	Leased	11/30/23	Commercial Branch and Mortgage Office

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

The common stock of the Company has been publicly traded since September 2018 and is currently traded on the Nasdaq Global Select Market under the symbol CBNK. As of March 11, 2022, there were approximately 157 holders of record of our common stock.

Dividends
Commencing with the third quarter of 2021, shareholders received quarterly cash dividends on shares of common stock which totaled $1.4 million in 2021. As a general matter, the payment of dividends is at the discretion of the Company’s board of directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. Although we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders,the Company anticipates continuing a regular quarterly cash dividend.. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.
Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval.

Equity Compensation Plan Information
The following table provides information as of December 31, 2021, with respect to options and RSUs outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan	1,060,023	$14.77	883,381
Equity compensation plans not approved by security holders	—	—	—
Total	1,060,023	$14.77	883,381

Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the fourth quarter of 2021. The Company did not repurchase any of its shares during the fourth quarter of 2021. The Company has an authorized share repurchase program pending regulator approval.

ITEM 6. [Reserved]

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
Executive Summary
The following summary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.
Net income for the year ended December 31, 2021 increased $14.2 million, or 54.8% when compared to the prior year, due primarily to an increase in average balances in the loan portfolio, an increase in credit card revenue, a reduction in rates for all interest bearing liabilities, and a reduction in the provision for loan losses. These positive factors were offset by a decrease in mortgage banking revenue, increases in salaries and employee benefits, data processing and advertising. During the year ended December 31, 2021, primarily as a result of bringing on new lending teams to focus on growing the Company’s commercial real estate portfolio, specifically owner occupied properties, the Bank’s commercial real estate loan portfolio grew by $163.8 million, of which $102.2 million was owner occupied. The growth in our credit card portfolio of $38.9 million was due in part to targeted advertising as well as the normalization of consumer behavior across a larger customer base. The increase in credit card activity was mainly responsible for the increase in data processing expenses.
The net interest margin was 5.86% for the year ended December 31, 2021 compared to 5.14% for the prior year. Primarily driving this margin expansion were increases in average portfolio loan balances of $155.9 million, a 90 basis point increase in the loan yield on the portfolio loans, and the overall rate reduction for the interest bearing deposit portfolio. Leading the increase in average portfolio balances were the commercial real estate and credit card portfolios with average balance increases of $90.5 million and $51.4 million, respectively, when comparing the year ended December 31, 2021 to December 31, 2020. Management’s concerted effort in reducing the cost of funds associated with our interest bearing deposit portfolio resulted in a 63 basis point reduction between 2020 and 2021. The reduction in rates for the money market and time deposit portfolios provided the greatest benefit in reducing the cost of funds for the overall interest bearing deposit portfolio.
Total assets grew by $178.7 million while total liabilities grew by $140.1 million when comparing year end 2021 to 2020. Liquidity provided by the net SBA-PPP run off and the reduction in our mortgage loans held for sale balances coupled with our increase in core deposits enabled the Company to redeploy excess liquidity to growth in our loan and investment portfolios as well as acquiring $35.0 million in bank-

owned life insurance. Total liability growth was due to the growth in total core deposits with noninterest bearing deposits growing by 29.4% when comparing December 31, 2021 to December 31, 2020.
The Bank’s OpenSky® division continued to exceed management’s expectations during 2021. Active customer accounts grew by 92 thousand when comparing the year end balance 2021 to 2020, driving a $38.9 million growth in credit card loans, net of reserves. The noninterest bearing deposits associated with the secured credit card loans grew by $37.0 million, to $229.5 million at December 31, 2021 in comparison to December 31, 2020. Management is beginning to see the impact of COVID-19 dissipate as customer behaviors begin to return to more seasonal norms. Prior to COVID-19, the majority of growth came in the first and second quarters of the year tapering off in quarters three and four. Beginning in the second quarter of 2020, management saw unprecedented growth through the end of the year and into the first quarter of 2021 due mainly to the COVID-19 stimulus monies being received by OpenSky’s® target market. The second quarter of 2021 saw a return to more normalized quarterly trends which continued throughout the year.
The Bank’s Capital Bank Home Loans division saw a decline in mortgage originations during the year ended December 31, 2021 when compared to the prior year. The steepening of the yield curve in 2021 slowed originations from the year earlier when low interest rates fueled refinance volumes. Gain on sale margins, down slightly from 3.02% for the twelve months ended December 31, 2020, remained strong at 2.79% for the twelve months ended December 31, 2021. Historically-low housing inventory, shortages in new home building materials, and fluctuating interest rates are likely to continue suppressing origination volumes into 2022.
Critical Accounting Estimates
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
The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in “Note 1 - Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 "Financial Statements and Supplementary Data".
The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses. The Company provides additional information on its allowance for loan losses in “Note 1 - Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 "Financial Statements and Supplementary Data".
Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - Note 1. Summary of Significant Accounting Policies.”

Results of Operations for the Years Ended December 31, 2021 and 2020
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(in thousands)	2021	2020	% Change
Interest income	$123,243	$97,251	26.7%
Interest expense	6,550	13,182	(50.3)%
Net interest income	116,693	84,069	38.8%
Provision for loan losses	3,359	11,242	(70.1)%
Net interest income after provision	113,334	72,827	55.6%
Noninterest income	50,636	50,144	1.0%
Noninterest expense	110,094	87,834	25.3%
Net income before income taxes	53,876	35,137	53.3%
Income tax expense	13,898	9,314	49.2%
Net income	$39,978	$25,823	54.8%
Net income for the year ended December 31, 2021 was $40.0 million, up from net income for the year ended December 31, 2020 of $25.8 million. The increase in net interest income was primarily due to the increase in average loans outstanding in the loan portfolio year over year, an increase in credit card fees, and a reduction in rates for all interest bearing liabilities. Year over year growth in portfolio loan volumes attributed $26.8 million to the increase in net interest income with $22.1 million attributable to the growth in the credit card portfolio. An additional $10.9 million in credit card fees were generated in 2021 when compared to 2020. Year over year rate reductions for all interest bearing liabilities contributed an additional $6.1 million to the net interest income growth. The provision for loan losses decreased $7.9 million when comparing the years ended December 31, 2020 to 2021. Management’s focus on reducing nonperforming assets as well as the improved economy during 2021 resulted in a reduced need for additional provisioning. Offsetting factors included a decline in mortgage banking revenue of $11.4 million when comparing 2021 to 2020 as well as increases in noninterest expenses. Data processing and advertising increased $12.3 million and $2.3 million, respectively, when comparing the annual 2021 expenses to 2020 due primarily to increases in credit card portfolio activity and targeted marketing campaigns for the unveiling of OpenSky’s new offerings. Salaries and employee benefits increased $4.4 million for the year ended December 31, 2021 in comparison to 2020 as the Company increased its overall full-time positions by 18, hiring commercial lending teams as well as senior management officials and staff at the Bank.
Net Interest Income and Net Margin Analysis
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds represents interest expense on deposits and borrowings, which consist of federal funds purchased, advances from the FHLB, and subordinated notes. Noninterest bearing deposits and capital also provide sources of funding.
We analyze our ability to maximize income generated from interest earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest margin is a ratio calculated as net interest income annualized divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest bearing liabilities.

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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the years ended December 31, 2021 and 2020. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Years Ended December 31,
	2021			2020
(in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest earning assets:
Interest bearing deposits	$228,420	$283	0.12%	$112,249	$343	0.31%
Federal funds sold	2,850	—	—	3,128	4	0.12
Investment securities	151,479	2,010	1.33	58,071	1,292	2.22
Restricted investments	3,774	166	4.40	4,025	244	6.07
Loans held for sale	43,126	1,224	2.84	84,928	2,610	3.07
SBA-PPP loans receivable	190,588	7,613	3.99	157,630	4,479	2.84
Portfolio Loans(1)(2)	1,370,988	111,947	8.17	1,215,049	88,279	7.27
Total interest earning assets	1,991,225	123,243	6.19	1,635,080	97,251	5.95
Noninterest earning assets	44,619			24,923
Total assets	$2,035,844			$1,660,003

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$289,285	$202	0.07	$195,794	$656	0.34
Savings	6,470	3	0.05	4,722	5	0.11
Money market accounts	482,225	1,484	0.31	480,218	4,786	1.00
Time deposits	269,262	4,119	1.53	297,997	6,077	2.04
Borrowed funds	34,214	742	2.17	42,471	1,658	3.90
Total interest bearing liabilities	1,081,456	6,550	0.61	1,021,202	13,182	1.29
Noninterest bearing liabilities:
Noninterest bearing liabilities	24,128			22,007
Noninterest bearing deposits	750,760			473,301
Stockholders’ equity	179,500			143,493
Total liabilities and stockholders’ equity	$2,035,844			$1,660,003

Net interest spread			5.58%			4.66%
Net interest income		$116,693			$84,069
Net interest margin (3)			5.86%			5.14%
_______________
(1)Includes nonaccrual loans.
(2)Interest income includes amortization of deferred loan fees, net of deferred loan costs.
(3)For the twelve months ended December 31, 2021 and 2020, SBA-PPP loans and credit card loans accounted for 226 and 125 basis points of the reported net interest margin, respectively.

Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Year Ended December 31, 2021
	Compared to the
	Year Ended December 31, 2020
	Change Due To		Interest Variance
(In thousands)	Volume	Rate

Interest Income:
Interest bearing deposits	$144	$(205)	$(61)
Federal funds sold	—	(4)	(4)
Investment securities	1,239	(521)	718
Restricted investments	(11)	(67)	(78)
Loans held for sale	(1,186)	(200)	(1,386)
SBA-PPP loans	1,316	1,818	3,134
Portfolio loans excluding credit card loans	4,752	(4,806)	(54)
Credit card loans	22,064	1,659	23,723
Total interest income	28,318	(2,326)	25,992

Interest Expense:
Interest bearing demand accounts	65	(519)	(454)
Savings	1	(3)	(2)
Money market accounts	6	(3,308)	(3,302)
Time deposits	(440)	(1,518)	(1,958)
Borrowed funds	(179)	(737)	(916)
Total interest expense	(547)	(6,085)	(6,632)
Net interest income	$28,865	$3,759	$32,624
When comparing the years ended December 31, 2021 to 2020, the greatest positive impact to total interest income was associated with the credit card portfolio. On a stand-alone basis, the credit card portfolio contributed an increase of $23.7 million due to volume and rate increases when comparing the year over year 2021 to 2020 figures. The origination of SBA-PPP loans in 2021 as well as the SBA-PPP loan forgiveness in 2021 contributed an additional $3.1 million to interest income. Volume increases in the portfolio loans excluding credit cards accounted for an additional increase $4.8 million in interest income for the year ended December 31, 2021. Management’s efforts to reduce the cost of funds associated with the deposit portfolio contributed $5.3 million to the increase in net interest income between the years ended December 31, 2021 and 2020.
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

For the year ended December 31, 2021, the Company recorded a provision for loan losses of $3.4 million, compared to $11.2 million for the previous year. The decrease in the provision for 2021 compared to 2020 was primarily due to an improving economy. See additional discussion regarding the Company’s allowance for loan losses and reserve for off-balance sheet credit exposures at December 31, 2021 in “Financial Condition— Allowance for Loan Losses.”
The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.
Noninterest Income
Our primary sources of recurring noninterest income are credit card fees, such as interchange fees and statement fees, and mortgage banking revenue. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
(in thousands)	2021	2020	% Change

Noninterest income:
Service charges on deposit accounts	$609	$520	17.1%
Credit card fees	27,884	16,966	64.4
Mortgage banking revenue	20,843	32,273	(35.4)
Gain on sale of investment securities available for sale, net	153	20	665.0
Other income	1,147	365	214.2
Total noninterest income	$50,636	$50,144	1.0%
The Bank’s OpenSky® Division continued to exceed management’s expectations in 2021. Active customer accounts grew by 92 thousand when comparing the year-end balance 2021 to 2020. The increase in accounts led to increased fees totaling $10.9 million during 2021. Management anticipates the impact of COVID-19 will wane as consumer patterns return to more normalized seasonal trends.
The Bank’s Capital Bank Home Loans division saw a decline in mortgage originations during the year ended December 31, 2021 when compared to the prior year. The steepening of the yield curve in 2021 slowed originations from the year earlier when low interest rates fueled refinance volumes. Gain on sale margins, down slightly from 3.02% for the twelve months ended December 31, 2020, remained strong at 2.79% for the twelve months ended December 31, 2021. Historically-low housing inventory, shortages in new home building materials, and fluctuating interest rates are likely to continue suppressing origination volumes into 2022.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a risk and has established a reserve under generally accepted accounting principles for possible repurchases. The reserve was $1.2 million at December 31, 2021 and 2020. The Bank repurchased one loan for $205 thousand during 2021 while no loans were repurchased during 2020. The Bank does not originate “sub-prime” loans and has no exposure to this market segment

Noninterest Expense
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
(in thousands)	2021	2020	% Change

Noninterest expense:
Salaries and employee benefits	$37,843	$33,442	13.2%
Occupancy and equipment	4,327	5,170	(16.3)
Professional fees	6,996	4,900	42.8
Data processing	39,237	26,917	45.8
Advertising	4,803	2,530	89.8
Loan processing	3,527	3,811	(7.5)
Other real estate expense, net	368	69	433.3
Other operating	12,993	10,995	18.2
Total noninterest expense	$110,094	$87,834	25.3%
During 2021, salaries and employee benefits increased due to the addition of new employees in our commercial and commercial real estate lending groups as well as additional positions in executive management as the Company continues to put in place the requisite human capital for its continued growth. Contributions to the long-term incentive plan during 2021 was responsible for an additional $1.2 million in salaries and employee benefits expense when compared to the year ended December 31, 2020. The increase in data processing expense as well as other operating expense was primarily related to the increase in the number of active OpenSky® accounts at year end 2021, while the increase in advertising expense was attributable to enhanced marketing for the commercial bank segment as well as OpenSky® during 2021. Professional fees associated with the commercial bank segment increased as the Company continued to build out its regulatory and compliance infrastructure in anticipation of the budgeted growth for 2022.
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
Income tax expense was $13.9 million for 2021 compared to $9.3 million for 2020. Our effective tax rates for those periods were 25.8% and 26.5%, respectively.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	December 31,		Change expressed in:
(in thousands)	2021	2020	Dollars	Percent

Total assets	$2,055,300	$1,876,593	$178,707	9.5%
AFS securities	184,455	99,787	84,668	84.8
Portfolio loans receivable, net	1,523,982	1,315,502	208,480	15.8
Deposits	1,797,137	1,652,128	145,009	8.8
Borrowings	34,062	36,016	(1,954)	(5.4)
Stockholders’ equity	197,903	159,311	38,592	24.2
Equity to total assets at end of period	9.6%	8.5%		12.9
Average number of basic shares outstanding	13,799	13,793		0.0
Average number of diluted shares outstanding	14,081	13,800		2.0%
Total assets at December 31, 2021 reflected an increase from its December 31, 2020 balance due to growth in the commercial real estate loan portfolio and credit card portfolios, the addition of bank-owned life insurance, and the deployment of excess liquidity into the investment portfolio. Offsetting these increases were decreases in the loans held for sale portfolio during 2021 when compared to 2020, as well as a reduction in SBA-PPP loans.
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
To supplement interest income earned on our loan portfolio, the Company invests in high quality mortgage-backed securities, government agency bonds, asset-backed securities and high quality municipal and corporate bonds. During 2021, management invested a portion of its excess liquidity into U.S. Treasuries as the spread between treasuries and other investment portfolios continued to contract.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at December 31, 2021 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the book value of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
At December 31, 2021	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(dollars in thousands)
Securities Available for Sale:
U.S Treasuries	$58,602	0.56%	$73,850	1.27%	$—	—%	$132,452	$131,001	0.96%
Asset-backed securities	—	—	—	—	10,093	0.98	10,093	10,140	0.98
Municipal	—	—	—	—	10,825	1.94	10,825	10,474	1.94
Corporate bonds	—	—	5,000	4.31	—	—	5,000	4,934	4.31
Mortgage-backed securities	—	—	10,172	2.34	17,417	0.57	27,589	27,906	1.23
Total	$58,602	0.56%	$89,022	1.56%	$38,335	1.06%	$185,959	$184,455	1.15%
Portfolio Loans
Our primary source of income is derived from interest earned on loans. Our loan portfolio consists of loans secured by real estate, commercial business loans and credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a very limited extent, other consumer loans. Our loan customers primarily consist of small to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our credit card portfolio supplements our traditional lending products with enhanced yields. Outside of credit cards, our lending activities are principally directed to our market area consisting of the Washington, D.C. and Baltimore metropolitan areas.
Residential Real Estate Loans. We offer one-to-four family mortgage loans primarily on owner-occupied primary residences and, to a lesser extent, investor owned residences. Residential loans are originated through our commercial sales teams and our Capital Bank Home Loan division. Our residential loans also include home equity lines of credit. Our owner-occupied residential real estate loans usually have fixed rates for five to seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Our investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. In general, the required minimum debt service coverage ratio is 1.15. Residential real estate loans have represented a growing portion of our loan portfolio.
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
Construction Loans. Our construction loans are offered within our Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes, condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Our construction loans typically have terms of 12 to 18 months with the goal of transitioning the borrowers to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loan. According to our underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, should not exceed 75% for investor-owned and 80% for owner-occupied properties. We conduct semi-annual stress testing of our construction loan portfolio and closely monitor underlying real estate conditions as well as our borrower’s trends of sales valuations as compared to underwriting valuations as part of our ongoing risk management efforts. Borrowers’ progress is monitored during the course of construction buildout, including for adherence to construction milestones and completion timelines.
Commercial Business Loans. In addition to our other loan products, the Company provides general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, primarily in our target markets, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment, and we generally obtain a personal guaranty from the borrower or other principal.
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

The repayment of loans is a source of additional liquidity for us. The following table details contractual maturities of our portfolio loans, along with associated weighted average yields and an analysis of loans maturing after one year categorized by rate characteristic. Loans with adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments.

	As of December 31, 2021
(in thousands)	One Year or Less		One to Five Years		Over Five Years to Fifteen Years		After Fifteen Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Real estate:
Residential	$74,282	5.58%	$152,875	4.88%	$97,229	4.38%	$77,221	4.19%	$401,607
Commercial	114,801	4.98	212,592	4.54	223,468	4.14	5,478	3.23	556,339
Construction	240,587	5.86	14,560	5.75	—	—	—	—	255,147
Commercial	74,002	5.25	57,822	4.61	39,863	5.50	4,269	4.53	175,956
Credit card	141,120	42.96	—	—	—	—	—	—	141,120
Other consumer	306	5.60	296	5.30	431	4.89	—	—	1,033
Total portfolio loans, gross	$645,098	13.69%	$438,145	4.71%	$360,991	4.36%	$86,968	4.14%	$1,531,202

Loans above maturing after one year categorized by rate characteristic:					Predetermined Interest Rates		Floating or Variable Rates		Total
Real estate:
Residential					$154,928		$172,397		$327,325
Commercial					297,753		143,785		441,538
Construction					488		14,072		14,560
Commercial					69,682		32,272		101,954
Other consumer					677		50		727
Total portfolio loans, gross					$523,528		$362,576		$886,104
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
Potential Problem Loans
From a credit risk standpoint, we grade watchlist and problem loans into one of five categories: pass/watch, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. Credits ratings are reviewed regularly. Ratings are adjusted regularly to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Our lending policy requires the routine monitoring of weekly past due reports, daily overdraft reports, monthly maturing loans, monthly risk rating reports and internal loan review reports. The lending and credit management of the Bank meet periodically to review loans rated pass/watch. The focus of each meeting is to identify and promptly determine any necessary required action with this loan population, which consists of loans that, although considered satisfactory and performing to terms, may exhibit special risk features that warrant management’s attention.
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
At December 31, 2021, the recorded investment in impaired loans was $11.3 million, $336 thousand of which required a specific reserve of $218 thousand compared to a recorded investment in impaired loans of $9.2 million including $391 thousand requiring a specific reserve of $253 thousand at December 31, 2020. Of the $11.3 million of impaired loans, $5.0 million was related to one well-collateralized construction loan relationship.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At December 31, 2021, the Company had five loans amounting to $534 thousand that were considered to be TDRs, compared to five loans amounting to $440 thousand at December 31, 2020.
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
The following table presents key ratios for the allowance for loan losses and nonaccrual loans for the periods indicated:

	For the Years Ended December 31,
(in thousands)	Allowance for loan losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for loan losses to nonaccrual loans (1)
	2021	2020	2021	2020	2021	2020
Real estate:
Residential	1.40%	1.63%	0.71%	0.82%	198%	200%
Commercial	1.54	1.73	—	0.60	34,606	288
Construction	1.84	2.04	3.06	0.84	60	244
Commercial	1.50	1.54	0.38	0.75	390	205
Credit card	2.59	2.41	—	—	—	—
Other consumer	1.13	1.28	—	—	—	—
Total	1.65%	1.78%	0.70%	0.61%	220%	254%

_____________
(1)Allowance calculation excludes SBA-PPP loans.

The following table presents a summary of the net charge-off (recovery) of loans as a percentage of average loans for the periods indicated:

	For the Years Ended December 31,
(in thousands)	Net Charge-offs (Recoveries)	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
	2021			2020
Real estate:
Residential	$—	$421,856	—%	$—	$426,868	—%
Commercial	161	456,972	0.04	—	366,490	—
Construction	(1)	233,964	—	289	218,787	0.13
Commercial	33	143,434	0.02	233	139,432	0.17
Credit card	1,419	112,313	1.26	587	60,958	0.96
Other consumer	—	2,449	—	—	2,512	—
Total	$1,612	$1,370,988	0.12%	$1,109	$1,215,047	0.09%

The allowance for loan losses at December 31, 2021 included specific reserves of $218 thousand set aside for impaired loans. The allowance for loan losses at December 31, 2020 included specific reserves of $253 thousand set aside for impaired loans. Total charge-offs for the years ended December 31, 2021 and 2020 were primarily due to credit card charge-offs resulting from growth in our credit card portfolio and certain charges in excess of credit limits.
As the loan portfolio and allowance for loan losses review processes continue to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. The maintenance of a high quality portfolio will continue to be a high priority.
Management is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced Credit Administration function, which provides independent analysis of credit requests and the management of problem credits. The Credit Department has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system, and continues to adapt and enhance the monitoring of the loan portfolio. The loan portfolio analysis process is intended to contribute to the identification of weaknesses before they become more severe.
Although we believe we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.
The following table sets forth activity in the allowance for loan losses for the past two years for the categories shown below as of the dates indicated. The total allowance is available to absorb losses from any loan category.

	December 31,
	2021		2020
(in thousands)	Amount	Percent(1)	Amount	Percent(1)
Real estate:
Residential	$5,612	22%	$7,153	31%
Commercial	8,566	34	6,786	29
Construction	4,699	19	4,595	20
Commercial	2,637	10	2,417	10
Credit card	3,655	15	2,462	10
Other consumer	12	—	21	—
Total allowance for loan losses	$25,181	100%	$23,434	100%
_______________
(1) Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.

Total Liabilities
Total liabilities at December 31, 2021 saw an increase from its December 31, 2020 balance due to growth in the deposit portfolio. Offsetting this increase were decreases in borrowed funds as well as other liabilities.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix by reducing reliance on wholesale time deposits. At December 31, 2021, the Company had no balances pertaining to wholesale time deposits compared to $107.7 million at December 31, 2020. Our credit card customers are also a significant source of low cost deposits. As of December 31, 2021 and 2020, our credit card customers accounted for $229.5 million and $192.5 million, or 29.1% and 31.6%, respectively, of our total noninterest bearing deposit balances.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	December 31,
	2021		2020
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts	$289,285	0.07%	$195,794	0.34%
Money market accounts	482,225	0.31	480,218	1.00
Savings accounts	6,470	0.05	4,722	0.11
Certificates of deposit	269,262	1.53	297,997	2.04
Total interest bearing deposits	1,047,242	0.55%	978,731	1.18%
Noninterest bearing demand accounts	750,760		473,301
Total deposits	$1,798,002	0.32%	$1,452,032	0.79%
Management was actively focused on reducing its cost of funds on its deposits during 2021 as evidenced by the overall reduction in average rates from 0.79% during 2020 to 0.32% in 2021.

The following table presents the maturities of our certificates of deposit as of December 31, 2021.

(in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total

$250,000 or more	$9,353	$6,057	$90,355	$3,062	$108,827
Less than $250,000	23,043	14,432	24,082	7,266	68,823
Total	$32,396	$20,489	$114,437	$10,328	$177,650
As of December 31, 2021 and 2020, approximately $972.4 million and $934.6 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2021, approximately $296.1 million in real estate loans were pledged as collateral for our FHLB borrowings. Of the $296.1 million in loans pledged to the FHLB, our total borrowing capacity at December 31, 2021 was $205.3 million. None of our investment securities were pledged with the FHLB as of December 31, 2021. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2021, we had $22.0 million in outstanding advances and $183.3 million in available borrowing capacity from the FHLB.
Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At December 31, 2021, these other borrowings amounted to $12.1 million.
At December 31, 2021, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 30, 2020, the Company issued $10.0 million in subordinated notes due in 2030 to replace the outstanding higher yielding $13.5 million, reducing interest expense. The notes have a ten year term and have a fixed rated of 5.00% for the first five years; thereafter, the rate resets quarterly to a benchmark rate, being the three-month term SOFR, plus 490 basis points. The notes may be redeemed, in part or whole, upon the occurrence of certain events.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $15.9 million as of December 31, 2021. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of December 31, 2021.
The Company also has lines of credit of $76.0 million available with other correspondent banks at December 31, 2021, as well as access to certificate of deposit funding through a financial network which the Bank strives to limit to 15% of the Bank’s assets. There were no outstanding balances on the lines of credit from correspondent banks at December 31, 2021.

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
Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is integrated into our risk management processes. Critical elements of our liquidity risk management include: corporate governance consisting of oversight by the board of directors and active involvement by management; the application of strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are believed to be commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; a diverse mix of existing and potential future funding sources; highly liquid marketable securities free of legal, regulatory or operational impediments that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that are believed to be adequate to address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes that are believed to be appropriate to assure the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.
We participated in the Federal Reserve Bank of Richmond’s Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF extended credit to eligible financial institutions that originated SBA-PPP loans, using the loans as collateral. No new extensions of credit were made under the PPPLF after July 30, 2021. In addition, we have an available borrower custody arrangement with the Federal Reserve Bank of Richmond which allows us to borrow on an eligible collateralized basis. As of December 31, 2021, we had $183.3 million of available borrowing capacity from the FHLB, $15.9 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. Cash and cash equivalents were $183.4 million at December 31, 2021 and $146.9 million at December 31, 2020. Accordingly, at December 31, 2021, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Stockholders’ equity increased $38.6 million for the year ended December 31, 2021 largely due to net income of $40.0 million for the year. Stock options exercised, shares issued as compensation, shares sold and stock-based compensation increased common stock and additional paid-in capital aggregately by $2.8 million. These increases were offset by net unrealized losses on available for sale securities of $1.1 million.

The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 8.82% at December 31, 2021 and 8.64% at December 31, 2020.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can precipitate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "”Risks Related to the Regulation of Our Industry” in Part I, Item 1A - Risk Factors.
As of December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject and was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (as if such requirements applied to the Company) and the Bank as of the dates indicated.

(dollars in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized		Full Phase In of Basel III
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$201,040	9.73%	$82,683	4.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	201,040	14.43%	83,596	6.00%	N/A	N/A	118,428	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	198,978	14.28%	62,697	4.50%	N/A	N/A	97,529	7.00%
Total capital ratio (to risk-weighted assets)	228,574	16.41%	111,462	8.00%	N/A	N/A	146,294	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$169,384	8.36%	$81,070	4.00%	$101,338	5.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	169,384	12.53%	81,097	6.00%	108,130	8.00%	114,888	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	169,384	12.53%	60,823	4.50%	87,856	6.50%	94,614	7.00%
Total capital ratio (to risk-weighted assets)	186,397	13.79%	108,130	8.00%	135,162	10.00%	141,921	10.50%

December 31, 2020
The Company
Tier 1 leverage ratio (to average assets)	$159,656	8.78%	$72,770	4.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	159,656	13.10%	73,100	6.00%	N/A	N/A	103,559	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	157,594	12.94%	54,825	4.50%	N/A	N/A	85,284	7.00%
Total capital ratio (to risk-weighted assets)	185,008	15.19%	97,467	8.00%	N/A	N/A	127,926	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$135,527	7.44%	$72,770	4.00%	$90,962	5.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	135,527	12.06%	71,731	6.00%	95,642	8.00%	101,645	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	135,527	12.06%	53,798	4.50%	77,709	6.50%	83,708	7.00%
Total capital ratio (to risk-weighted assets)	150,593	13.40%	95,642	8.00%	119,552	10.00%	125,562	10.50%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2021.

(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total

FHLB advances	$—	$—	$22,000	$—	$22,000
Certificates of deposit $250,000 or more	105,765	2,550	512	—	108,827
Certificates of deposit less than $250,000	61,557	6,240	1,006	20	68,823
Lease payments	1,099	1,496	225	—	2,820
Subordinated debt	—	—	—	12,062	12,062
Total	$168,421	$10,286	$23,743	$12,082	$214,532
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

	December 31,
(in thousands)	2021	2020
Unfunded lines of credit	$360,386	$331,576
Commitments to originate residential loans held for sale	1,385	11,444
Letters of credit	5,105	5,102
Commitment to fund other investments	6,352	—
Total credit extension commitments	$373,228	$348,122
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
We enter into forward commitments for the delivery of mortgage loans in our current pipeline. Interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitments to fund the loans. These commitments to fund mortgage loans, to be sold into the secondary market (interest rate lock commitments), and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2021:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2021	(4.7)%	(2.3)%	0.0%	2.9%	7.2%	11.7%
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
The following table illustrates the results of our EVE analysis as of December 31, 2021.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2021	(6.4)%	(2.2)%	0.0%	4.7%	8.1%	11.3%

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

INTEREST SENSITIVITY GAP

December 31, 2021	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$367,226	$184,405	$433,774	$985,405	$662,851	$1,648,256
Securities	16,100	8,530	3,777	28,407	156,048	184,455
Interest bearing deposits at other financial institutions	136,824	—	—	136,824	—	136,824
Federal funds sold	3,657	—	—	3,657	—	3,657
Total earning assets	$523,807	$192,935	$437,551	$1,154,293	$818,899	$1,973,192

Liabilities
Interest bearing liabilities
Interest bearing deposits	$11,630	$23,262	$104,677	$139,569	$692,268	$831,837
Time deposits	11,287	21,224	134,927	167,438	10,212	177,650
Total interest bearing deposits	22,917	44,486	239,604	307,007	702,480	1,009,487
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest bearing liabilities	$22,917	$44,486	$239,604	$307,007	$736,542	$1,043,549

Period gap	$500,890	$148,449	$197,947	$847,286	$82,357	$929,643
Cumulative gap	$500,890	$649,339	$847,286	$847,286	$929,643
Ratio of cumulative gap to total earning assets	25.38%	32.91%	42.94%	42.94%	47.11%
_______________
(1)Includes loans held for sale.

We use EAR simulations to assess the impact of changing interest rates on our earnings under a variety of scenarios and time horizons. These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve. Static simulation models are based on current exposures and assume a constant balance sheet with no new growth. Dynamic simulation models are also utilized that rely on detailed assumptions regarding changes in existing lines of business, new business, and changes in management and client behavior.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Capital Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Raleigh, North Carolina
March 15, 2022

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2021 and 2020

(dollars in thousands)	2021	2020
Assets
Cash and due from banks	$42,914	$18,456
Interest bearing deposits at other financial institutions	136,824	126,081
Federal funds sold	3,657	2,373
Total cash and cash equivalents	183,395	146,910
Investment securities available for sale	184,455	99,787
Marketable equity securities	245	245
Restricted investments	3,498	3,713
Loans held for sale	15,989	107,154
U.S. Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans receivable, net of deferred fees and costs	108,285	201,018
Portfolio loans receivable, net of deferred fees and costs	1,523,982	1,315,502
Less allowance for loan losses	(25,181)	(23,434)
Total portfolio loans held for investment, net	1,498,801	1,292,068
Premises and equipment, net	3,282	4,464
Accrued interest receivable	7,901	8,134
Deferred tax asset	9,793	6,818
Foreclosed real estate	86	3,326
Bank owned life insurance	35,506	—
Other assets	4,064	2,956
Total assets	$2,055,300	$1,876,593

Liabilities
Deposits
Noninterest-bearing	$787,650	$608,559
Interest-bearing	1,009,487	1,043,569
Total deposits	1,797,137	1,652,128
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	14,016
Accrued interest payable	473	1,134
Other liabilities	25,725	28,004
Total liabilities	1,857,397	1,717,282

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,962,334 and 13,753,529 issued and outstanding	140	138
Additional paid-in capital	54,306	50,602
Retained earnings	144,533	106,854
Accumulated other comprehensive income (loss)	(1,076)	1,717
Total stockholders' equity	197,903	159,311
Total liabilities and stockholders' equity	$2,055,300	$1,876,593

See Notes to Consolidated Financial Statements
57

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income For the Years Ended December 31, 2021 and 2020

(dollars in thousands except per share data)	2021	2020
Interest income
Loans, including fees	$120,784	$95,367
Investment securities available for sale	2,010	1,292
Federal funds sold and other	449	592
Total interest income	123,243	97,251

Interest expense
Deposits	5,808	11,524
Borrowed funds	742	1,658
Total interest expense	6,550	13,182

Net interest income	116,693	84,069
Provision for loan losses	3,359	11,242
Net interest income after provision for loan losses	113,334	72,827

Noninterest income
Service charges on deposits	609	520
Credit card fees	27,884	16,966
Mortgage banking revenue	20,843	32,273
Gain on sale of investment securities available for sale, net	153	20
Other income	1,147	365
Total noninterest income	50,636	50,144

Noninterest expenses
Salaries and employee benefits	37,843	33,442
Occupancy and equipment	4,327	5,170
Professional fees	6,996	4,900
Data processing	39,237	26,917
Advertising	4,803	2,530
Loan processing	3,527	3,811
Other real estate expenses, net	368	69
Other operating	12,993	10,995
Total noninterest expenses	110,094	87,834
Income before income taxes	53,876	35,137
Income tax expense	13,898	9,314
Net income	$39,978	$25,823

Basic earnings per share	$2.90	$1.87
Diluted earnings per share	$2.84	$1.87

Weighted average common shares outstanding:
Basic	13,798,620	13,793,256
Diluted	14,081,403	13,800,176

See Notes to Consolidated Financial Statements
58

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2021 and 2020

(in thousands)	2021	2020
Net income	$39,978	$25,823

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(3,688)	2,340
Reclassification of realized gain on sales of investment securities available for sale	(153)	(20)
	(3,841)	2,320
Income tax benefit (expense) relating to the items above	1,048	(616)
Other comprehensive income (loss)	(2,793)	1,704
Comprehensive income	$37,185	$27,527

See Notes to Consolidated Financial Statements
59

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2021, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance, December 31, 2019	13,894,842	$139	$51,561	$81,618	$13	$133,331

Net income	—	—	—	25,823	—	25,823
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	1,704	1,704
Stock options exercised, net of shares withheld for purchase price	142,901	2	1,083	(163)	—	922
Shares issued as compensation	19,900	—	268	—	—	268
Stock-based compensation	—	—	983	—	—	983
Shares repurchased and retired	(304,114)	(3)	(3,293)	(424)	—	(3,720)
Balance, December 31, 2020	13,753,529	138	50,602	106,854	1,717	159,311

Net income	—	—	—	39,978	—	39,978
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(2,793)	(2,793)
Stock options exercised, net of shares withheld for purchase price	186,461	2	1,838	(873)	—	967
Shares issued as compensation, net of settlement of taxes	22,344	—	519	(44)	—	475
Stock-based compensation	—	—	1,347	—	—	1,347
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,382)	—	(1,382)
Balance, December 31, 2021	13,962,334	$140	$54,306	$144,533	$(1,076)	$197,903

See Notes to Consolidated Financial Statements
60

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2021 and 2020

(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$39,978	$25,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,359	11,242
Provision for mortgage put-back reserve, net	4	584
Provision for (release of) off balance sheet credit risk	(40)	550
Net amortization on investments	642	297
Premises and equipment depreciation	561	844
Lease asset amortization	645	1,050
Increase in cash surrender value of BOLI	(506)	—
Executive long term incentive plan expense	1,344	—
Stock-based compensation expense	1,347	983
Director and employee compensation paid in Company stock	519	268
Deferred income tax benefit	(1,927)	(3,170)
Valuation allowance on derivatives	(49)	(28)
Amortization of debt issuance cost	—	139
Gain on sale of securities available for sale	(153)	(20)
Loss on sales of foreclosed real estate, net	47	—
Decrease in valuation of loans held for sale carried at fair value	246	8
Proceeds from sales of loans held for sale	1,091,746	1,267,112
Originations of loans held for sale	(1,000,827)	(1,303,244)
Changes in assets and liabilities:
Accrued interest receivable	233	(3,364)
Other assets	(1,222)	(412)
Accrued interest payable	(661)	(667)
Other liabilities	(3,210)	7,462
Net cash provided by operating activities	132,076	5,457

See Notes to Consolidated Financial Statements
61

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2021 and 2020

(dollars in thousands)	2021	2020
Cash flows from investing activities
Purchases of securities available for sale	(169,672)	(53,926)
Proceeds from maturities, calls and principal paydowns of securities available for sale	13,882	16,045
Proceeds from sale of securities available for sale	66,534	965
Sales of restricted investments	215	8
Net decrease (increase) in SBA-PPP loans receivable	92,733	(201,018)
Net increase in loans receivable	(210,092)	(147,319)
Net purchases of premises and equipment	(24)	(267)
Proceeds from sales of foreclosed real estate	3,193	—
Purchase of Bank owned life insurance	(35,000)	—
Net cash used in investing activities	(238,231)	(385,512)
Cash flows from financing activities
Net increase (decrease) in:
Noninterest bearing deposits	179,091	316,782
Interest bearing deposits	(34,082)	109,925
Federal Home Loan Bank advances, net	—	(10,222)
Other borrowed funds	(1,954)	(1,546)
Dividends paid	(1,382)	—
Repurchase of common stock	—	(3,720)
Proceeds from exercise of stock options	967	922
Net cash provided by financing activities	142,640	412,141

Net increase in cash and cash equivalents	36,485	32,086

Cash and cash equivalents, beginning of year	146,910	114,824

Cash and cash equivalents, end of year	$183,395	$146,910

Noncash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$942
Change in unrealized gains (losses) on investments	$(3,841)	$2,320
Change in fair value of loans held for sale
Value of restricted shares withheld for payment of taxes	$(44)	(163)

Cash paid during the period for:
Taxes	$15,920	$11,998
Interest	$7,211	$13,849

See Notes to Consolidated Financial Statements
62

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 1 - Nature of Business and Basis of Presentation
Nature of Business
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville and Columbia, Maryland; Reston, Virginia; and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits of those commercial and real estate loan customers. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans, its residential mortgage banking arm, and issues credit cards through OpenSky®, a secured, digitally-driven, nationwide credit card platform.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

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
The Company has provided short-term deferrals of loan principal and/or interest payments for customers who have been affected by the COVID-19 pandemic. Customers receiving payment deferrals must meet certain criteria, such as being in good standing and not more than 30 days past due prior to the pandemic. In most cases, the deferred principal and/or interest amounts will be collected at the end of the life of the loan and will not accrue additional interest. The granting of a deferral of principal and/or interest under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted on March 27, 2020, and based on interagency guidelines, does not subject the loan to the past due, non-accrual, or troubled debt restructurings (“TDR”) policies described below. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume based on the number of days of delinquency as at the date of modification. The following discussions of past due, non-accrual and TDR policies remain valid for situations not covered by the CARES Act.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 1 - Nature of Business and Basis of Presentation (continued)
Outstanding portfolio loans deferred due to COVID-19, which decreased by 86.9% percent from $30.5 million at December 31, 2020 to $4.0 million at December 31, 2021, are shown in the table below:

Loan Modifications (1)
(dollars in millions)
	2021			2020
		Deferred Loans		Deferred Loans
Sector	Total Loans Outstanding	Balance	# of Loans Deferred	Balance	# of Loans Deferred
Accommodation & Food Services	$94.5	$2.4	1	$14.7	16
Real Estate and Rental Leasing	560.2	1.3	2	5.5	10
Other Services Including Private Households	173.2	0.3	1	1.1	3
Educational Services	15.1	—	—	—	—
Construction	263.1	—	—	—	—
Professional, Scientific, and Technical Services	43.4	—	—	1.4	3
Arts, Entertainment & Recreation	32.7	—	—	0.7	2
Retail Trade	19.6	—	—	0.3	1
Healthcare & Social Assistance	79.1	—	—	0.9	1
Wholesale Trade	21.6	—	—	—	—
All other (1)	340.2	—	—	5.9	7
Total	$1,642.7	$4.0	4	$30.5	43
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

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
The components of the allowance for loan losses represent an estimation done pursuant to Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” or ASC Topic 310,“Receivables.” Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. The process for determining an appropriate allowance for loan losses is based on a comprehensive, well-documented, and consistently applied analysis of the loan portfolio. The analysis considers significant factors that affect the collectibility of the portfolio and supports the loan losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment.
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
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related property generally over two to seven years. Leasehold improvements are amortized over the estimated term of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is less. The costs of major renewals and improvements are capitalized with the corresponding costs associated with amortization or depreciation included as a component of occupancy and equipment expenses. Expenditures for maintenance, repairs and minor replacements are charged to noninterest expenses as incurred.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 1 - Nature of Business and Basis of Presentation (continued)
Leases
The Company accounts for leases as detailed in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. As provided by ASU 2016-02, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of 12 months or less, and to recognize the lease payments in net income for short-term leases on a straight-line basis over the lease term.
Derivative Financial Instruments
The Company enters into commitments to fund residential mortgage loans (interest rate locks) with the intention of selling them in the secondary market. The Company also enters into forward sales agreements for certain funded loans and loan commitments. Unfunded commitments intended for loans held for sale and forward sales agreements are recorded at fair value with changes in fair value recorded as a component of mortgage banking revenue. Loans originated and intended for sale in the secondary market are carried at fair value. For pipeline loans which are not pre-sold to an investor, the Company manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in mortgage banking revenue.
The Company has determined these derivative financial instruments do not meet the hedging criteria required by FASB ASC 815 and has not designated these derivative financial instruments as hedges. Accordingly, changes in fair value are recognized currently in income.
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
Financial assets that are recorded at fair value on a recurring basis include investment securities available for sale, loans held for sale, and derivative financial instruments. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. See Note 17 - Fair Value.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 1 - Nature of Business and Basis of Presentation (continued)
Bank-owned life insurance
The Company had $35.5 million in bank-owned life insurance at December 31, 2021. The Company recognized income, which is included in other noninterest income, of $506 thousand for the year ended December 31, 2021. The Company had no bank-owned life insurance during the year ended December 31, 2020.
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
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At December 31, 2021 and 2020, there were 1,129 and 504,861 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive.
The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Years Ended December 31,
	2021			2020
(dollars in thousands)	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$39,978	13,798,620	$2.90	$25,823	13,793,256	$1.87
Effect of dilutive securities	—	282,783		—	6,920
Dilutive EPS per common share	$39,978	14,081,403	$2.84	$25,823	13,800,176	$1.87
Comprehensive income
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 1 - Nature of Business and Basis of Presentation (continued)
The Company's only component of other comprehensive income is unrealized gains and losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 are as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020
Unrealized gains (losses) on securities available for sale	$(1,504)	$2,337
Deferred tax benefit (expense)	428	(620)
Total accumulated comprehensive income (loss)	$(1,076)	$1,717
Recently issued accounting pronouncements:
In June 2016, the FASB issued guidance to change the accounting for loan losses and modify the impairment model for certain debt securities. In October 2019, the FASB voted to delay implementation and the new standard is now effective for fiscal years beginning after December 15, 2022, including the interim periods within those fiscal years. The Company expects the provisions of this standard to impact the Company’s consolidated financial statements, in particular, the level of the reserve for loan losses. The Company engaged a consultant to assist with the implementation of this ASU and has completed various milestones so as to ensure the timely implementation of the ASU. The Company plans to begin running parallel models during the first quarter of 2022 so as to refine assumptions, establish policy, complete model validation and identify expected financial statement impact. The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption was permitted, the Company did not elect that option. In addition to its allowance for loan losses, the Company will also record an allowance for credit losses on held-to-maturity debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.
In March 2020, the FASB released ASU 2020-04 - Reference Rate Reform, Topic 848, which provides temporary guidance to ease the potential accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of London Interbank Offered Rate (“LIBOR”) likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company is currently evaluating products and preparing to offer new rates. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 1 - Nature of Business and Basis of Presentation (continued)
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Such modifications include short-term (e.g., six months) modifications that include payment deferrals of (i) principal and interest, (ii) interest only and (iii) principal only, fee waivers, extensions of repayment terms, or other delays in payment that are deemed insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. As of December 31, 2021, the Company had offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue. It is not expected that this interagency guidance will have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.
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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At December 31, 2021 and 2020, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 3 - Investment Securities (continued)
The amortized cost and estimated fair value of investment securities available for sale at December 31, 2021 and 2020 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
December 31, 2021
U.S Treasuries	$132,452	$45	$(1,496)	$131,001
Asset-backed securities	10,093	59	(12)	10,140
Municipal	10,825	43	(394)	10,474
Corporate	5,000	—	(66)	4,934
Mortgage-backed securities	27,589	514	(197)	27,906
	$185,959	$661	$(2,165)	$184,455

December 31, 2020
Asset-backed securities	$10,839	$42	$—	$10,881
Municipal	10,836	108	(17)	10,927
Corporate	5,759	30	(22)	5,767
Mortgage-backed securities	70,016	2,208	(12)	72,212
	$97,450	$2,388	$(51)	$99,787
Proceeds from the sale of securities during the years ended December 31, 2021 and 2020 were $66.5 million and $1.0 million respectively, and resulted in gains of $694.2 thousand and losses of $540.8 thousand for December 31, 2021 and gains of $20 thousand and no losses for the same period in 2020.
Information related to unrealized losses in the investment portfolio as of December 31, 2021 and 2020 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
December 31, 2021
U.S. Treasuries	$110,191	$(1,496)	$—	$—	$110,191	$(1,496)
Asset-backed securities	—	—	2,115	(12)	2,115	(12)
Municipal	5,750	(248)	3,019	(146)	8,769	(394)
Corporate	4,448	(52)	486	(14)	4,934	(66)
Mortgage-backed securities	14,114	(189)	2,124	(8)	16,238	(197)
	$134,503	$(1,985)	$7,744	$(180)	$142,247	$(2,165)

December 31, 2020
Municipal	$3,151	$(17)	$—	$—	$3,151	$(17)
Corporate	1,994	(6)	244	(16)	2,238	(22)
Mortgage-backed securities	2,410	(12)	—	—	2,410	(12)
	$7,555	$(35)	$244	$(16)	$7,799	$(51)
At December 31, 2021, there was one asset-backed security, two municipal securities, one corporate security, and one mortgage-backed security that have been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 3 - Investment Securities (continued)
There were no pledged securities at December 31, 2021. A summary of pledged securities at December 31, 2020 is shown below:

	December 31,
	2020
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (“FHLB”) advances	$1,142	$1,189
	$1,142	$1,189
Contractual maturities of U.S. government-sponsored agencies, asset-backed, municipal, corporate and mortgage-backed securities at December 31, 2021 and 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	For the Years Ended December 31,
	2021		2020
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over one to five years	$58,602	$57,650	$—	$—
Over five to ten years	78,850	78,285	5,500	5,524
Over ten years	10,825	10,474	11,095	11,170
Asset-backed securities(1)	10,093	10,140	10,839	10,881
Mortgage-backed securities(1)	27,589	27,906	70,016	72,212
	$185,959	$184,455	$97,450	$99,787
(1) Mortgage-backed and Asset-backed securities are due in monthly installments.

Note 4 - SBA-PPP Loans
Pursuant to the CARES Act and the Consolidated Appropriations Act, 2021, the SBA-PPP provides forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. SBA-PPP loans have an interest rate of 1%, have 2 and 5 year terms, and carry a 100% guarantee of the SBA. The PPP Extension Act of 2021 extended the program through May 31, 2021.
The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded that the likelihood of loss was remote and therefore no allowance for loan losses was assigned to these loans.
At December 31, 2021, SBA-PPP loans receivable, which totaled $111.5 million, are all rated as pass credits, not past due, nonaccrual, TDR, or otherwise impaired. Earned fees for the years ended December 31, 2021 and 2020 are $5.7 million and $2.8 million, respectively. Unearned net fees associated with the SBA-PPP loans amounted to $3.2 million and $3.9 million at December 31, 2021 and 2020, respectively. There were no outstanding commitments to extend additional SBA-PPP loans at December 31, 2021.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 5 - Portfolio Loans Receivable
Major categories of portfolio loans are as follows:

	December 31,
(in thousands)	2021	2020
Real estate:
Residential	$401,607	$437,860
Commercial	556,339	392,550
Construction	255,147	224,904
Commercial	175,956	157,127
Credit card, net of reserve	141,120	102,186
Other consumer	1,033	1,649
	1,531,202	1,316,276
Deferred origination fees, net	(7,220)	(774)
Allowance for loan losses	(25,181)	(23,434)
Portfolio loans receivable, net	$1,498,801	$1,292,068
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2021, there were approximately $302.5 million of owner-occupied commercial real estate loans, representing approximately 19.8% of the portfolio loan total. Commercial real estate loan terms are generally extended for 10 years or less and typically amortize over 25 years or less. The interest rates on commercial real estate loans have initial fixed rate terms that normally adjust at 5 years and origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are generally diverse in terms and type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 5 - Portfolio Loans Receivable (continued)
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company often transitions the end purchaser to permanent financing or re-underwriting and selling into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, should not exceed 75% for investor-owned and 80% for owner-occupied properties. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are closely monitored as well as the borrower’s trends of sales valuations as compared to underwriting valuations.
The borrowers’ progress in construction buildout is monitored including for adherence to construction milestones and completion timelines.
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
Credit Cards. Through the OpenSky® credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing unsecured card customers who have demonstrated sound credit behaviors. Approximately $126.6 million and $98.5 million of the credit card balances were secured by savings deposits held by the Bank as of December 31, 2021 and 2020, respectively, with $16.7 million and $5.7 million of the credit card balances not secured by savings deposits as of December 31, 2021 and 2020, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans such as term loans, car loans or boat loans are offered.
Acquired loans through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired, the difference between the contractually required payments and expected cash flows was recorded as a nonaccretable discount. The remaining nonaccretable discounts on loans acquired were $285 thousand at December 31, 2021 and 2020. Loans with nonaccretable discounts had a carrying value of $817.8 thousand and $835.7 thousand as of December 31, 2021 and 2020, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 5 - Portfolio Loans Receivable (continued)
The activity in the accretable discounts on loans acquired was as follows:

	December 31,
(in thousands)	2021	2020
Accretable discount at beginning of period	$221	$429
Accretion and payoff of loans	(55)	(208)
Accretable discount at end of period	$166	$221
The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors. The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans as of December 31, 2021 and 2020.

(in thousands)		Provision for Loan Losses				Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
December 31, 2021	Beginning Balance		Charge-Offs	Recoveries	Ending Balance	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$7,153	$(1,541)	$—	$—	$5,612	$—	$5,612	$2,835	$398,772
Commercial	6,786	1,941	(161)	—	8,566	—	8,566	25	556,314
Construction	4,595	103	—	1	4,699	—	4,699	7,803	247,344
Commercial	2,417	253	(39)	6	2,637	218	2,419	676	175,280
Credit card (1)	2,462	2,612	(1,454)	35	3,655	—	3,655	—	141,120
Other consumer	21	(9)	—	—	12	—	12	—	1,033
	$23,434	$3,359	$(1,654)	$42	$25,181	$218	$24,963	$11,339	$1,519,863

December 31, 2020
Real estate:
Residential	$4,135	$3,018	$—	$—	$7,153	$—	$7,153	$4,687	$433,173
Commercial	3,572	3,214	—	—	6,786	—	6,786	2,358	390,192
Construction	2,668	2,216	(296)	7	4,595	—	4,595	1,736	223,168
Commercial	1,548	1,102	(233)	—	2,417	253	2,164	1,182	155,945
Credit card (1)	1,368	1,681	(637)	50	2,462	—	2,462	—	102,186
Other consumer	10	11	—	—	21	—	21	—	1,649
	$13,301	$11,242	$(1,166)	$57	$23,434	$253	$23,181	$9,963	$1,306,313

_______________
(1) Credit cards loans are collectively evaluated by past due status and as such are not individually risk rated.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 5 - Portfolio Loans Receivable (continued)
Past due portfolio loans, segregated by delinquency and class of loans, as of December 31, 2021 and 2020 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More days Past Due	Nonaccrual Loans
(in thousands)
December 31, 2021
Real estate:
Residential	$469	$2,494	$2,963	$398,644	$401,607	$72	$2,835
Commercial	367	25	392	555,947	556,339	—	25
Construction	—	7,803	7,803	247,344	255,147	—	7,803
Commercial	183	593	776	175,180	175,956	—	676
Credit card	19,022	10	19,032	122,088	141,120	10	—
Other consumer	—	—	—	1,033	1,033	—	—
	$20,041	$10,925	$30,966	$1,500,236	$1,531,202	$82	$11,339

December 31, 2020
Real estate:
Residential	$1,029	$3,539	$4,568	$433,292	$437,860	$—	$3,581
Commercial	36	2,583	2,619	389,931	392,550	225	2,358
Construction	1,444	442	1,886	223,018	224,904	—	1,886
Commercial	486	741	1,227	155,900	157,127	—	1,182
Credit card	13,811	6	13,817	88,369	102,186	6	—
Other consumer	—	—	—	1,649	1,649	—	—
	$16,806	$7,311	$24,117	$1,292,159	$1,316,276	$231	$9,007
Impaired loans also include acquired loans for which management has recorded a nonaccretable discount. Impaired loans as of December 31, 2021 and 2020 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
(in thousands)
December 31, 2021
Real estate
Residential	$3,022	$2,835	$—	$2,835	$—	$4,578	$345
Commercial	90	25	—	25	—	90	82
Construction	7,885	7,803	—	7,803	—	9,746	209
Commercial	832	340	336	676	218	1,056	282
	$11,829	$11,003	$336	$11,339	$218	$15,470	$918

December 31, 2020
Real estate
Residential	$3,960	$3,726	$—	$3,726	$—	$3,982	$136
Commercial	2,490	2,358	—	2,358	—	2,519	46
Construction	1,996	1,886	—	1,886	—	1,809	15
Commercial	1,344	791	391	1,182	253	1,826	58
	$9,790	$8,761	$391	$9,152	$253	$10,136	$255

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 5 - Portfolio Loans Receivable (continued)
There were $6 thousand and $175 thousand, respectively, of loans secured by one to four family residential properties in the process of foreclosure as of December 31, 2021 and 2020.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 5 - Portfolio Loans Receivable (continued)
The following table presents the balances of classified loans based on the risk grade. The Company grades all credit cards loans as Pass. Classified loans include Special Mention, Substandard, and Doubtful loans:

(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Real estate:
Residential	$394,488	$2,540	$4,579	$—	$401,607
Commercial	548,244	8,070	25	—	556,339
Construction	243,848	3,496	7,803	—	255,147
Commercial	164,066	10,417	1,473	—	175,956
Credit card	141,120	—	—	—	141,120
Other consumer	1,033	—	—	—	1,033
Total	$1,492,799	$24,523	$13,880	$—	$1,531,202

December 31, 2020
Real estate:
Residential	$428,260	$5,150	$4,450	$—	$437,860
Commercial	383,311	6,881	2,358	—	392,550
Construction	220,057	1,112	3,735	—	224,904
Commercial	145,365	9,766	1,996	—	157,127
Credit card	102,186	—	—	—	102,186
Other consumer	1,649	—	—	—	1,649
Total	$1,280,828	$22,909	$12,539	$—	$1,316,276
________________________
(1) Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch, in addition to credit card loans which are not individually graded.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

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

	Number of Contracts	Recorded Investment
(dollars in thousands)		Performing	Nonperforming	Total
December 31, 2021
Real estate:
Residential	4	$—	$450	$450
Commercial	1	—	83	83
Total	5	$—	$533	$533

December 31, 2020
Real estate:
Residential	3	$—	$145	$145
Commercial	2	—	294	294
Total	5	$—	$439	$439
During the year ended December 31, 2021, the Company did restructure one residential portfolio loan for $319 thousand in which the borrower was granted a rate reduction and payment recast. There were no material financial effects as a direct result of this modification There was one commercial TDR that was paid off during the twelve months ended December 31, 2021 for $200 thousand. The Company had no defaulted TDR loans in the twelve months ended December 31, 2021. During the year ended December 31, 2020, the Company did not incur any new TDR loans. The Company had no defaulted TDR loans in the twelve months ended December 31, 2020.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 5 - Portfolio Loans Receivable (continued)
Outstanding loan commitments were as follows:

	December 31,
(in thousands)	2021	2020
Unused lines of credit
Commercial	$15,747	$15,973
Commercial real estate	37,640	32,398
Residential real estate	17,225	20,848
Home equity	118,518	118,843
Commercial and industrial	45,135	50,877
Credit card(1)	123,874	92,452
Personal	2,247	185
	$360,386	$331,576

Commitments to originate residential loans held for sale	$1,385	$11,444

Letters of credit	$5,105	$5,102
_______________
(1) Outstanding loan commitments in the credit card portfolio include $98.2 million and $89.5 million in secured balances as of December 31, 2021 and 2020, respectively.
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
As of December 31, 2021 and 2020, respectively, the Company had an allowance for off-balance-sheet credit risk of $1.7 million and $1.8 million, recorded in other liabilities on the consolidated balance sheet.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 5 - Portfolio Loans Receivable (continued)
The Company maintains a reserve for off-balance sheet items such as unfunded lines of credit. Activity for this account is as follows:

(in thousands)	2021	2020
Balance at beginning of period	$1,776	$1,226
Provision expense (release)	(40)	550
Add: Recoveries	—	—
Less: Charge-offs	—	—
Balance at end of period	$1,736	$1,776
The Company makes representations and warranties that loans sold to investors meet their program's guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program non-compliance, early payment default, and fraud or borrower misrepresentations.
The Company maintains a reserve for potential losses on mortgage loans sold. Activity in this reserve is as follows for the periods presented:

(in thousands)	2021	2020
Balance at beginning of period	$1,160	$576
Add: Provision	4	598
Add: Recoveries	—	—
Less: Charge-offs	—	(14)
Balance at end of period	$1,164	$1,160

Note 6 - Premises and Equipment
Premises and equipment and the related depreciation and amortization consist of the following:

(in thousands)	2021	2020
Leasehold improvements	$1,718	$1,694
Furniture and equipment	4,657	4,651
Vehicle	54	54
Software	2,518	2,518
Construction in progress	—	6
	8,947	8,923
Less: Accumulated depreciation and amortization	8,131	7,570
Premises and equipment	816	1,353
Net lease asset	2,466	3,111
Premises and equipment, net	$3,282	$4,464

Depreciation and amortization expense	$561	$844

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 7 - Leases
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. As of December 31, 2021, the Company had leased four of its full service branches and five other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been been designated as operating leases. The Company does not have leases designated as finance leases.
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
As of December 31, 2021, the Company’s lease ROU assets and related lease liabilities were $2.5 million and $2.7 million, respectively, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of December 31, 2021, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	2021	2020
Lease Right-of-Use Asset
Lease asset	$5,364	$5,399
Less: Accumulated amortization	(2,898)	(2,288)
Net lease asset	$2,466	$3,111

Lease Liability
Lease liability	$5,535	$5,577
Less: Accumulated amortization	(2,800)	(2,137)
Net lease liability	$2,735	$3,440

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 7 - Leases (continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows at December 31, 2021:

(in thousands)	2021
Amounts due in:
2022	$1,099
2023	920
2024	576
2025	116
2026	109
Total future lease payments	2,820
Discount of cash flows	(85)
Present value of net future lease payments	$2,735
Operating lease and rent expense were $1.2 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.
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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

(in thousands)	December 31, 2021	December 31, 2020
Notional amount of open forward sales agreements	$22,500	$38,000
Fair value of open forward delivery sales agreements	(16)	(179)
Notional amount of open mandatory delivery commitments	2,971	15,531
Fair value of open mandatory delivery commitments	90	148
Notional amount of interest rate lock commitments	18,053	34,827
Fair value of interest rate lock commitments	34	179

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 9 - Interest-Bearing Deposits
Major categories of interest bearing deposits are as follows:

(in thousands)	2021	2020
Interest-bearing demand accounts	$330,924	$257,126
Money market accounts	493,919	447,077
Savings	6,994	4,800
Certificates of deposit of $250,000 or more	108,827	134,752
Other time deposits	68,823	199,814
Total interest-bearing deposits	$1,009,487	$1,043,569
The Company did not have any brokered deposits at December 31, 2021 compared to $45.1 million at December 31, 2020. The aggregate amount of Certificate of Deposit Account Registry Service (“CDARS”) deposits was $8.6 million and $10.7 million at December 31, 2021 and 2020, respectively.
Certificates of deposit, as of December 31, 2021, mature as follows:

(in thousands)
2022	$167,322
2023	7,830
2024	960
2025	824
2026, and thereafter	714
$177,650

Note 10 - Borrowed Funds
As of December 31, 2021 and 2020, the Company was indebted as follows:

	2021		2020
(dollars in thousands)	Balance	Interest	Balance	Interest
FHLB fixed rate advance due October 16, 2025	$22,000	0.93%	$22,000	0.93%

Junior subordinated debentures due June 15, 2036	$2,062	2.07%	$2,062	2.09%
Other subordinated notes due November 30, 2030	10,000	5.00	10,000	5.00
FRB advances under the SBA-PPP Liquidity Facility	—	—	1,954	—
Total - Other borrowed funds	$12,062		$14,016
The FHLB fixed rate advance accrues interest on a daily basis and is paid semi-annually.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 10 - Borrowed Funds (continued)
The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures for the Trust will mature on June 15, 2036, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated June 15, 2006) of the Company. The Floating Rate Debentures for the Trust accrue interest at a floating rate equal to the three-month LIBOR plus 1.89%, payable quarterly. As of December 31, 2021 and 2020, the rate for the Trust was 2.07% and 2.09%, respectively. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.
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
Other subordinated notes
On November 30, 2020, the Company issued $10.0 million of subordinated notes. The notes mature on November 30, 2030 and are redeemable in whole or part on November 30, 2025. The notes bear interest at a fixed annual rate of 5.00% for the first five years, then adjust quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the three-month SOFR, plus 490 basis points. There were related debt issuance costs incurred totaling $50,000 which were fully expensed at the time of issuance. The Company used the proceeds from the offering to redeem the outstanding $13.5 million, 6.95% fixed-to-floating rate subordinated notes issued in November 2015 and called on December 1, 2020.
Available lines of credit
The Company has available lines of credit of $76.0 million with other correspondent banks. There were no outstanding line of credit balances at December 31, 2021 and December 31, 2020.
The Company may borrow up to 25% of its assets from the FHLB, based on collateral available to pledge to secure the borrowings. Borrowings from the FHLB are secured by a portion of the Company’s loan and/or investment portfolio. As of December 31, 2021 and 2020, the Company had pledged loans providing borrowing capacity of $205.3 million and $222.0 million, respectively. As of December 31, 2021, the Company did not have any pledged investment securities to the FHLB while at December 31, 2020, the Company had pledged investment securities with a fair value of $1.2 million. As of December 31, 2021 and 2020, the Company had available borrowing capacity, net of advances and amounts pledged for letters of credit, from the FHLB of $183.3 million and $201.2 million, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 10 - Borrowed Funds (continued)
As of December 31, 2021 and 2020, the Company had pledged commercial loans to the Federal Reserve Bank of Richmond to secure a borrowing capacity totaling $15.9 million and $15.6 million, respectively, under its discount window program. In addition, the Company had the ability to borrow from the SBA-PPP Liquidity Facility by pledging SBA-PPP loans during 2020 and up through July 30, 2021 after which no new extensions of credit would be made under the facility .
The Company limits its certificate of deposit funding through financial networks to 15% of the Bank’s assets, or approximately $302.1 million and $277.1 million as of December 31, 2021 and 2020, respectively. No amount was outstanding as of December 31, 2021 and $45.1 million was outstanding as of December 31, 2020.
Note 11 - Retirement Plans
The Company provides a defined contribution plan qualifying under Section 401(k) of the Internal Revenue Code to eligible employees. The Company contributes 3% of eligible compensation on behalf of all full‑time employees up to limits prescribed by the Internal Revenue Code. The Company’s contribution to the plan was $398 thousand in 2021 and $879 thousand in 2020.
The Bank adopted a Long-Term Incentive Plan (“LTIP”) for executive management members in 2021. The LTIP is in the form of a nonqualified deferred compensation plan and complies with IRC Section 409A as well as related guidance and regulations. The LTIP was introduced in order to align long-term interests of the Bank with the Bank’s key executive management members. Under the LTIP, the CEO is eligible to earn an annual contribution of 20 percent of salary for achieving targeted performance levels while other executive management members are eligible to earn an annual contribution of 15 percent of salary for achieving targeted performance levels. The Compensation Committee may award more for overachievement of the targets, and all targets are set for participants at the beginning of a fiscal year. All participants are subject to the following vesting schedule for any earnings (or losses) on the investment of the contribution: 100 percent vesting following completion of either (i) ten years of service by the applicable executive from the later of the effective date of the LTIP or the executive’s hire date or (ii) ten years of continuous, full-time employment with the Bank by the applicable executive (to include continuous employment prior to the effective date of the LTIP) and retirement, which is defined in the LTIP as the later of a participant’s separation from service or the executive attaining 67 years of age. Any executive not fulfilling either vesting requirement will forfeit any employer contributions.
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
Activity in related-party loans during 2021 and 2020 is shown below:

(in thousands)	2021	2020
Balance at beginning of year	$19,275	$22,112
Add: New loans	15,717	99
Less: Amounts collected	(2,468)	(2,936)
Balance at end of year	$32,524	$19,275

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 12 - Related-Party Transactions (continued)
Deposits from officers and directors and their related interests were $113.8 million at December 31, 2021, and $148.4 million at December 31, 2020.
A director of the Company owns an interest in an entity from which the Company leases space for one of its Rockville, Maryland locations. Payments made in accordance with the lease were $79.0 thousand and $76.3 thousand in 2021 and 2020, respectively.
Company directors, or their related interests, held $2.5 million of the subordinated notes outstanding as of December 31, 2021. These notes hold a fixed rate of interest until November 30, 2025, after which it converts to variable rate.
Company directors, or their related interests, did not hold any participation loans from the Bank as of December 31, 2021 or December 31, 2020. Company and Bank directors, or their related interests, held no participation loans from Church Street Capital as of December 31, 2021, and $120.9 thousand of participation loans from Church Street Capital as of December 31, 2020.
Note 13 - Income Taxes
The components of income tax expense were as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020
Current:
Federal	$12,990	$9,489
State	2,835	2,995
Total current expense	15,825	12,484
Deferred tax benefit	(1,927)	(3,170)
Total income tax expense	$13,898	$9,314
The components of the net deferred tax asset at December 31, 2021 and 2020 were:

(in thousands)	2021	2020
Deferred tax assets:
Allowance for loan and credit losses	$6,674	$6,666
Reserve for recourse on mortgage loans sold	364	308
Deferred loan fees - PPP	1,076	—
Stock-based compensation	320	276
Long-term incentive program	507	302
Unrealized loss on investment securities available for sale	428	—
Net operating loss carryforward	67	123
Other	532	144
	9,968	7,819
Deferred tax liabilities:
Unrealized gains on investment securities available for sale	—	620
Accumulated depreciation	107	190
Other	1	68
	108	878
Net deferred tax asset before valuation allowance	9,860	6,941
Less: Valuation allowance	67	123
Net deferred tax asset	$9,793	$6,818

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 13 - Income Taxes (continued)
The differences between the federal income tax rate and the effective tax rate for the Company are reconciled as follows:

	2021	2020
Statutory federal income tax rate	21.00%	21.00%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	3.97	5.40
Nondeductible expenses	0.44	0.49
Tax exempt income	(0.20)	(0.01)
Other	0.59	(0.37)
Effective Tax Rate	25.80%	26.51%
Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the net deferred tax assets to net realizable value. As of December 31, 2021, management has determined that it is more likely than not that the majority of the deferred tax asset from continuing operations will be realized. At December 31, 2021 and 2020, a valuation allowance of $67 thousand and $123 thousand was recognized, respectively, for a State of Maryland net operating loss carryforward that may not be realizable.
The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2017.
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
Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2021 and 2020, the capital levels of the Company and the Bank exceeded all applicable capital adequacy requirements.
As of December 31, 2021 the most recent notification from the OCC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.
The following table presents actual and required capital ratios as of December 31, 2021 and 2020 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 and 2020 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 14 - Capital Standards (continued)
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

Regulatory Capital
	Actual		Minimum Capital Adequacy		To Be Well Capitalized		Full Phase In of Basel III
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
The Company
Tier 1 leverage ratio (to average assets)	$201,040	9.73%	$82,683	4.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	201,040	14.43%	83,596	6.00%	N/A	N/A	118,428	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	198,978	14.28%	$62,697	4.50%	N/A	N/A	97,529	7.00%
Total capital ratio (to risk-weighted assets)	228,574	16.41%	$111,462	8.00%	N/A	N/A	146,294	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$169,384	8.36%	$81,070	4.00%	$101,338	5.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	169,384	12.53%	81,097	6.00%	108,130	8.00%	114,888	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	169,384	12.53%	60,823	4.50%	87,856	6.50%	94,614	7.00%
Total capital ratio (to risk-weighted assets)	186,397	13.79%	108,130	8.00%	135,162	10.00%	141,921	10.50%

December 31, 2020
The Company
Tier 1 leverage ratio (to average assets)	$159,656	8.78%	$72,770	4.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	159,656	13.10%	73,100	6.00%	N/A	N/A	103,559	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	157,594	12.94%	54,825	4.50%	N/A	N/A	85,284	7.00%
Total capital ratio (to risk-weighted assets)	185,008	15.19%	97,467	8.00%	N/A	N/A	127,926	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$135,527	7.44%	$72,770	4.00%	$90,962	5.00%	N/A	5.00%
Tier 1 capital (to risk-weighted assets)	135,527	12.06%	71,731	6.00%	95,642	8.00%	101,645	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	135,527	12.06%	53,798	4.50%	77,709	6.50%	83,708	6.50%
Total capital ratio (to risk-weighted assets)	150,593	13.40%	95,642	8.00%	119,552	10.00%	125,562	10.00%

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

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
The expense recognition of employee stock option and restricted stock awards resulted in net expense of approximately $1.4 million and $1.0 million during the years ended December 31, 2021 and 2020, respectively.
Stock options:
The Company currently has two incentive compensation plans with outstanding stock options, the 2002 Stock Option Plan and the 2017 Stock and Incentive Compensation Plan (“the Plan”). Only the Plan, which authorizes the use of stock options, stock appreciation rights, restricted stock and/or restricted stock, is available to grant options and shares to employees and directors. At inception the Plan allowed for up to 1,120,000 shares of common stock to be issued. In 2021, an additional 900,000 shares were authorized for a total of 2,020,000. As of December 31, 2021, there are 883,381 shares available for future grant. Shares of common stock related to any unexercised or unvested award granted under the Plan that terminate or expire, or are subsequently forfeited or cancelled for any reason, become available for re-grant under the Plan. Option prices are equal to or greater than the estimated fair value of the common stock at the date of grant. Options outstanding vest over a four-year period, whereby 25% of the options become exercisable on each anniversary of the grant date.
Information with respect to options outstanding during the years ended December 31, 2021 and 2020 is as follows:

	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,169,413	$12.21	1,308,047	$11.00
Add: Granted	170,244	24.51	205,100	13.95
Less: Exercised	(186,461)	9.61	(142,901)	7.72
Less: Retired on exercise	(54,192)	9.41	(137,334)	7.90
Less: Expired/cancelled/forfeited	(38,981)	7.43	(63,499)	11.60
Outstanding at end of year	1,060,023	$14.77	1,169,413	$12.21
Exercisable at end of year	551,804	$12.55	567,593	$11.13
The weighted average fair value of options granted during the years ended December 31, 2021 and 2020, was $12.56 and $7.37, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 15 - Stock-Based Compensation (continued)
A summary of information about stock options outstanding is as follows:

	Exercise Price Range	Weighted Average Exercise Price	Average Remaining Life (years)	Outstanding Shares	Exercisable Shares
December 31, 2021
	$10.70 - 14.63	$12.89	2.45	892,529	546,804
	14.64 - 18.56	14.96	3.14	22,750	5,000
	18.57 - 22.49	21.86	4.71	2,500	—
	22.50 - 26.41	26.41	5.00	142,244	—
Total outstanding options		$14.77	2.80	1,060,023	551,804
Intrinsic value on December 31, 2021				$12,143,007	$7,529,711

December 31, 2020
	$8.50 - 12.38	$11.03	2.25	740,513	508,379
	12.39 - 14.38	13.86	4.89	189,100	3,500
	14.39 - 14.89	14.57	4.00	239,800	55,714
Total outstanding options		$12.21	3.00	1,169,413	567,593
Intrinsic value on December 31, 2020				$2,164,598	$1,620,892
The aggregate intrinsic value as presented in the preceding tables is the difference between the estimated fair value of the stock as of December 31, 2021 and 2020, and the exercise price of the option multiplied by the number of options outstanding. Stock options with exercise prices greater than the estimated fair value of the stock are not included in this calculation.
Total unrecognized compensation expense related to stock options to be recognized over the next five years was $2.9 million and $2.2 million at December 31, 2021 and 2020, respectively.
The intrinsic value of stock options exercised was $4.0 million and $887.7 thousand during the years ended December 31, 2021 and 2020, respectively.
The weighted average fair value of options granted during 2021 and 2020 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Dividend yield	0.80%	0.00%
Risk free interest rate	0.25%	0.43%
Expected volatility	60.97%	64.46%
Expected life in years	5	5
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 15 - Stock-Based Compensation (continued)
All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. All restricted shares will fully vest in the event of change in control of the Company.
Nonvested restricted stock for the years ended December 31, 2021 and 2020 is summarized in the following table.

	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	30,713	$13.46	19,500	$12.38
Add: Granted	29,405	14.88	16,713	14.36
Less: Vested	(11,071)	13.38	(5,500)	12.38
Less: Forfeited	—	—	—	—
Nonvested at end of year	49,047	$14.33	30,713	$13.46
The vesting schedule of restricted shares as of December 31, 2021 is as follows:

Year	Shares
2022	20,874
2023	18,374
2024	9,799
49,047
There was $189 thousand and $121 thousand of total unrecognized compensation expense related to nonvested restricted stock at December 31, 2021 and 2020, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 16 - Parent Company Financial Information
The balance sheets as of December 31, 2021 and 2020 and statements of income and cash flows for the years then ended, for Capital Bancorp, Inc. (Parent only) are presented below.

Parent Company Only Balance Sheets

(in thousands)	2021	2020
Assets
Cash and cash equivalents	$630	$2,777
Investment in Bank	168,308	137,244
Investment in Church Street Capital	4,607	4,161
Investment in Trust	62	62
Loans receivable, net of allowance for loan losses of $328 and $258 at December 31, 2021 and 2020, respectively	36,198	26,999
Accrued interest receivable	217	300
Deferred income taxes	100	86
Other assets	14	—
Total assets	$210,136	$171,629

Liabilities and Stockholders’ Equity
Borrowed funds	$12,062	$12,062
Accrued interest payable	44	43
Other liabilities	127	213
Total liabilities	12,233	12,318
Stockholders’ equity
Common stock	140	138
Additional paid-in capital	54,306	50,602
Retained earnings	144,533	106,854
Accumulated other comprehensive income (loss)	(1,076)	1,717
Total stockholders’ equity	197,903	159,311
Total liabilities and stockholders’ equity	$210,136	$171,629

Parent Company Only Statements of Income

(in thousands)	2021	2020
Interest and dividend income	$1,663	$1,662
Dividend from Bank	6,500	5,500
Total interest and dividend revenue	8,163	7,162
Interest expense	542	1,095
Net interest income	7,621	6,067
Provision for loan losses	70	—
Net interest income after provision for loan losses	7,551	6,067
Noninterest income	2	3
Noninterest expenses	393	334
Income before income taxes	7,160	5,736
Income tax expense	138	50
Income before undistributed net income of subsidiaries	7,022	5,686
Undistributed net income of subsidiaries	32,956	20,137
Net income	$39,978	$25,823

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 16 - Parent Company Financial Information (continued)

Parent Company Only Statements of Cash Flows
(in thousands)	2021	2020
Cash flows from operating activities
Net Income	$39,978	$25,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	70	—
Undistributed net income of subsidiaries	(32,956)	(20,137)
Decrease in receivable from Bank	—	16
Stock-based compensation expense	1,347	983
Director and employee compensation paid in Company stock	519	268
Deferred income tax benefit	(14)	(21)
Amortization of debt issuance costs	—	139
Changes in assets and liabilities:
Accrued interest receivable	83	(202)
Prepaid income taxes	—	9
Other assets	(14)	—
Accrued interest payable	1	(39)
Other liabilities	(130)	(17)
Net cash provided by operating activities	8,884	6,822

Cash flows from investing activities
Net increase in loans receivable	(9,269)	1,045
Capital contributions to subsidiaries	(1,347)	(1,183)
Net cash provided by investing activities	(10,616)	(138)

Cash flows from financing activities
Repayment of debt	—	(3,500)
Dividends paid	(1,382)	—
Repurchase of common stock	—	(3,720)
Proceeds from exercise of stock options	967	922
Net cash provided used in financing activities	(415)	(6,298)

Net increase (decrease) in cash and cash equivalents	(2,147)	386

Cash and cash equivalents, beginning of year	2,777	2,391

Cash and cash equivalents, end of year	$630	$2,777

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 17 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 as follows:

(in thousands)	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2021
Investment securities available for sale
U.S Treasuries	$131,001	$—	$131,001	$—
Asset-backed securities	10,140	—	10,140	—
Municipal	10,474	—	10,474	—
Corporate	4,934	—	4,934	—
Mortgage-backed securities	27,906	—	27,906	—
	$184,455	$—	$184,455	$—
Loans held for sale	$15,989	$—	$15,989	$—
Derivative assets	$124	$—	$124	$—
Derivative liabilities	$16	$—	$16	$—

December 31, 2020
Investment securities available for sale
Asset-backed securities	$10,881	$—	$10,881	$—
Municipal	10,927	—	10,927	—
Corporate	5,767	—	5,767	—
Mortgage-backed securities	72,212	—	72,212	—
	$99,787	$—	$99,787	$—
Loans held for sale	$107,154	$—	$107,154	$—
Derivative assets	$327	$—	$327	$—
Derivative liabilities	$179	$—	$179	$—

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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	December 31, 2021	December 31, 2020
Aggregate fair value	$15,989	$107,154
Contractual principal	14,504	99,362
Difference	$1,485	$7,792
The Company elects to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 17 - Fair Value (continued)
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2021 and December 31, 2020, the fair values consist of loan balances of $11.3 million and $9.2 million, with valuation allowances of $218 thousand and $253 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)
	2021	2020
Impaired loans
Level 1 Inputs	$—	$—
Level 2 Inputs	—	—
Level 3 Inputs	11,121	8,899
Total	$11,121	$8,899

Foreclosed real estate
Level 1 Inputs	$—	$—
Level 2 Inputs	—	—
Level 3 Inputs	86	3,326
Total	$86	$3,326
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2021 and 2020:

Inputs
	Valuation Technique	Unobservable Inputs	General Range of Inputs

Impaired Loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 25%
Foreclosed Real Estate	Appraised Value/Comparable Sales	Discounts to appraisals for estimated holding and/or selling costs	0 - 25%
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

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
As of December 31, 2021, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2020, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 17 - Fair Value (continued)
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments (in thousands).

Fair Value of Financial Assets and Liabilities
	December 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$42,914	$42,914	$18,456	$18,456
Interest bearing deposits at other financial institutions	136,824	136,824	126,081	126,081
Federal funds sold	3,657	3,657	2,373	2,373
Restricted investments	3,743	3,743	3,958	3,958
Level 3
Loans receivable, net	$1,607,086	$1,598,228	$1,493,086	$1,499,073

Financial liabilities
Level 1
Noninterest-bearing deposits	$787,650	$787,650	$608,559	$608,559
Level 3
Interest-bearing deposits	$1,009,487	$1,011,121	$1,043,569	$1,048,728
FHLB advances and other borrowed funds	34,062	34,263	36,016	37,067

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 18 - Segments
The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), and OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at December 31, 2021 and 2020.

Segments
(in thousands)
December 31, 2021	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$69,433	$1,217	$50,422	$2,307	$(136)	$123,243
Interest expense	5,142	874	—	670	(136)	6,550
Net interest income	64,291	343	50,422	1,637	—	116,693
Provision for loan losses	433	—	2,856	70	—	3,359
Noninterest income	1,759	20,911	27,884	82	—	50,636
Noninterest expense(1)	44,729	12,713	52,231	421	—	110,094
Net income before taxes	$20,888	$8,541	$23,219	$1,228	$—	$53,876

Total assets	$1,859,201	$16,698	$138,232	$217,993	$(176,824)	$2,055,300

December 31, 2020
Interest income	$66,373	$2,611	$25,907	$2,481	$(121)	$97,251
Interest expense	10,396	1,691	—	1,216	(121)	13,182
Net interest income	55,977	920	25,907	1,265	—	84,069
Provision for loan losses	9,461	—	1,681	100	—	11,242
Noninterest income	822	43,250	16,966	23	—	61,061
Noninterest expense(1)	35,790	27,530	35,013	418	—	98,751
Net income before taxes	$11,548	$16,640	$6,179	$770	$—	$35,137

Total assets	$1,624,280	$107,507	$113,244	$178,569	$(147,006)	$1,876,593

_______________
(1)Noninterest expense includes $36.1 million and $24.5 million in data processing expenses in OpenSky’s® segment for the years ended December 31, 2021 and 2020, respectively.
(2)The Corporate segment invests idle cash in revenue producing assets including interest bearing cash accounts, loan participations and other appropriate investments for the Company.
Note 19 - Litigation
The Company is involved in legal proceedings occurring in the ordinary course of business. The aggregate effect of these, in management’s opinion, would not be material to the results of operations or financial condition of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report by Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting (as such term is defined in Rules 13A-15(f) and 15d-15(f) under the Exchange Act). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2021 This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2021 to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During February 2022, additional information technology general controls (“ITGCs”) were put into place or enhanced to improve the design and operational effectiveness of the Company’s ITGCs. These include process controls around user access management, a new patch management program standard, and a revised enterprise change management program. IT Governance enhancements include a new IT Governance Committee Chair and enhanced monthly IT Operations reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021. Such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1), (2) and (c) The following financial statements are incorporated by reference from Item 8 hereof:
    Report of Independent Registered Public Accounting Firm. PCAOB ID (149)
    Consolidated Balance Sheets as of December 31, 2021 and 2020.
    Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020.
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020.
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

10.7	Form of 2017 Stock and Incentive Plan Incentive Stock Option Award Agreement for Executive Officers
10.8	Form of 2017 Stock and Incentive Compensation Plan Restricted Stock Unit Award Agreement for Executive Officers
10.9
Employment Agreement, effective January 1, 2019, by and among Capital Bancorp, Inc., Capital Bank, N.A. and Edward F. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2019)

10.10
Amendment to Employment Agreement, effective as of June 15, 2021, by and among Capital Bancorp, Inc., Capital Bank, N.A. and Edward F. Barry (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on June 11, 2021)

10.11	Employment Agreement dated January 1, 2022 between Capital Bank, N.A. and Scot R. Browning (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on January 6. 2022)
10.12
Employment Contract, dated April 30, 2018, by and among Capital Bank, N.A. and Karl F. Dicker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 11, 2020)

21.0	Subsidiaries of Capital Bancorp, Inc. (reference is made to “Item 1. Business” for the required information)
23.1	Consent of Elliott Davis, PLLC
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Annual Report on Form 10-K of Capital Bancorp, Inc. for the year ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Dated: March 15, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Edward F. Barry	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
Edward F. Barry

By:	/s/ Alan W. Jackson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Alan W. Jackson

By:	/s/ Jerome R. Bailey	Director	March 15, 2022
Jerome R. Bailey

By:	/s/ Joshua Bernstein	Director	March 15, 2022
Joshua Bernstein

By:	/s/ C. Scott Brannan	Director	March 15, 2022
C. Scott Brannan

By:	/s/ Scot. R. Browning	Director	March 15, 2022
Scot R. Browning

By:	/s/ Joseph Greene	Director	March 15, 2022
Joseph Greene

By:	/s/ Randall. J. Levitt	Director	March 15, 2022
Randall J. Levitt

By:	/s/ Deborah Ratner Salzberg	Director	March 15, 2022
Deborah Ratner Salzberg

By:	/s/ Steven J. Schwartz	Chairman of the Board of Directors	March 15, 2022
Steven J. Schwartz

By:	/s/ James F. Whalen	Director	March 15, 2022
James F. Whalen