Form 10-Q
period 2022-03-31
Capital Bancorp Inc
filed 2022-05-10
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2022         OR
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
As of May 5, 2022, the Company had 14,006,924 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	March 31, 2022 (unaudited)	December 31, 2021 (audited)
Assets
Cash and due from banks	$14,955	$42,914
Interest bearing deposits at other financial institutions	298,501	136,824
Federal funds sold	330	3,657
Total cash and cash equivalents	313,786	183,395
Investment securities available for sale	172,712	184,455
Marketable equity securities	245	245
Restricted investments	3,602	3,498
Loans held for sale	17,036	15,989
Small Business Administration Payroll Protection Program loans receivable, net of fees and costs	51,085	108,285
Portfolio loans receivable, net of deferred fees and costs	1,526,256	1,523,982
Less allowance for loan losses	(25,252)	(25,181)
Total portfolio loans held for investment, net	1,501,004	1,498,801
Premises and equipment, net	2,977	3,282
Accrued interest receivable	7,512	7,901
Deferred tax asset	12,366	9,793
Foreclosed real estate	—	86
Bank owned life insurance	35,758	35,506
Other assets	4,370	4,064
Total assets	$2,122,453	$2,055,300

Liabilities
Deposits
Noninterest-bearing	$825,174	$787,650
Interest-bearing	1,037,548	1,009,487
Total deposits	1,862,722	1,797,137
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	12,062
Accrued interest payable	480	473
Other liabilities	23,697	25,725
Total liabilities	1,920,961	1,857,397

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 14,000,520 and 13,962,334 issued and outstanding	140	140
Additional paid-in capital	55,226	54,306
Retained earnings	153,949	144,533
Accumulated other comprehensive loss	(7,823)	(1,076)
Total stockholders' equity	201,492	197,903
Total liabilities and stockholders' equity	$2,122,453	$2,055,300

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands except per share data)	2022	2021
Interest income
Loans, including fees	$33,889	$26,068
Investment securities available for sale	370	478
Federal funds sold and other	143	92
Total interest income	34,402	26,638

Interest expense
Deposits	884	2,006
Borrowed funds	187	188
Total interest expense	1,071	2,194

Net interest income	33,331	24,444
Provision for loan losses	952	503
Net interest income after provision for loan losses	32,379	23,941

Noninterest income
Service charges on deposits	163	148
Credit card fees	5,924	5,940
Mortgage banking revenue	1,790	7,743
Other fees and charges	411	120
Total noninterest income	8,288	13,951

Noninterest expenses
Salaries and employee benefits	10,310	8,568
Occupancy and equipment	1,026	1,129
Professional fees	2,321	1,624
Data processing	8,276	9,311
Advertising	1,639	833
Loan processing	392	1,052
Other operating	3,138	3,250
Total noninterest expenses	27,102	25,767
Income before income taxes	13,565	12,125
Income tax expense	3,354	3,143
Net income	$10,211	$8,982

Basic earnings per share	$0.73	$0.65
Diluted earnings per share	$0.71	$0.65

Weighted average common shares outstanding:
Basic	13,988,549	13,757,006
Diluted	14,338,601	13,899,201

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$10,211	$8,982

Other comprehensive loss:
Unrealized loss on investment securities available for sale	(9,288)	(2,298)
Income tax benefit relating to the items above	2,541	599
Other comprehensive loss	(6,747)	(1,699)
Comprehensive income	$3,464	$7,283

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount

Balance, December 31, 2020	13,753,529	$138	$50,602	$106,854	$1,717	$159,311
Net income	—	—	—	8,982	—	8,982
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(1,699)	(1,699)
Stock options exercised, net of repurchased shares	1,795	—	21	(31)	—	(10)
Shares issued as compensation	3,894	—	86	—	—	86
Stock-based compensation	—	—	333	—	—	333
Balance, March 31, 2021	13,759,218	$138	$51,042	$115,805	$18	$167,003

Balance, December 31, 2021	13,962,334	$140	$54,306	$144,533	$(1,076)	$197,903
Net income	—	—	—	10,211	—	10,211
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(6,747)	(6,747)
Stock options exercised, net of repurchased shares	27,028	—	339	(95)	—	244
Shares issued as compensation	11,158	—	164	—	—	164
Stock-based compensation	—	—	417	—	—	417
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, March 31, 2022	14,000,520	$140	$55,226	$153,949	$(7,823)	$201,492

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities
Net income	$10,211	$8,982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	952	503
Provision for mortgage put-back reserve, net	—	124
Provision for (reversal of) off balance sheet credit commitments	(150)	47
Amortization on investments, net	332	96
Depreciation and amortization	394	460
Increase in cash surrender value of bank-owned life insurance policies	(252)	—
Stock-based compensation expense	417	333
Employee compensation paid in Company stock	164	—
Deferred income tax (benefit) expense	(32)	245
Valuation allowance on derivatives	60	87
Gain on sale of foreclosed real estate	(20)	—
Decrease in valuation of loans held for sale carried at fair value	(1,790)	(7,743)
Proceeds from sales of loans held for sale	111,830	407,855
Originations of loans held for sale	(111,087)	(353,774)
Changes in assets and liabilities:
Decrease in accrued interest receivable	389	30
Increase in other assets	(231)	(669)
Decrease in accrued interest payable	7	76
Increase in other liabilities	(2,013)	(2,029)
Net cash provided by operating activities	9,181	54,623

Investing activities
Purchases of securities available for sale	—	(35,487)
Proceeds from maturities, calls and principal paydowns of securities available for sale	2,123	4,599
(Purchases) sales of restricted investments	(104)	235
Decrease (increase) in SBA-PPP loans receivable, net	57,200	(64,694)
(Increase) decrease in portfolio loans receivable, net	(3,155)	2,773
Purchases of premises and equipment, net	(89)	—
Proceeds from sales of foreclosed real estate	106	—
Net cash provided by (used for) investing activities	56,081	(92,574)

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	37,524	163,365
Interest-bearing deposits	28,061	47,576
Repayment of advances from Federal Reserve Bank	—	(1,954)
Dividends paid	(700)	—
Net proceeds from exercise of stock options	244	76
Net cash provided by financing activities	65,129	209,063

Net increase in cash and cash equivalents	130,391	171,112

Cash and cash equivalents, beginning of year	183,395	146,910

Cash and cash equivalents, end of period	$313,786	$318,022

Noncash activities:
Change in unrealized losses on investments	$(9,288)	$(2,298)

Cash paid during the period for:
Taxes	$71	$18
Interest	$1,064	$2,118

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
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At March 31, 2022, Church Street Capital had loans totaling $7.9 million.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financials statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The Company reports its activities as four business segments. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.
Risks and Uncertainties
The Company has been, and may continue to be, impacted by the coronavirus disease 2019 pandemic (“COVID-19”). In recent months, COVID-19 vaccination rates have begun to stabilize and restrictive measures have been eased in certain areas. However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief and Economic Security Act

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
(“CARES Act”), which established the Small Business Administration Paycheck Protection Program (“SBA-PPP”) and the American Rescue Plan Act of 2021 which was enacted in March 2021.
As the pandemic evolves, the Company continues to evaluate processes in place to execute our business continuity plan and promote the health and safety of our employees.
Although overall economic activity regressed slightly in the U.S. during the first quarter of 2022, household spending remained strong and the unemployment rate declined substantially. The future direct and indirect impact of the pandemic on the Company’s businesses, results of operations and financial condition continues to remain uncertain. Should current economic conditions deteriorate or if the pandemic worsens, including as the result of the spread of the more easily communicable variants of COVID-19, the macroeconomic environment could have an adverse effect on our businesses, results of operations and financial condition.
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
Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from financial institutions, interest-bearing deposits with financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.
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
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. SBA-PPP loans receivable as of March 31, 2022 totaled $52.4 million with $1.3 million of net unearned fees. SBA-PPP loans generated interest income of $2.1 million for the three months ended March 31, 2022 and $2.5 million for the three months ended March 31, 2021.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Loans are considered impaired when, based on current information, management believes the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are reviewed for impairment when the risk grade for a loan is downgraded to a classified asset category. The loans are evaluated for appropriate classification, accrual, impairment, and troubled debt restructure (“TDR”) status. If collection of principal is evaluated as doubtful, all payments are applied to principal. A modification of a loan is considered a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession; however, the CARES Act provided financial institutions optional temporary relief from TDR and impairment accounting for certain loan modifications related to the COVID-19 pandemic. Under Section 4013 of the CARES Act, banks may suspend (1) the requirement under GAAP for certain modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The December 31, 2020 deadline was subsequently extended to January 1, 2022, by the CAA.
All other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, and other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
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
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related property generally over two to seven years. Leasehold improvements are amortized over the estimated term of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is less. The costs of major renewals and improvements are capitalized with the corresponding costs associated with amortization or depreciation included as a component of occupancy and equipment expense. Expenditures for maintenance, repairs, and minor replacements are charged to noninterest expenses as incurred.
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
Bank-Owned Life Insurance
The Company had $35.8 million in bank-owned life insurance at March 31, 2022. The Company recognized income, which is included in other noninterest income, of $252 thousand for the three months ended March 31, 2022. The Company had no bank-owned life insurance at March 31, 2021.
Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At March 31, 2022, there were

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
141,857 stock options excluded from the calculation as their effect would have been anti-dilutive, whereas at March 31, 2021 there were no such options.

Comprehensive loss:
The Company reports as comprehensive loss all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of March 31, 2022 and December 31, 2021 is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Unrealized losses on securities available for sale	$(10,792)	$(1,504)
Deferred tax benefit	2,969	428
Total accumulated comprehensive loss	$(7,823)	$(1,076)
Recently issued accounting pronouncements:
In June 2016, the FASB issued guidance to change the accounting for loan losses and modify the impairment model for certain debt securities. In October 2019, the FASB voted to delay implementation and the new standard is now effective for fiscal years beginning after December 15, 2022, including the interim periods within those fiscal years. The Company expects the provisions of this standard to impact the Company’s consolidated financial statements, in particular, the level of the reserve for loan losses. The Company engaged a consultant to assist with the implementation of this ASU and has completed various milestones so as to ensure the timely implementation of the ASU. The Company has preliminary results and will begin refining the model in Q2 2022. The Company plans to refine assumptions, establish policy, complete model validation and identify expected financial statement impact over the next few quarters. The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption was permitted, the Company did not elect that option. In addition to its allowance for loan losses, the Company will also record an allowance for credit losses on held-to-maturity debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.
In March 2020, the FASB released ASU 2020-04 - Reference Rate Reform, Topic 848, which provides temporary guidance to ease the potential accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of London Interbank Offered Rate (“LIBOR”) likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and December 31, 2022. The Company is currently evaluating products and preparing to offer new rates. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Such modifications include short-term (e.g., six months) modifications that include payment deferrals of (i) principal and interest, (ii) interest only and (iii) principal only, fee waivers, extensions of repayment terms, and other delays in payment that are deemed insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. As of March 31, 2022, the Company had offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue.
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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At March 31, 2022 and December 31, 2021, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at March 31, 2022 and December 31, 2021 are summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)

Investment Securities Available for Sale
(in thousands)
March 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasuries	$132,338	$—	$(8,138)	$124,200
Municipal	10,822	5	(1,413)	9,414
Corporate	5,000	—	(153)	4,847
Asset-backed securities	9,866	—	(43)	9,823
Mortgage-backed securities	25,478	1	(1,051)	24,428
Total	$183,504	$6	$(10,798)	$172,712

December 31, 2021
Available for sale
U.S. Treasuries	$132,452	$45	$(1,496)	$131,001
Municipal	10,825	43	(394)	10,474
Corporate	5,000	—	(66)	4,934
Asset-backed securities	10,093	59	(12)	10,140
Mortgage-backed securities	27,589	514	(197)	27,906
Total	$185,959	$661	$(2,165)	$184,455
There were no securities sold during the three months ended March 31, 2022 or March 31, 2021.
Information related to unrealized losses in the investment portfolio as of March 31, 2022 and December 31, 2021 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$124,200	$(8,138)	$—	$—	$124,200	$(8,138)
Municipal	6,210	(938)	2,690	(475)	8,900	(1,413)
Corporate	4,372	(128)	475	(25)	4,847	(153)
Asset-backed securities	7,827	(26)	1,996	(17)	9,823	(43)
Mortgage-backed securities	14,074	(571)	9,425	(480)	23,499	(1,051)
Total	$156,683	$(9,801)	$14,586	$(997)	$171,269	$(10,798)

December 31, 2021
U.S. Treasuries	$110,191	$(1,496)	$—	$—	$110,191	$(1,496)
Municipal	5,750	(248)	3,019	(146)	8,769	(394)
Corporate	4,448	(52)	486	(14)	4,934	(66)
Asset-backed securities	—	—	2,115	(12)	2,115	(12)
Mortgage-backed securities	14,114	(189)	2,124	(8)	16,238	(197)
Total	$134,503	$(1,985)	$7,744	$(180)	$142,247	$(2,165)
At March 31, 2022, there were two municipal securities, one corporate security, one asset-backed security, and two mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2021 there were two municipal securities, one corporate security, one asset-backed security, and one mortgage-backed security that had been in an unrealized loss position for greater than twelve months. Management believes that the unrealized losses at March 31, 2022 and

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)
December 31, 2021 resulted from changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
There were no pledged securities at March 31, 2022 or December 31, 2021.
Contractual maturities of investment securities at March 31, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

Contractual Maturities
	March 31, 2022		December 31, 2021
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over one to five years	58,554	55,397	58,602	57,650
Over five to ten years	78,784	73,650	78,850	78,285
Over ten years	10,822	9,414	10,825	10,474
Asset-backed securities(1)	9,866	9,823	10,093	10,140
Mortgage-backed securities(1)	25,478	24,428	27,589	27,906
Total	$183,504	$172,712	$185,959	$184,455
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.

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
SBA-PPP gross loans receivable totaled $52.4 million at March 31, 2022, and $111.5 million at December 31, 2021, and were all rated as pass credits and were not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $1.3 million at March 31, 2022 compared to $3.2 million at December 31, 2021.
Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans as are as follows:

Portfolio Loan Categories
(in thousands)	March 31, 2022	December 31, 2021
Real estate:
Residential	$420,242	$401,607
Commercial	564,725	556,339
Construction	245,722	255,147
Commercial and Industrial	177,504	175,956
Credit card	123,750	141,120
Other consumer	909	1,033
Portfolio loans receivable, gross	1,532,852	1,531,202
Deferred origination fees, net	(6,596)	(7,220)
Allowance for loan losses	(25,252)	(25,181)
Portfolio loans receivable, net	$1,501,004	$1,498,801
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of March 31, 2022, there were approximately $309.2 million of owner-occupied commercial real estate loans, representing approximately 55% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Through the OpenSky® credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $111.7 million and $126.6 million of the $122.0 million and $140.2 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of March 31, 2022 and December 31, 2021, respectively, while $1.7 million and $951 thousand of the credit card balances were related to the unsecured credit cards for the same periods.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as, for example, term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired at acquisition, the difference between the contractually required payments and expected cash flows are recorded as a non-accretable discount. The remaining non-accretable discounts on loans acquired was $285 thousand as of March 31, 2022 and December 31, 2021. Loans with non-accretable discounts had carrying values of $810 thousand and $818 thousand as of March 31, 2022 and December 31, 2021, respectively.
Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended
	March 31, 2022	March 31, 2021
Accretable discount at beginning of period	$166	$221
Less: Accretion and payoff of loans	(2)	(3)
Accretable discount at end of period	$164	$218
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three months ended March 31, 2022 and March 31, 2021.

Allowance for Loan Losses	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
(in thousands)
Three Months Ended March 31, 2022
Real estate:
Residential	$5,612	$220	$—	$—	$5,832
Commercial	8,566	152	—	—	8,718
Construction	4,699	(92)	—	—	4,607
Commercial and Industrial	2,637	(287)	—	—	2,350
Credit card	3,655	961	(899)	18	3,735
Other consumer	12	(2)	—	—	10
Total	$25,181	$952	$(899)	$18	$25,252

Three Months Ended March 31, 2021
Real estate:
Residential	$7,153	$(337)	$—	$—	$6,816
Commercial	6,786	576	—	—	7,362
Construction	4,595	49	—	—	4,644
Commercial and Industrial	2,417	136	(104)	—	2,449
Credit card	2,462	53	(300)	17	2,232
Other consumer	21	26	—	—	47
Total	$23,434	$503	$(404)	$17	$23,550

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
As mentioned in Note 1, the allowance for loan losses is estimated to adequately provide for probable future losses on existing loans. A major consideration in the determination of the allowance for loan loss on the credit card portfolio is based on historical loss experience in that portfolio and is calculated using both secured and unsecured loan balances.
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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
March 31, 2022	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$5,832	$2,726	$417,516
Commercial	—	8,718	22	564,703
Construction	—	4,607	2,041	243,681
Commercial and Industrial	204	2,146	851	176,653
Credit card	—	3,735	—	123,750
Other consumer	—	10	—	909
Total	$204	$25,048	$5,640	$1,527,212

December 31, 2021
Real estate:
Residential	$—	$5,612	$2,835	$398,772
Commercial	—	8,566	25	556,314
Construction	—	4,699	7,803	247,344
Commercial and Industrial	218	2,419	676	175,280
Credit card	—	3,655	—	141,120
Other consumer	—	12	—	1,033
Total	$218	$24,963	$11,339	$1,519,863

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of March 31, 2022 and December 31, 2021 were as follows:

Portfolio Loans Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Non-accrual Loans
(in thousands)
March 31, 2022
Real estate:
Residential	$6	$2,742	$2,748	$417,494	$420,242	$322	$2,726
Commercial	1,145	22	1,167	563,558	564,725	—	22
Construction	—	2,041	2,041	243,681	245,722	—	2,041
Commercial and Industrial	321	771	1,092	176,412	177,504	—	851
Credit card	12,921	13	12,934	110,816	123,750	13	—
Other consumer	—	—	—	909	909	—	—
Total	$14,393	$5,589	$19,982	$1,512,870	$1,532,852	$335	$5,640

December 31, 2021
Real estate:
Residential	$469	$2,494	$2,963	$398,644	$401,607	$72	$2,835
Commercial	367	25	392	555,947	556,339	—	25
Construction	—	7,803	7,803	247,344	255,147	—	7,803
Commercial and Industrial	183	593	776	175,180	175,956	—	676
Credit card	19,022	10	19,032	122,088	141,120	10	—
Other consumer	—	—	—	1,033	1,033	—	—
Total	$20,041	$10,925	$30,966	$1,500,236	$1,531,202	$82	$11,339

There were $4 thousand and $6 thousand, respectfully, of loans secured by one-to-four family residential properties in the process of foreclosure as of March 31, 2022 and December 31, 2021.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Impaired portfolio loans were as follows:

Impaired Portfolio Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
March 31, 2022
Real estate:
Residential	$2,880	$2,726	$—	$2,726	$—
Commercial	88	22	—	22	—
Construction	2,123	2,041	—	2,041	—
Commercial and Industrial	1,012	530	321	851	204
Total	$6,103	$5,319	$321	$5,640	$204

December 31, 2021
Real estate:
Residential	$3,022	$2,835	$—	$2,835	$—
Commercial	90	25	—	25	—
Construction	7,885	7,803	—	7,803	—
Commercial and Industrial	832	340	336	676	218
Total	$11,829	$11,003	$336	$11,339	$218

The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Portfolio Loans
	For the Three Months Ended March 31, 2022
(in thousands)	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$2,881	$7
Commercial	89	2
Construction	2,123	—
Commercial and Industrial	1,236	5
Total	$6,329	$14

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Interest Recognized on Impaired Portfolio Loans
	For the Three Months Ended March 31, 2021
(in thousands)	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$4,894	$6
Commercial	1,392	14
Construction	1,737	—
Commercial and Industrial	1,344	3
Total	$9,367	$23

Impaired portfolio loans include loans acquired on which management has recorded a nonaccretable discount.
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
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Portfolio Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
March 31, 2022
Real estate:
Residential	$415,104	$440	$4,698	$—	$420,242
Commercial	559,910	4,793	22	—	564,725
Construction	243,681	—	2,041	—	245,722
Commercial and Industrial	171,012	4,889	1,603	—	177,504
Credit card	123,750	—	—	—	123,750
Other consumer	909	—	—	—	909
Portfolio loans receivable, gross	$1,514,366	$10,122	$8,364	$—	$1,532,852

December 31, 2021
Real estate:
Residential	$394,488	$2,540	$4,579	$—	$401,607
Commercial	548,244	8,070	25	—	556,339
Construction	243,848	3,496	7,803	—	255,147
Commercial and Industrial	164,066	10,417	1,473	—	175,956
Credit card	141,120	—	—	—	141,120
Other consumer	1,033	—	—	—	1,033
Portfolio loans receivable, gross	$1,492,799	$24,523	$13,880	$—	$1,531,202
________________________
(1)     Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch, in addition to credit cards and consumer credits that are not individually graded.

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Modifications such as payment deferrals through March 31, 2022 have been short term in nature and are included in the population of loans deferred and have not impacted TDRs. The status of TDRs is as follows:

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
March 31, 2022		Performing	Nonperforming	Total
Real estate:
Residential	4	$—	$445	$445
Commercial and Industrial	1	—	80	80
Total	5	$—	$525	$525

December 31, 2021
Real estate:
Residential	4	$—	$450	$450
Commercial and Industrial	1	—	83	83
Total	5	$—	$533	$533
During the three months ended March 31, 2022 and 2021 the Company did not have any new TDRs and no TDRs defaulted during the same periods.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	March 31, 2022	December 31, 2021
Unused lines of credit
Real Estate:
Residential	$16,829	$15,747
Residential - Home Equity	38,354	37,640
Commercial	16,114	17,225
Construction	99,778	118,518
Commercial and Industrial	48,838	45,135
Secured credit card	137,572	123,874
Other consumer	2,290	2,247
Total	$359,775	$360,386

Commitments to originate residential loans held for sale	$1,303	$1,385

Letters of credit	$5,085	$5,105
________________________
(1)     Outstanding loan commitments in the credit card portfolio include $111.7 million and $98.2 million in secured balances as of March 31, 2022 and December 31, 2021, respectively.

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

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of period	$1,736	$1,775
Provision for (reversal of) off balance sheet credit commitments	(150)	47
Balance at end of period	$1,586	$1,822
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
The Company maintains an estimated reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of period	$1,164	$1,160
Provision for mortgage loan put backs	—	124
Balance at end of period	$1,164	$1,284

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	March 31, 2022	December 31, 2021
Notional amount of open forward sales agreements	$9,250	$22,500
Fair value of open forward delivery sales agreements	120	(16)
Notional amount of open mandatory delivery commitments	4,002	8,073
Fair value of open mandatory delivery commitments	(80)	7
Notional amount of interest rate lock commitments	8,667	18,053
Fair value of interest rate lock commitments	(42)	34
Note 7 - Leases
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. The Company leases four of its full service branches and four other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been been designated as operating leases. The Company does not have leases designated as finance leases.
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.23% at March 31, 2022 and December 31, 2021. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases (continued)
As of March 31, 2022, the Company’s lease ROU assets and related lease liabilities were $2.3 million and $2.5 million, respectively, compared to December 31, 2021 balances of $2.5 million of ROU assets and $2.7 million of lease liabilities, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of March 31, 2022, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	March 31, 2022	December 31, 2021
Lease Right of Use Asset:
Lease asset	$5,082	$5,364
Less: Accumulated amortization	(2,828)	(2,898)
Net lease asset	$2,254	$2,466

Lease Liability:
Lease liability	$5,243	5,535
Less: Accumulated amortization	(2,739)	(2,800)
Lease liability	$2,504	$2,735
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	March 31, 2022
Amounts due in:
2022	813
2023	956
2024	582
2025	116
2026	109
Total future lease payments	2,576
Discount of cash flows	(72)
Present value of net future lease payments	$2,504
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 as follows:

Fair Value of Financial Instruments
(in thousands)
March 31, 2022	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. Treasuries	$124,200	$—	$124,200	$—
Municipal	9,414	—	9,414	—
Corporate	4,847	—	4,847	—
Asset-backed securities	9,823	—	9,823	—
Mortgage-backed securities	24,428	—	24,428	—
Total	$172,712	$—	$172,712	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$17,036	$—	$17,036	$—
Derivative assets	$120	$—	$120	$—
Derivative liabilities	$42	$—	$42	$—

December 31, 2021
Investment securities available for sale
U.S. Treasuries	$131,001	—	$131,001	—
Municipal	10,474	—	10,474	—
Corporate	4,934	—	4,934	—
Asset-backed securities	10,140	—	10,140	—
Mortgage-backed securities	27,906	—	27,906	—
Total	$184,455	$—	$184,455	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$15,989	$—	$15,989	$—
Derivative assets	$34	$—	$34	$—
Derivative liabilities	$16	$—	$16	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	March 31, 2022	December 31, 2021
Aggregate fair value	$17,036	$15,989
Contractual principal	16,191	14,504
Difference	$845	$1,485

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2022 and December 31, 2021, the fair values consist of loan balances of $5.6 million and $11.3 million, with specific reserves of $204 thousand and $218 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	March 31, 2022	December 31, 2021
Impaired loans
Level 3 inputs	$5,436	$11,121
Total	$5,436	$11,121

Foreclosed real estate
Level 3 inputs	$—	$86
Total	$—	$86
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$14,955	$14,955	$42,914	$42,914
Interest bearing deposits at other financial institutions	298,501	298,501	136,824	136,824
Federal funds sold	330	330	3,657	3,657
Level 3
Loans receivable, net (1)	$1,552,089	$1,531,252	$1,607,086	$1,598,228
Marketable equity securities	245	245	245	245
Restricted investments	3,602	3,602	3,498	3,498

Financial liabilities
Level 1
Noninterest bearing deposits	$825,174	$825,174	$787,650	$787,650
Level 3
Interest bearing deposits	$1,037,548	$1,038,694	$1,009,487	$1,011,121
FHLB advances and other borrowed funds	34,062	33,262	34,062	34,263
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at March 31, 2022 and March 31, 2021.

Segments

For the Three Months Ended March 31, 2022
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$18,499	$111	$14,940	$889	$(37)	$34,402
Interest expense	853	81	—	174	(37)	1,071
Net interest income	17,646	30	14,940	715	—	33,331
Provision for loan losses	—	—	952	—	—	952
Net interest income after provision	17,646	30	13,988	715	—	32,379
Noninterest income	557	1,807	5,924	—	—	8,288
Noninterest expense(1)	12,063	2,099	12,882	58	—	27,102
Net income before taxes	$6,140	$(262)	$7,030	$657	$—	$13,565

Total assets	$1,938,326	$17,630	$122,756	$222,167	$(178,426)	$2,122,453

For the Three Months Ended March 31, 2021
Interest income	$17,563	$477	$8,195	$430	$(27)	$26,638
Interest expense	1,711	348	—	162	(27)	2,194
Net interest income	15,852	129	8,195	268	—	24,444
Provision for loan losses	433	—	—	70	—	503
Net interest income after provision	15,419	129	8,195	198	—	23,941
Noninterest income	229	7,782	5,940	—	—	13,951
Noninterest expense(1)	9,390	3,928	12,373	76	—	25,767
Net income before taxes	$6,258	$3,983	$1,762	$122	$—	$12,125

Total assets	$1,901,758	$60,715	$94,641	$186,189	$(151,452)	$2,091,851
________________________
(1)     Noninterest expense includes $7.6 million and $8.6 million in data processing expense in OpenSky’s® segment for the three months ended March 31, 2022 and 2021, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
General Economic Conditions
•geopolitical concerns, including the ongoing war in Ukraine; the magnitude and duration of the COVID-19 pandemic and related variants and mutations and their impact on the global economy and financial market conditions and our business, results of operations, and financial condition;
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
•the transition away from USD London Interbank Offering Rate (“LIBOR”) and related uncertainty and costs regarding potential alternative reference rates, including the Secured Overnight Financing Rate (“SOFR”);
•adequacy of reserves, including our allowance for loan losses;
•deterioration of our asset quality;
•changes in the value of collateral securing our loans;
•liquidity and operations risks associated with our business;
•the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting;
•the adequacy of our risk management framework;
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
•risks associated with our residential mortgage banking business;
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
•Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cyber risks at a state, national, or global level;

•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and
•potential exposure to fraud, negligence, computer theft and cyber-crime.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity and/or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and those referenced in other reports on file with the SEC.
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
The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2021 Form 10-K.
The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses. The Company provides additional information on its allowance for loan losses in Note 1 “Significant Accounting Policies” within Part I, Item 1 of this Quarterly Report.
Overview
Capital Bancorp, Inc. (the “Company”) was incorporated in 1998 in Maryland to act as the bank holding company for Capital Bank, N.A. (the “Bank”) which received its charter in 1999 and began operations in 1999. The Bank is headquartered in Rockville, Maryland and serves the Washington, D.C. and Baltimore, Maryland metropolitan areas through four commercial bank branches, four mortgage offices, two loan production offices, and three corporate and operations facilities located in key markets throughout our operating area. We serve businesses, not-for-profit associations and entrepreneurs throughout the region by partnering with them to design tailored financial solutions supported by customized technology and “client first” advice.
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
Our OpenSky® division provides secured, partially secured and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky® cards operate on a digital and mobile enabled platform with almost all marketing and application procedures conducted through website and mobile applications. For the secured credit card, a deposit equal to the full credit limit of the card is made into a noninterest bearing demand account with the Bank when the account is opened and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), OpenSky® also offers certain existing customers an unsecured line in excess of their secured line of credit.
Capital
As of March 31, 2022, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure our level of capital remains strong.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2022	2021	% Change
(in thousands)
Interest income	$34,402	$26,638	29.1%
Interest expense	1,071	2,194	(51.2)%
Net interest income	33,331	24,444	36.4%
Provision for loan losses	952	503	89.3%
Net interest income after provision	32,379	23,941	35.2%
Noninterest income	8,288	13,951	(40.6)%
Noninterest expenses	27,102	25,767	5.2%
Net income before income taxes	13,565	12,125	11.9%
Income tax expense	3,354	3,143	6.7%
Net income	$10,211	$8,982	13.7%
Net income for the three months ended March 31, 2022 was $10.2 million, up from net income of $9.0 million from the same period in 2021. Net interest income increased $8.9 million, or 36.4 percent, to $33.3 million when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021, primarily due to an increase in interest earned on the credit card loan portfolio. For the quarter ended March 31, 2022, noninterest income was $8.3 million, a decrease of $5.7 million, or 40.6 percent, from $14.0 million in the prior year quarter. The decrease was primarily the result of reduced mortgage banking revenue. Noninterest expense was $27.1 million for the three months ended March 31, 2022, as compared to $25.8 million for the three months ended March 31, 2021, an increase of $1.3 million, or 5.2 percent. The increase was primarily driven by increases in salaries and employee benefits of $1.7 million, advertising expenses of $806 thousand, and professional fees of $697 thousand and were offset by decreases in data processing expenses of $1.0 million, loan processing expenses of $660 thousand, and occupancy and equipment expense of $103 thousand.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three months ended March 31, 2022 and 2021. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$197,720	$101	0.21%	$205,799	$49	0.10%
Federal funds sold	4,658	1	0.09	3,871	—	—
Investment securities	180,567	370	0.83	106,704	478	1.82
Restricted investments	3,766	41	4.42	3,906	43	4.43
Loans held for sale	13,500	111	3.33	72,460	481	2.69
SBA-PPP loans receivable	83,264	2,066	10.06	232,371	2,469	4.31
Portfolio loans receivable(2)	1,506,902	31,712	8.53	1,298,352	23,118	7.22
Total interest earning assets	1,990,377	34,402	7.01	1,923,463	26,638	5.62
Noninterest earning assets	66,824			25,803
Total assets	$2,057,201			$1,949,266

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$293,979	37	0.05	$256,958	68	0.11
Savings	8,274	1	0.05	5,631	1	0.05
Money market accounts	539,264	301	0.23	471,154	530	0.46
Time deposits	170,748	545	1.29	332,660	1,407	1.72
Borrowed funds	34,062	187	2.23	35,343	188	2.15
Total interest bearing liabilities	1,046,327	1,071	0.42	1,101,746	2,194	0.81
Noninterest bearing liabilities:
Noninterest bearing liabilities	24,156			24,059
Noninterest bearing deposits	782,747			660,086
Stockholders’ equity	203,971			163,375
Total liabilities and stockholders’ equity	$2,057,201			$1,949,266

Net interest spread			6.59%			4.81%
Net interest income		$33,331			$24,444
Net interest margin (3)			6.79%			5.15%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended March 31, 2022 and 2021, SBA-PPP loans and credit card loans collectively accounted for 297 and 152 basis points of the reported net interest margin, respectively.

The net interest margin increased 164 basis points to 6.79% for the three months ended March 31, 2022 from the same period in 2021 due in large part to the acceleration of the deferred fees associated with the SBA-PPP loan forgiveness as well as the recognition of deferred fees on credit card loans. Net interest margin, excluding credit card and SBA-PPP loans, was 3.82% for the first quarter of 2022 compared to 3.63% for the same period in 2021. For the three months ended March 31, 2022, average interest earning assets increased $66.9 million, or 3.5 percent, to $2.0 billion as compared to the same period in 2021, and the average yield on interest earning assets increased 139 basis points. Compared to the same period in the prior year, average interest-bearing liabilities decreased $55.4 million, or 5.0 percent, while the average cost of interest-bearing liabilities decreased 39 basis points to 0.42% from 0.81%.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2022
	Compared to the
	Three Months Ended March 31, 2021
	Change Due To		Interest Variance
(in thousands)	Volume	Rate
Interest Income:
Interest bearing deposits	$(4)	$56	$52
Federal funds sold	—	1	1
Investment securities	151	(259)	(108)
Restricted stock	(2)	—	(2)
Loans held for sale	(484)	114	(370)
SBA-PPP loans	(3,692)	3,289	(403)
Portfolio loans excluding credit card loans	2,596	(830)	1,766
Credit card loans	3,643	3,185	6,828
Total interest income	2,208	5,556	7,764

Interest Expense:
Interest bearing demand accounts	5	(36)	(31)
Savings	—	—	—
Money market accounts	38	(267)	(229)
Time deposits	(517)	(345)	(862)
Borrowed funds	(7)	6	(1)
Total interest expense	(481)	(642)	(1,123)
Net interest income	$2,689	$6,198	$8,887

Year over year growth in portfolio loan volumes contributed $6.2 million to the increase in net interest income with $3.6 million attributable to the growth in the credit card portfolio. Year over year rate reductions in interest-bearing liabilities contributed an additional $643 thousand to the net interest income growth. When comparing the three months ended March 31, 2022 to the same period in 2021, the greatest positive impact to total interest income was associated with the credit card portfolio. On a stand-alone basis, the credit card portfolio contributed an increase of $6.8 million when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 due to volume increases and an increase in late charges which impact the rate calculation. Volume increases in the portfolio loans excluding credit cards accounted for an additional $2.6 million in interest income for the three months ended March 31, 2022.
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”
The provision for loan losses of $952 thousand for the three months ended March 31, 2022 was primarily related to growth in the credit card portfolio and the cycling of credit card accounts. Net charge-

offs for the first quarter of 2022 were $881 thousand, or 0.24% on an annualized basis of average portfolio loans, compared to $388 thousand, or 0.12% on an annualized basis of average loans for the first quarter of 2021. All of the $881 thousand in net charge-offs during the quarter were related to the credit card portfolio.
The allowance for loan losses as a percent of portfolio loans was 1.65% at March 31, 2022 and December 31, 2021.
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
The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended March 31,
	2022	2021	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$163	$148	10.1%
Credit card fees	5,924	5,940	(0.3)%
Mortgage banking revenue	1,790	7,743	(76.9)%
Other income	411	120	242.5%
Total noninterest income	$8,288	$13,951	(40.6)%
For the three months ended March 31, 2022, OpenSky's® secured credit card accounts decreased by 30 thousand net compared to 74 thousand net new accounts for the same period in 2021 suggesting consumer behaviors may be returning to historical trends after having been distorted by responses to COVID-19 throughout 2020 and the first half of 2021. Although active accounts decreased slightly, interchange and statement fees remained consistent totaling $5.9 million during the three months ended March 31, 2022 and 2021.
The continued steepening of the yield curve in the first quarter of 2022 slowed originations from the year earlier when low interest rates fueled refinance volumes. The Bank’s Capital Bank Home Loans division saw origination volumes decline 68.8 percent, to $110.4 million, in the first quarter of 2022, when compared to $353.8 million in the first quarter of 2021. Gain on sale margins, down slightly from 3.00% for the three months ended March 31, 2021, remained strong at 2.77% for the three months ended March 31, 2022. Historically-low housing inventory, shortages in new home building materials, and fluctuating interest rates are likely to continue suppressing origination volumes into 2022.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a risk and has established a reserve under generally accepted accounting principles for possible repurchases. The reserve was $1.2 million at March 31, 2022 and December 31, 2021. The Bank did not repurchase any loans during the three months ended March 31, 2022 or the three months ended March 31, 2021. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended March 31,
	2022	2021	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	10,310	8,568	20.3%
Occupancy and equipment	1,026	1,129	(9.1)%
Professional services	2,321	1,624	42.9%
Data processing	8,276	9,311	(11.1)%
Advertising	1,639	833	96.8%
Loan processing	392	1,052	(62.7)%
Other operating	3,138	3,250	(3.4)%
Total noninterest expense	$27,102	$25,767	5.2%
During the first three months of 2022, salaries and employee benefits increased due to the addition of new employees in our commercial and commercial real estate lending groups as well as additional positions in executive management as the Company continues to put in place the requisite human capital for its continued growth. Professional fees associated with the commercial bank segment increased as the Company continued to build out its regulatory and compliance infrastructure in anticipation of the anticipated growth for 2022. The increase in advertising was due primarily to targeted marketing campaigns for the OpenSky® division. Key contracts renegotiated during the first quarter of 2022 in the Bank’s OpenSky® division were key factors in the reduction in data processing expense of $1.0 million for the three months ended March 31, 2022 when compared to the same period of 2021. Loan processing fees declined when comparing the first three months of 2022 to the same period in 2021 due to the reduction in mortgage loan volume as well as the decrease in nonperforming assets.
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
Income tax expense was $3.4 million for three months ended March 31, 2022 compared to $3.1 million for the same period of 2021. Our effective tax rates for those periods were 24.7% and 25.9%, respectively.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	March 31,		Change expressed in:
(in thousands)	2022	2021	Dollars	Percent

Total assets	$2,122,453	$2,091,851	$30,602	1.5%
AFS securities	172,712	128,023	44,689	34.9
Portfolio loans receivable, net	1,526,256	1,312,375	213,881	16.3
Deposits	1,862,722	1,863,069	(347)	—
Borrowings	34,062	34,062	—	—
Stockholders’ equity	201,492	167,003	34,489	20.7
Equity to total assets at end of period	9.5%	8.0%		18.8
Average number of basic shares outstanding	13,989	13,757		1.7
Average number of diluted shares outstanding	14,339	13,899		3.2
Total assets at March 31, 2022 reflected an increase from its March 31, 2021 balance due to growth in the commercial real estate loan and credit card portfolios, the addition of bank-owned life insurance, and the deployment of excess liquidity into the investment portfolio. Offsetting these increases were decreases in the loans held for sale portfolio during 2022 when compared to 2021, as well as a reduction in SBA-PPP loans.
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
To supplement interest income earned on our loan portfolio, the Company invests in high quality mortgage-backed securities, government agency bonds, asset-backed securities and high quality municipal and corporate bonds. During 2021, management invested a portion of its excess liquidity into U.S. Treasuries.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at March 31, 2022 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the book value of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

INVESTMENT MATURITIES

	More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
March 31, 2022	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$58,554	0.56%	$73,784	1.27%	$—	—%	$132,338	$124,200	0.96%
Municipal	—	—%	—	—%	10,822	1.94%	10,822	9,414	1.94%
Corporate bonds	—	—%	5,000	4.31%	—	—%	5,000	4,847	4.31%
Asset-backed securities	—	—%	—	—%	9,866	1.09%	9,866	9,823	1.09%
Mortgage-backed securities	—	—%	10,167	2.34%	15,311	(2.49)%	25,478	24,428	(0.56)%
Total	$58,554	0.56%	$88,951	1.56%	$35,999	(0.18)%	$183,504	$172,712	0.90%
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

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of March 31, 2022
(in thousands)	One Year or Less		One to Five Years		Over Five Years to Fifteen Years		After Fifteen Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Real estate:
Residential	$88,084	5.40%	$154,174	4.79%	$98,498	4.15%	$79,486	4.11%	$420,242
Commercial	97,891	5.18	229,523	4.53	233,694	4.13	3,617	3.47	564,725
Construction	233,268	5.76	12,454	5.84	—	—	—	—	245,722
Commercial	70,920	5.25	53,389	4.55	48,570	5.42	4,625	4.55	177,504
Credit card	123,750	47.03	—	—	—	—	—	—	123,750
Other consumer	257	3.95	231	4.72	421	4.89	—	—	909
Total portfolio loans, gross	$614,170	13.87%	$449,771	4.66%	$381,183	4.30%	$87,728	4.11%	$1,532,852

Loans above maturing after one year categorized by rate characteristic:					Predetermined Interest Rates		Floating or Variable Rates		Total
Real estate:
Residential					$160,352		$171,806		$332,158
Commercial					322,351		144,483		466,834
Construction					922		11,532		12,454
Commercial					68,090		38,494		106,584
Other consumer					632		20		652
Total portfolio loans, gross					$552,347		$366,335		$918,682
In addition to the portfolio loans shown above, SBA-PPP loans receivable, which totaled $51.1 million at March 31, 2022, mature in the 1-5 year time-frame and carry a fixed rate of interest.
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
The Bank uses the following definitions for watch list risk ratings:
• Pass/Watch. Borrowers who are considered satisfactory and performing to terms, however exhibiting special risk features such as declining earnings, strained cash flow, increasing leverage, and/or weakening fundamentals that indicate above average risk.
• Special Mention. A special mention loan has potential weaknesses deserving of management’s attention. If uncorrected, such weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at some future date.
• Substandard. A substandard loan is inadequately protected by the current financial condition and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets that are classified as substandard.
• Doubtful. A doubtful loan has all weaknesses inherent in one classified as substandard, with the added characteristic that weaknesses make collection or liquidation in full, on the basis of existing facts, conditions, and values, highly questionable and improbable. The probability of loss is extremely high, but certain important and reasonably specific factors that may work to the advantage and strengthening of the asset exist. Therefore, its classification as an estimated loss is deferred until a more precise status may be determined by management. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.
• Loss. Credits rated as loss are charged-off. We have no expectation of the recovery of any payments in respect of credits rated as loss.

Loans not meeting the criteria above are considered to be pass-rated loans. No assets were classified as loss during the periods presented.
At March 31, 2022, the recorded investment in impaired loans was $5.6 million, $321 thousand of which required a specific reserve of $204 thousand compared to a recorded investment in impaired loans of $11.3 million including $336 thousand requiring a specific reserve of $218 thousand at December 31, 2021. Of the $5.6 million of impaired loans, $1.4 million was related to one construction loan relationship believed to be well-collateralized and $2.0 million was related to one home equity line of credit loan relationship believed to be well-collateralized.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At March 31, 2022, the Company had five loans amounting to $525 thousand that were considered to be TDRs, compared to five loans amounting to $533 thousand at December 31, 2021.
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
The following table presents key ratios for the allowance for loan losses and nonaccrual loans for the periods indicated:

(in thousands)	Allowance for loan losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for loan losses to nonaccrual loans (1)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Real estate:
Residential	1.39%	1.40%	0.65%	0.71%	214%	198%
Commercial	1.54	1.54	—	—	40,468	34,606
Construction	1.87	1.84	0.83	3.06	226	60
Commercial	1.32	1.50	0.48	0.38	276	390
Credit card	3.02	2.59	—	—	—	—
Other consumer	1.09	1.13	—	—	—	—
Total	1.65%	1.65%	0.39%	0.75%	448%	222%
_____________
(1)Allowance calculation excludes SBA-PPP loans.

In determining the allowance for loan loss on the credit card portfolio, management uses the historical loss experience of the credit card portfolio as a major consideration and applies that factor to both the secured and unsecured credit card loan balances.

The following table presents a summary of the net charge-off (recovery) of loans as a percentage of average loans for the periods indicated:

	For the Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$—	$405,105	—%	$—	$434,513	—%
Commercial	—	554,921	—	—	392,646	—
Construction	—	253,937	—	—	231,348	—
Commercial	—	167,536	—	104	147,030	0.07
Credit card	881	124,923	0.71	283	92,150	0.31
Other consumer	—	480	—	—	665	—
Total	$881	$1,506,902	0.06%	$387	$1,298,352	0.03%
Total charge-offs for the periods ended March 31, 2022 and March 31, 2021 were primarily due to credit card charge-offs resulting from growth in our credit card portfolio and certain charges in excess of credit limits on our secured and partially secured credit cards, and not a general deterioration in overall credit quality.
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
The following table shows the allocation of the allowance for loan losses among loan categories as of the dates indicated. The total allowance is available to absorb losses from any loan category.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2022		December 31, 2021
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,832	23%	$5,612	22%
Commercial	8,718	35%	8,566	34%
Construction	4,607	18%	4,699	19%
Commercial and Industrial	2,350	9%	2,637	10%
Credit card	3,735	15%	3,655	15%
Other consumer	10	—%	12	—%
Total allowance for loan losses	$25,252	100%	$25,181	100%
_______________
(1)Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.

Total Liabilities
Total liabilities at March 31, 2022 saw an increase from the December 31, 2021 balance primarily due to growth in the deposit portfolio.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix by reducing reliance on wholesale time deposits. At March 31, 2022 and December 31, 2021, the Company had no balances pertaining to wholesale time deposits. Our credit card customers are also a significant source of low cost deposits. As of March 31, 2022 and December 31, 2021, our credit card customers accounted for $220.4 million and $229.5 million, or 26.7% and 29.1%, respectively, of our total noninterest bearing deposit balances.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Three Months Ended March 31, 2022		For the Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest-bearing demand accounts	$293,979	0.05%	$289,285	0.07%
Money market accounts	539,264	0.23%	482,225	0.31%
Savings accounts	8,274	0.05%	6,470	0.05%
Certificates of deposit	170,748	1.29%	269,262	1.53%
Total interest-bearing deposits	1,012,265	0.35%	1,047,242	0.55%
Noninterest-bearing demand accounts	782,747		750,760
Total deposits	$1,795,012	0.20%	$1,798,002	0.32%

The following table presents the maturities of our certificates of deposit as of March 31, 2022.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$6,209	$10,866	$83,491	$4,337	$104,903
Less than $250,000	15,312	12,204	24,320	5,404	57,240
Total	$21,521	$23,070	$107,811	$9,741	$162,143
As of March 31, 2022 and December 31, 2021, based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $989.9 million or 52.7% and $972.4 million or 54.1%, respectively, of our deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2022, approximately $523.8 million in real estate loans were pledged as collateral for our FHLB borrowings. Of the $523.8 million in loans pledged to the FHLB, our total borrowing capacity at March 31, 2022 was $348.2 million. None of our investment securities were pledged with the FHLB as of March 31, 2022. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2022, we had $22.0 million in outstanding advances and $326.2 million in available borrowing capacity from the FHLB.
Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At March 31, 2022, these other borrowings amounted to $12.1 million.
At March 31, 2022, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 30, 2020, the Company issued $10.0 million in subordinated notes due in 2030 to repay the higher yielding subordinated noted amounting to $13.5 million. The notes have a ten year term and have a fixed rate of 5.00% for the first five years; thereafter, the rate resets quarterly to a benchmark rate plus 490 basis points. The notes may be redeemed in part or in whole, upon the occurrence of certain events.
The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $21.1 million as of March 31, 2022. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of March 31, 2022.
The Company also has available lines of credit of $76.0 million with other correspondent banks at March 31, 2022, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits. These lines were not utilized at March 31, 2022.
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
As of March 31, 2022, we had $326.2 million of available borrowing capacity from the FHLB, $21.1 of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. Cash and cash equivalents were $313.8 million at March 31, 2022. We believe our liquidity resources are at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $3.6 million for the period ended March 31, 2022 compared to December 31, 2021 largely due to net income of $10.2 million for the first quarter of 2022 that was offset by a $6.7 million unrealized loss, net of tax, in available for sale securities.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 9.91% at March 31, 2022 and 8.82% at December 31, 2021.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "”Risks Related to the Regulation of Our Industry” in Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2021.
As of March 31, 2022, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (as if applicable to the Company) and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$211,377	10.25%	$82,460	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	211,377	15.19%	83,507	6.00%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	209,315	15.04%	62,630	4.50%	N/A	N/A
Total capital ratio (to risk-weighted assets)	238,891	17.16%	111,343	8.00%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$176,496	8.74%	$80,816	4.00%	$101,020	5.00%
Tier 1 capital (to risk-weighted assets)	176,496	13.10%	80,851	6.00%	107,802	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	176,496	13.10%	60,639	4.50%	87,589	6.50%
Total capital ratio (to risk-weighted assets)	193,457	14.36%	107,802	8.00%	134,752	10.00%

December 31, 2021
The Company
Tier 1 leverage ratio (to average assets)	$201,040	9.73%	$82,683	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	201,040	14.43%	83,596	6.00%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	198,978	14.28%	62,697	4.50%	N/A	N/A
Total capital ratio (to risk-weighted assets)	228,574	16.41%	111,462	8.00%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$169,384	8.36%	$81,070	4.00%	$101,338	5.00%
Tier 1 capital (to risk-weighted assets)	169,384	12.53%	81,097	6.00%	108,130	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	169,384	12.53%	60,823	4.50%	87,856	6.50%
Total capital ratio (to risk-weighted assets)	186,397	13.79%	108,130	8.00%	135,162	10.00%

Contractual Obligations
We have contractual obligations to make future payments on debt agreements. Our liquidity monitoring and management consider both present and future demands for and sources of liquidity.
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
CREDIT EXTENSION COMMITMENTS

	As of March 31, 2022	As of March 31, 2021
(in thousands)
Unfunded lines of credit	$359,775	$376,308
Commitments to originate residential loans held for sale	1,303	8,767
Letters of credit	5,085	5,132
Commitment to fund other investments	5,763	—
Total credit extension commitments	$371,926	$390,207
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
We endeavor to manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial futures contracts for the purpose of reducing interest rate risk. We endeavor to hedge the interest rate risks of our available for sale mortgage pipeline by using mortgage-backed securities, and short positions. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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

INTEREST SENSITIVITY GAP

March 31, 2022	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$408,277	$152,405	$392,003	$952,685	$644,506	$1,597,191
Securities	15,977	8,255	1,825	26,057	161,288	187,345
Interest bearing deposits at other financial institutions	299	—	—	299	—	299
Federal funds sold	—	—	—	—	—	—
Total earning assets	$424,553	$160,660	$393,828	$979,041	$805,794	$1,784,835

Liabilities
Interest bearing liabilities
Interest bearing deposits	$12,685	$25,369	$114,159	$152,213	$723,192	$875,405
Time deposits	4,759	16,761	130,881	152,401	9,742	162,143
Total interest bearing deposits	17,444	42,130	245,040	304,614	732,934	1,037,548
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest bearing liabilities	$17,444	$42,130	$245,040	$304,614	$766,996	$1,071,610

Period gap	$407,109	$118,530	$148,788	$674,427	$38,798	$713,225
Cumulative gap	$407,109	$525,639	$674,427	$674,427	$713,225
Ratio of cumulative gap to total earning assets	22.81%	29.45%	37.79%	37.79%	39.96%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2022:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2022	(2.9)%	0.0%	3.6%	8.8%	13.9%
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
The following table illustrates the results of our EVE analysis as of March 31, 2022.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2022	(1.7)%	0.0%	2.4%	4.1%	6.1%

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

Changes in Internal Control over Financial Reporting
During the first quarter of 2022, changes were made to the Company’s internal control over financial reporting. Additional information technology general controls (“ITGCs”) were put into place or enhanced to improve the design and operational effectiveness of the Company’s ITGCs. These include process controls around user access management, a new patch management program standard, and a revised enterprise change management program. IT Governance enhancements include a new IT Governance Committee Chair and enhanced monthly IT Operations reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any material legal proceedings.
Item 1A. RISK FACTORS.

There are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report for the year ended December 31, 2021 and those referenced in other reports on file with the SEC.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the first quarter of 2022. The Company did not repurchase any of its shares during the first quarter of 2022. The Company has an authorized share repurchase program pending regulator approval.

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended March 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    CAPITAL BANCORP, INC.
                    Registrant
Date: May 10, 2022        /s/ Ed Barry
                    Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2022        /s/ Alan W. Jackson
                    Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

