Form 10-Q
period 2022-06-30
Capital Bancorp Inc
filed 2022-08-09
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2022         OR
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
As of August 5, 2022, the Company had 14,034,490 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	June 30, 2022 (unaudited)	December 31, 2021 (audited)
Assets
Cash and due from banks	$14,776	$42,914
Interest bearing deposits at other financial institutions	234,823	136,824
Federal funds sold	1,285	3,657
Total cash and cash equivalents	250,884	183,395
Investment securities available for sale	226,509	184,455
Marketable equity securities	245	245
Restricted investments	3,615	3,498
Loans held for sale	11,708	15,989
Small Business Administration Payroll Protection Program loans receivable, net of fees and costs	15,864	108,285
Portfolio loans receivable, net of deferred fees and costs	1,607,677	1,523,982
Less allowance for loan losses	(26,419)	(25,181)
Total portfolio loans held for investment, net	1,581,258	1,498,801
Premises and equipment, net	3,315	3,282
Accrued interest receivable	7,276	7,901
Deferred tax asset	12,929	9,793
Foreclosed real estate	—	86
Bank owned life insurance	36,011	35,506
Other assets	5,232	4,064
Total assets	$2,154,846	$2,055,300

Liabilities
Deposits
Noninterest-bearing	$842,363	$787,650
Interest-bearing	1,046,557	1,009,487
Total deposits	1,888,920	1,797,137
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	12,062
Accrued interest payable	300	473
Other liabilities	24,248	25,725
Total liabilities	1,947,530	1,857,397

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 14,010,158 and 13,962,334 issued and outstanding	140	140
Additional paid-in capital	55,762	54,306
Retained earnings	164,750	144,533
Accumulated other comprehensive loss	(13,336)	(1,076)
Total stockholders' equity	207,316	197,903
Total liabilities and stockholders' equity	$2,154,846	$2,055,300

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2022	2021	2022	2021
Interest income
Loans, including fees	$35,304	$28,641	$69,193	$54,709
Investment securities available for sale	779	544	1,149	1,021
Federal funds sold and other	473	104	615	197
Total interest income	36,556	29,289	70,957	55,927

Interest expense
Deposits	964	1,582	1,847	3,589
Borrowed funds	192	187	379	375
Total interest expense	1,156	1,769	2,226	3,964

Net interest income	35,400	27,520	68,731	51,963
Provision for loan losses	2,035	781	2,987	1,284
Net interest income after provision for loan losses	33,365	26,739	65,744	50,679

Noninterest income
Service charges on deposits	183	165	346	312
Credit card fees	6,210	7,715	12,134	13,655
Mortgage banking revenue	1,528	5,270	3,318	13,013
Gain on sale of investment securities available for sale, net	—	153	—	153
Other fees and charges	441	168	852	288
Total noninterest income	8,362	13,471	16,650	27,421

Noninterest expenses
Salaries and employee benefits	10,071	8,750	20,381	17,317
Occupancy and equipment	1,313	1,195	2,339	2,324
Professional fees	2,417	1,362	4,738	2,987
Data processing	7,266	10,122	15,542	19,433
Advertising	2,223	1,293	3,862	2,126
Loan processing	335	975	727	2,026
Other operating	3,505	3,508	6,643	6,759
Total noninterest expenses	27,130	27,205	54,232	52,972
Income before income taxes	14,597	13,005	28,162	25,128
Income tax expense	3,089	3,357	6,443	6,499
Net income	$11,508	$9,648	$21,719	$18,629

Basic earnings per share	$0.82	$0.70	$1.55	$1.35
Diluted earnings per share	$0.80	$0.68	$1.52	$1.32

Weighted average common shares outstanding:
Basic	14,007,240	13,766,318	13,997,946	13,761,676
Diluted	14,312,848	14,172,438	14,323,400	14,070,427

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$11,508	$9,648	$21,719	$18,629

Other comprehensive loss:
Unrealized (loss) gain on investment securities available for sale	(7,054)	333	(16,342)	(1,964)
Reclassification of realized gain on sale of investment securities available for sale	—	(153)	—	(153)
	(7,054)	180	(16,342)	(2,117)
Income tax benefit (expense) relating to the items above	1,541	(50)	4,082	548
Other comprehensive (loss) income	(5,513)	130	(12,260)	(1,569)
Comprehensive income	$5,995	$9,778	$9,459	$17,060

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount

Balance, December 31, 2020	13,753,529	$138	$50,602	$106,854	$1,717	$159,311
Net income	—	—	—	8,982	—	8,982
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(1,699)	(1,699)
Stock options exercised, net of repurchased shares	1,795	—	21	(31)	—	(10)
Shares issued as compensation	3,894	—	86	—	—	86
Stock-based compensation	—	—	333	—	—	333
Balance, March 31, 2021	13,759,218	$138	$51,042	$115,805	$18	$167,003
Net income	—	—	—	9,648	—	9,648
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	130	130
Stock options exercised, net of repurchased shares	10,301	—	121	(22)	—	99
Shares issued as compensation	2,096	—	26	—	—	26
Stock-based compensation	—	—	298	—	—	298
Balance, June 30, 2021	13,771,615	$138	$51,487	$125,431	$148	$177,204

Balance, December 31, 2021	13,962,334	$140	$54,306	$144,533	$(1,076)	$197,903
Net income	—	—	—	10,211	—	10,211
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(6,747)	(6,747)
Stock options exercised, net of repurchased shares	27,028	—	339	(95)	—	244
Shares issued as compensation	11,158	—	164	—	—	164
Stock-based compensation	—	—	417	—	—	417
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, March 31, 2022	14,000,520	$140	$55,226	$153,949	$(7,823)	$201,492
Net income	—	—	—	11,508	—	11,508
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(5,513)	(5,513)
Stock options exercised, net of repurchased shares	6,638	—	84	(7)	—	77
Shares issued as compensation	3,000	—	37	—	—	37
Stock-based compensation	—	—	415	—	—	415
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, June 30, 2022	14,010,158	$140	$55,762	$164,750	$(13,336)	$207,316

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities
Net income	$21,719	$18,629
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,987	1,284
Provision for mortgage put-back reserve, net	2	210
Reversal of provision for off balance sheet credit commitments	(105)	(30)
Amortization on investments, net	532	217
Depreciation and amortization	749	986
Increase in cash surrender value of bank-owned life insurance policies	(505)	(4)
Stock-based compensation expense	832	631
Employee compensation paid in Company stock	201	26
Deferred income tax expense	946	243
Gain on sale of securities available for sale	—	(153)
Valuation allowance on derivatives	39	(221)
(Gain) loss on sale of foreclosed real estate	(20)	28
Increase in valuation of loans held for sale carried at fair value	(3,318)	(13,013)
Proceeds from sales of loans held for sale	203,103	691,510
Originations of loans held for sale	(195,504)	(619,277)
Changes in assets and liabilities:
Decrease in accrued interest receivable	625	348
(Increase) decrease in other assets	(1,191)	730
Decrease in accrued interest payable	(173)	(175)
Decrease in other liabilities	(1,391)	(5,845)
Net cash provided by operating activities	29,528	76,124

Investing activities
Purchases of securities available for sale	(62,542)	(139,318)
Proceeds from maturities, calls and principal paydowns of securities available for sale	3,614	9,617
Proceeds from sale of securities available for sale	—	66,534
(Purchases) sales of restricted investments	(117)	235
Purchases of bank-owned life insurance	—	(35,000)
Decrease (increase) in SBA-PPP loans receivable, net	92,421	(1,745)
Increase in portfolio loans receivable, net	(85,444)	(77,608)
Purchases of premises and equipment, net	(782)	(656)
Proceeds from sales of foreclosed real estate	106	61
Net cash used for investing activities	(52,744)	(177,880)

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	54,713	219,749
Interest-bearing deposits	37,070	45,542
Repayment of advances from Federal Reserve Bank	—	(1,954)
Dividends paid	(1,400)	—
Net proceeds from exercise of stock options	321	175
Net cash provided by financing activities	90,704	263,512

Net increase in cash and cash equivalents	67,488	161,756

Cash and cash equivalents, beginning of year	$183,396	146,910

Cash and cash equivalents, end of period	$250,884	$308,666

Noncash activities:
Change in unrealized losses on investments	$(16,342)	$(2,117)

Cash paid during the period for:
Taxes	$5,179	$9,140
Interest	$2,399	$4,139

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
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At June 30, 2022, Church Street Capital had loans totaling $6.4 million.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financials statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The Company reports its activities as four business segments. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.
Risks and uncertainties
The Company has been, and may continue to be, impacted by the coronavirus disease 2019 pandemic (“COVID-19”). The direct impacts of COVID-19 appear to be waning, but the pandemic’s residual impact manifests itself in supply chain and labor market imbalances and ongoing inflationary pressures. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established the Small Business Administration

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Paycheck Protection Program (“SBA-PPP”) and the American Rescue Plan Act of 2021 which was enacted in March 2021.
As the pandemic evolves, the Company remains watchful of COVID-19 surges and new variants and continues to evaluate processes in place to execute our business continuity plan and promote the health and safety of our employees.
Overall economic activity appears to have increased in the U.S. during the second quarter of 2022 after a slight regression in the first quarter as the unemployment rate remained low and job gains have been robust. The future direct and indirect impact of the pandemic on the Company’s businesses, results of operations and financial condition continues to remain uncertain as inflationary concerns remain elevated due to continuing supply and demand imbalances associated with the pandemic. Should current economic conditions deteriorate or if the pandemic worsens, including as the result of the spread of the more easily communicable variants of COVID-19, the macroeconomic environment could have an adverse effect on our businesses, results of operations and financial condition.
Significant accounting policies:
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The primary reference point for the estimates is historical experience and assumptions believed to be reasonable regarding the value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Loans held for sale
Mortgage loans originated and intended for sale are recorded at fair value, determined individually, as of the balance sheet date. Fair value is determined based on outstanding investor commitments, or in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined by the specific-identification method. The Company’s current practice is to sell residential mortgage loans on a servicing released basis. Interest on loans held for sale is credited to income based on the principal amounts outstanding.
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
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. SBA-PPP loans receivable as of June 30, 2022 totaled $16.2 million with $301 thousand of net unearned fees. SBA-PPP loans generated interest income of $1.1 million and $3.2 million for the three and six months ended June 30, 2022 and $2.3 million and $4.7 million for the three and six months ended June 30, 2021.
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
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, client bankruptcy and lack of assets, and/or collateral deficiencies.
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
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related property, generally over two to seven years. Leasehold improvements are amortized over the estimated term of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is less. The costs of major renewals and improvements are capitalized with the corresponding costs associated with amortization or depreciation included as a component of occupancy and equipment expense. Expenditures for maintenance, repairs, and minor replacements are charged to noninterest expenses as incurred.
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
Bank-owned life insurance
The Company had $36.0 million of bank-owned life insurance at June 30, 2022 and $35.0 million at June 30, 2021. The Company recognized income, which is included in other noninterest income, of $254 thousand and $505 thousand for the three and six months ended June 30, 2022, respectively, and $4 thousand for both the three and six months ended June 30, 2021.
Income taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At June 30, 2022, there were 141 thousand stock options excluded from the calculation as their effect would have been anti-dilutive, whereas at June 30, 2021 there were no such options.

Comprehensive loss:
The Company reports as comprehensive loss all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of June 30, 2022 and December 31, 2021 is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Unrealized losses on securities available for sale	$(17,846)	$(1,504)
Deferred tax benefit	4,510	428
Total accumulated comprehensive loss	$(13,336)	$(1,076)
Recently issued accounting pronouncements:
In June 2016, the FASB issued guidance to change the accounting for loan losses and modify the impairment model for certain debt securities. In October 2019, the FASB voted to delay implementation and the new standard is now effective for fiscal years beginning after December 15, 2022, including the interim periods within those fiscal years. The Company expects the provisions of this standard to impact the Company’s consolidated financial statements, in particular, the level of the reserve for loan losses. The Company engaged a consultant to assist with the implementation of this ASU and has completed various milestones so as to ensure the timely implementation of the ASU. The Company has preliminary results and has continued to refine the model in Q2 2022. The Company plans to refine assumptions, establish policy, complete model validation and identify expected financial statement impact over the next quarter. The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption was permitted, the Company did not elect that option. In addition to its allowance for loan losses, the Company will also record an allowance for credit losses on held-to-maturity debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Such modifications include short-term (e.g., six months) modifications that include payment deferrals of (i) principal and interest, (ii) interest only and (iii) principal only, fee waivers, extensions of repayment terms, and other delays in payment that are deemed insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. As of June 30, 2022, the Company had offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue.
In February 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan re-financings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also add requirements to disclose current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and are currently evaluating the timing of adoption.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits. At June 30, 2022 and December 31, 2021, the requirements were satisfied by amounts on deposit with the Federal Reserve Bank and cash on hand.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at June 30, 2022 and December 31, 2021 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
June 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasuries	$181,808	$—	$(13,159)	$168,649
Municipal	10,820	—	(2,378)	8,442
Corporate	5,000	—	(241)	4,759
Asset-backed securities	9,606	—	(191)	9,415
Mortgage-backed securities	37,121	2	(1,879)	35,244
Total	$244,355	$2	$(17,848)	$226,509

December 31, 2021
Available for sale
U.S. Treasuries	$132,452	$45	$(1,496)	$131,001
Municipal	10,825	43	(394)	10,474
Corporate	5,000	—	(66)	4,934
Asset-backed securities	10,093	59	(12)	10,140
Mortgage-backed securities	27,589	514	(197)	27,906
Total	$185,959	$661	$(2,165)	$184,455
There were no securities sold during the six months ended June 30, 2022. There were 28 securities sold during the six months ended June 30, 2021. Proceeds from sales of securities sold during the six months ended June 30, 2021 were $66.5 million. The investment sales resulted in gross gains of $694 thousand and gross losses of $541 thousand for the three and six months ended June 30, 2021.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)
Information related to unrealized losses in the investment portfolio as of June 30, 2022 and December 31, 2021 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$168,649	$(13,159)	$—	$—	$168,649	$(13,159)
Municipal	6,012	(1,644)	2,430	(734)	8,442	(2,378)
Corporate	4,286	(214)	473	(27)	4,759	(241)
Asset-backed securities	7,539	(154)	1,876	(37)	9,415	(191)
Mortgage-backed securities	16,836	(1,417)	8,344	(462)	25,180	(1,879)
Total	$203,322	$(16,588)	$13,123	$(1,260)	$216,445	$(17,848)

December 31, 2021
U.S. Treasuries	$110,191	$(1,496)	$—	$—	$110,191	$(1,496)
Municipal	5,750	(248)	3,019	(146)	8,769	(394)
Corporate	4,448	(52)	486	(14)	4,934	(66)
Asset-backed securities	—	—	2,115	(12)	2,115	(12)
Mortgage-backed securities	14,114	(189)	2,124	(8)	16,238	(197)
Total	$134,503	$(1,985)	$7,744	$(180)	$142,247	$(2,165)
At June 30, 2022, there were two municipal securities, one corporate security, one asset-backed security, and two mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2021 there were two municipal securities, one corporate security, one asset-backed security, and one mortgage-backed security that had been in an unrealized loss position for greater than twelve months. Management believes that the unrealized losses at June 30, 2022 and December 31, 2021 resulted from changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
There were no pledged securities at June 30, 2022 or December 31, 2021.
Contractual maturities of investment securities at June 30, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

Contractual Maturities
	June 30, 2022		December 31, 2021
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$9,981	$9,896	$—	$—
Over one to five years	98,110	93,339	58,602	57,650
Over five to ten years	78,717	70,173	78,850	78,285
Over ten years	10,820	8,442	10,825	10,474
Asset-backed securities(1)	9,606	9,415	10,093	10,140
Mortgage-backed securities(1)	37,121	35,244	27,589	27,906
Total	$244,355	$226,509	$185,959	$184,455
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
SBA-PPP gross loans receivable totaled $16.2 million at June 30, 2022, and $111.5 million at December 31, 2021, and were all rated as pass credits and were not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $301 thousand at June 30, 2022 compared to $1.3 million at December 31, 2021.
Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans as are as follows:

Portfolio Loan Categories
(in thousands)	June 30, 2022	December 31, 2021
Real estate:
Residential	$430,244	$401,607
Commercial	608,646	556,339
Construction	241,249	255,147
Commercial and Industrial	193,262	175,956
Credit card	142,166	141,120
Other consumer	856	1,033
Portfolio loans receivable, gross	1,616,423	1,531,202
Deferred origination fees, net	(8,746)	(7,220)
Allowance for loan losses	(26,419)	(25,181)
Portfolio loans receivable, net	$1,581,258	$1,498,801
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of June 30, 2022, there were approximately $350.3 million of owner-occupied commercial real estate loans, representing approximately 58% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Through the OpenSky® credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $122.5 million and $126.8 million of the $138.6 million and $140.2 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of June 30, 2022 and December 31, 2021, respectively, while $3.6 million and $951 thousand of the credit card balances were related to the unsecured credit cards for the same periods.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired at acquisition, the difference between the contractually required payments and expected cash flows are recorded as a non-accretable discount. The remaining non-accretable discounts on loans acquired was $285 thousand as of June 30, 2022 and December 31, 2021. Loans with non-accretable discounts had carrying values of $803 thousand and $818 thousand as of June 30, 2022 and December 31, 2021, respectively.
Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Accretable discount at beginning of period	$164	$218	$166	$221
Less: Accretion and payoff of loans	(5)	(6)	(7)	(9)
Accretable discount at end of period	$159	$212	$159	$212
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and six months ended June 30, 2022 and June 30, 2021.

Allowance for Loan Losses	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
(in thousands)
Three Months Ended June 30, 2022
Real estate:
Residential	$5,832	$31	$—	$—	$5,863
Commercial	8,718	139	—	—	8,857
Construction	4,607	(134)	—	—	4,473
Commercial and Industrial	2,350	107	—	—	2,457
Credit card	3,735	1,892	(880)	12	4,759
Other consumer	10	—	—	—	10
Total	$25,252	$2,035	$(880)	$12	$26,419

Six Months Ended June 30, 2022
Real estate:
Residential	$5,612	$251	$—	$—	$5,863
Commercial	8,566	291	—	—	8,857
Construction	4,699	(226)	—	—	4,473
Commercial and Industrial	2,637	(180)	—	—	2,457
Credit card	3,655	2,853	(1,779)	30	4,759
Other consumer	12	(2)	—	—	10
Total	$25,181	$2,987	$(1,779)	$30	$26,419

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Allowance for Loan Losses
	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2021
Real estate:
Residential	$6,816	$(107)	$—	$—	$6,709
Commercial	7,362	415	—	—	7,777
Construction	4,644	(102)	—	1	4,543
Commercial and Industrial	2,449	176	(95)	5	2,535
Credit card	2,232	432	(172)	10	2,502
Other consumer	47	(34)	—	—	13
Total	$23,550	$781	$(267)	$16	$24,079

Six Months Ended June 30, 2021
Real estate:
Residential	$7,153	$(444)	$—	$—	$6,709
Commercial	6,786	991	—	—	7,777
Construction	4,595	(53)	—	1	4,543
Commercial and Industrial	2,417	313	(200)	5	2,535
Credit card	2,462	485	(472)	27	2,502
Other consumer	21	(8)	—	—	13
Total	$23,434	$1,284	$(672)	$33	$24,079

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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
June 30, 2022	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$5,863	$3,180	$427,064
Commercial	—	8,857	961	607,685
Construction	—	4,473	2,041	239,208
Commercial and Industrial	160	2,297	871	192,391
Credit card	—	4,759	—	142,166
Other consumer	—	10	—	856
Total	$160	$26,259	$7,053	$1,609,370

December 31, 2021
Real estate:
Residential	$—	$5,612	$2,835	$398,772
Commercial	—	8,566	25	556,314
Construction	—	4,699	7,803	247,344
Commercial and Industrial	218	2,419	676	175,280
Credit card	—	3,655	—	141,120
Other consumer	—	12	—	1,033
Total	$218	$24,963	$11,339	$1,519,863

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of June 30, 2022 and December 31, 2021 were as follows:

Portfolio Loans Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Non-accrual Loans
(in thousands)
June 30, 2022
Real estate:
Residential	$1,424	$2,878	$4,302	$425,942	$430,244	$—	$3,180
Commercial	882	1,155	2,037	606,609	608,646	194	961
Construction	815	2,041	2,856	238,393	241,249	—	2,041
Commercial and Industrial	352	575	927	192,335	193,262	—	871
Credit card	16,586	90	16,676	125,490	142,166	90	—
Other consumer	—	—	—	856	856	—	—
Total	$20,059	$6,739	$26,798	$1,589,625	$1,616,423	$284	$7,053

December 31, 2021
Real estate:
Residential	$469	$2,494	$2,963	$398,644	$401,607	$72	$2,835
Commercial	367	25	392	555,947	556,339	—	25
Construction	—	7,803	7,803	247,344	255,147	—	7,803
Commercial and Industrial	183	593	776	175,180	175,956	—	676
Credit card	19,022	10	19,032	122,088	141,120	10	—
Other consumer	—	—	—	1,033	1,033	—	—
Total	$20,041	$10,925	$30,966	$1,500,236	$1,531,202	$82	$11,339

There were $628 thousand and $6 thousand, respectfully, of loans secured by one-to-four family residential properties in the process of foreclosure as of June 30, 2022 and December 31, 2021.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Impaired portfolio loans were as follows:

Impaired Portfolio Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
June 30, 2022
Real estate:
Residential	$3,337	$3,180	$—	$3,180	$—
Commercial	1,029	961	—	961	—
Construction	2,123	2,041	—	2,041	—
Commercial and Industrial	1,041	516	355	871	160
Total	$7,530	$6,698	$355	$7,053	$160

December 31, 2021
Real estate:
Residential	$3,022	$2,835	$—	$2,835	$—
Commercial	90	25	—	25	—
Construction	7,885	7,803	—	7,803	—
Commercial and Industrial	832	340	336	676	218
Total	$11,829	$11,003	$336	$11,339	$218

The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Portfolio Loans
	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$3,342	$11	$3,344	$18
Commercial	1,030	2	1,031	4
Construction	2,123	—	2,123	—
Commercial and Industrial	1,266	9	1,277	14
Total	$7,761	$22	$7,775	$36

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Interest Recognized on Impaired Portfolio Loans
	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$4,952	$15	$4,955	$21
Commercial	1,080	3	1,094	17
Construction	2,720	—	2,720	—
Commercial and Industrial	1,154	31	1,155	34
Total	$9,906	$49	$9,924	$72
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
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Portfolio Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
June 30, 2022
Real estate:
Residential	$423,366	$1,733	$5,145	$—	$430,244
Commercial	601,627	6,058	961	—	608,646
Construction	239,208	—	2,041	—	241,249
Commercial and Industrial	187,682	3,976	1,604	—	193,262
Credit card	142,166	—	—	—	142,166
Other consumer	856	—	—	—	856
Portfolio loans receivable, gross	$1,594,905	$11,767	$9,751	$—	$1,616,423

December 31, 2021
Real estate:
Residential	$394,488	$2,540	$4,579	$—	$401,607
Commercial	548,244	8,070	25	—	556,339
Construction	243,848	3,496	7,803	—	255,147
Commercial and Industrial	164,066	10,417	1,473	—	175,956
Credit card	141,120	—	—	—	141,120
Other consumer	1,033	—	—	—	1,033
Portfolio loans receivable, gross	$1,492,799	$24,523	$13,880	$—	$1,531,202
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Modifications such as payment deferrals through June 30, 2022 have been short term in nature and are included in the population of loans deferred and have not impacted TDRs. The status of TDRs is as follows:

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
June 30, 2022		Performing	Nonperforming	Total
Real estate:
Residential	4	$—	$443	$443
Commercial and Industrial	1	—	76	76
Total	5	$—	$519	$519

December 31, 2021
Real estate:
Residential	4	$—	$450	$450
Commercial and Industrial	1	—	83	83
Total	5	$—	$533	$533
During the three and six months ended June 30, 2022 and 2021 the Company did not have any new TDRs and no TDRs defaulted during the same periods.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	June 30, 2022	December 31, 2021
Unused lines of credit
Real Estate:
Residential	$18,255	$15,747
Residential - Home Equity	37,390	37,640
Commercial	30,879	17,225
Construction	100,974	118,518
Commercial and Industrial	48,919	45,135
Credit card(1)	126,079	123,874
Other consumer	2,295	2,247
Total	$364,791	$360,386

Commitments to originate residential loans held for sale	$183	$1,385

Letters of credit	$5,085	$5,105
________________________
(1)     Outstanding loan commitments in the credit card portfolio include $121.3 million and $121.7 million in secured balances as of June 30, 2022 and December 31, 2021, respectively.

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
The Company's maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments and lines of credit are generally made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments. The Company maintains an estimated reserve for off balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

Off Balance Sheet Reserve
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance at beginning of period	$1,586	$1,822	$1,736	$1,775
Provision for (reversal of) off balance sheet credit commitments	45	(77)	(105)	(30)
Balance at end of period	$1,631	$1,745	$1,631	$1,745
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
The Company maintains an estimated reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
(in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance at beginning of period	$1,164	$1,284	$1,164	$1,160
Provision for mortgage loan put backs	2	86	2	210
Balance at end of period	$1,166	$1,370	$1,166	$1,370

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Derivative Financial Instruments
As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company then locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (Best Efforts). Certain loans under rate lock commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Interest rate lock commitments and forward sales contracts are considered to be derivatives.. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments by estimating the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded.
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	June 30, 2022	December 31, 2021
Notional amount of open forward sales agreements	$14,250	$22,500
Fair value of open forward delivery sales agreements	(34)	(16)
Notional amount of interest rate lock commitments	6,631	18,053
Fair value of interest rate lock commitments	12	34

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
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate used was 2.05% at June 30, 2022 and December 31, 2021. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases (continued)
As of June 30, 2022, the Company’s net lease ROU assets and related lease liabilities were $2.7 million and $2.9 million, respectively, compared to December 31, 2021 balances of $2.5 million of ROU assets and $2.7 million of lease liabilities, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of June 30, 2022, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	June 30, 2022	December 31, 2021
Lease Right of Use Asset:
Lease asset	$5,240	$5,364
Less: Accumulated amortization	(2,581)	(2,898)
Net lease asset	$2,659	$2,466

Lease Liability:
Lease liability	$5,396	5,535
Less: Accumulated amortization	(2,485)	(2,800)
Lease liability	$2,911	$2,735
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	June 30, 2022
Amounts due in:
2022	538
2023	1,091
2024	721
2025	259
2026 and thereafter	392
Total future lease payments	3,001
Discount of cash flows	(90)
Present value of net future lease payments	$2,911
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 as follows:

Fair Value of Financial Instruments
(in thousands)
June 30, 2022	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. Treasuries	$168,649	$168,649	$—	$—
Municipal	8,442	—	8,442	—
Corporate	4,759	—	4,759	—
Asset-backed securities	9,415	—	9,415	—
Mortgage-backed securities	35,244	—	35,244	—
Total	$226,509	$168,649	$57,860	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$11,708	$—	$11,708	$—
Derivative assets	$12	$—	$12	$—
Derivative liabilities	$34	$—	$34	$—

December 31, 2021
Investment securities available for sale
U.S. Treasuries	$131,001	$131,001	$—	$—
Municipal	10,474	—	10,474	—
Corporate	4,934	—	4,934	—
Asset-backed securities	10,140	—	10,140	—
Mortgage-backed securities	27,906	—	27,906	—
Total	$184,455	$131,001	$53,454	$—
Marketable equity securities	$245	$—	$245	$—
Loans held for sale	$15,989	$—	$15,989	$—
Derivative assets	$34	$—	$34	$—
Derivative liabilities	$16	$—	$16	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	June 30, 2022	December 31, 2021
Aggregate fair value	$11,708	$15,989
Contractual principal	10,851	14,504
Difference	$857	$1,485

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2022 and December 31, 2021, the fair values consist of loan balances of $7.1 million and $11.3 million, with specific reserves of $160 thousand and $218 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	June 30, 2022	December 31, 2021
Impaired loans
Level 3 inputs	$6,893	$11,121
Total	$6,893	$11,121

Foreclosed real estate
Level 3 inputs	$—	$86
Total	$—	$86
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2022 and December 31, 2021:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$14,776	$14,776	$42,914	$42,914
Interest bearing deposits at other financial institutions	234,823	234,823	136,824	136,824
Federal funds sold	1,285	1,285	3,657	3,657
Level 3
Loans receivable, net (1)	$1,597,122	$1,568,011	$1,607,086	$1,598,228
Marketable equity securities	245	245	245	245
Restricted investments	3,615	3,615	3,498	3,498

Financial liabilities
Level 1
Noninterest bearing deposits	$842,363	$842,363	$787,650	$787,650
Level 3
Interest bearing deposits	$1,046,557	$1,047,194	$1,009,487	$1,011,121
FHLB advances and other borrowed funds	34,062	32,979	34,062	34,263
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at June 30, 2022 and June 30, 2021.

Segments

For the Three Months Ended June 30, 2022
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$18,912	$134	$16,780	$758	$(28)	$36,556
Interest expense	952	64	—	168	(28)	1,156
Net interest income	17,960	70	16,780	590	—	35,400
Provision for loan losses	—	—	2,035	—	—	2,035
Net interest income after provision	17,960	70	14,745	590	—	33,365
Noninterest income	526	1,626	6,210	—	—	8,362
Noninterest expense(1)	12,859	2,217	11,940	114	—	27,130
Net income before taxes	$5,627	$(521)	$9,015	$476	$—	$14,597

Total assets	$1,958,893	$12,257	$137,180	$226,950	$(180,434)	$2,154,846

For the Three Months Ended June 30, 2021
Interest income	$17,297	$313	$11,114	$600	$(35)	$29,289
Interest expense	1,413	221	—	170	(35)	1,769
Net interest income	15,884	92	11,114	430	—	27,520
Provision for loan losses	349	—	432	—	—	781
Net interest income after provision	15,535	92	10,682	430	—	26,739
Noninterest income	260	5,454	7,715	42	—	13,471
Noninterest expense(1)	10,489	3,283	13,328	105	—	27,205
Net income before taxes	$5,306	$2,263	$5,069	$367	$—	$13,005

Total assets	$1,943,106	$49,110	$128,009	$197,071	$(165,446)	$2,151,850
________________________
(1)     Noninterest expense includes $6.7 million and $9.3 million in data processing expense in OpenSky’s® segment for the three months ended June 30, 2022 and 2021, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

For the Six Months Ended June 30, 2022
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$37,412	$245	$31,720	$1,645	$(65)	$70,957
Interest expense	1,805	145	—	341	(65)	2,226
Net interest income	35,607	100	31,720	1,304	—	68,731
Provision for loan losses	—	—	2,987	—	—	2,987
Net interest income after provision	35,607	100	28,733	1,304	—	65,744
Noninterest income	1,083	3,433	12,134	—	—	16,650
Noninterest expense(1)	24,922	4,316	24,822	172	—	54,232
Net income before taxes	$11,768	$(783)	$16,045	$1,132	$—	$28,162

Total assets	$1,958,893	$12,257	$137,180	$226,950	$(180,434)	$2,154,846

For the Six Months Ended June 30, 2021
Interest income	$34,861	$789	$19,309	$1,029	(61)	$55,927
Interest expense	3,124	569	—	332	(61)	3,964
Net interest income	31,737	220	19,309	697	—	51,963
Provision for loan losses	729	—	485	70	—	1,284
Net interest income after provision	31,008	220	18,824	627	—	50,679
Noninterest income	498	13,227	13,655	41	—	27,421
Noninterest expense(1)	19,888	7,202	25,702	180	—	52,972
Net income before taxes	$11,618	$6,245	$6,777	$488	$—	$25,128

Total assets	$1,943,106	$49,110	$128,009	$197,071	$(165,446)	$2,151,850
________________________
(1)     Noninterest expense includes $14.3 million and $17.9 million in data processing expense in OpenSky’s® segment for the six months ended June 30, 2022 and 2021, respectively.
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
•economic conditions (including the interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation/deflation) that impact the financial services industry as a whole and/or our business;
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
Capital
As of June 30, 2022, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure our level of capital remains strong.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
	2022	2021	% Change
(in thousands)
Interest income	$36,556	$29,289	24.8%
Interest expense	1,156	1,769	(34.7)%
Net interest income	35,400	27,520	28.6%
Provision for loan losses	2,035	781	160.6%
Net interest income after provision	33,365	26,739	24.8%
Noninterest income	8,362	13,471	(37.9)%
Noninterest expenses	27,130	27,205	(0.3)%
Net income before income taxes	14,597	13,005	12.2%
Income tax expense	3,089	3,357	(8.0)%
Net income	$11,508	$9,648	19.3%
Net income for the three months ended June 30, 2022 was $11.5 million, up from net income of $9.6 million for the same period in 2021. Net interest income increased $7.9 million, or 28.6 percent, to $35.4 million when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021, primarily due to an increase in interest earned on the credit card loan portfolio. For the quarter ended June 30, 2022, noninterest income was $8.4 million, a decrease of $5.1 million, or 37.9 percent, from $13.5 million in the prior year quarter. The decrease was primarily the result of reduced mortgage banking revenue. Noninterest expense was $27.1 million for the three months ended June 30, 2022, as compared to $27.2 million for the three months ended June 30, 2021, a decrease of $74 thousand, or 0.3 percent. The decrease was primarily driven by increases in salaries and employee benefits of $1.3 million, advertising expenses of $930 thousand, and professional fees of $1.1 million and were offset by decreases in data processing expenses of $2.9 million and loan processing expenses of $640 thousand.

	Six Months Ended June 30,
	2022	2021	% Change
(in thousands)
Interest income	$70,957	$55,927	26.9%
Interest expense	2,226	3,964	(43.8)%
Net interest income	68,731	51,963	32.3%
Provision for loan losses	2,987	1,284	132.6%
Net interest income after provision	65,744	50,679	29.7%
Noninterest income	16,650	27,421	(39.3)%
Noninterest expenses	54,232	52,972	2.4%
Net income before income taxes	28,162	25,128	12.1%
Income tax expense	6,443	6,499	(0.9)%
Net income	$21,719	$18,629	16.6%
Net income for the six months ended June 30, 2022 was $21.7 million, an increase of approximately $3.1 million, or 16.6 percent, from net income for the six months ended June 30, 2021 of $18.6 million. The increase was primarily due to increases in net interest income of $16.8 million, or 32.3%, when compared to the prior year. Offsetting the net interest income increase was an increase in the provision for loan losses of $1.7 million and a decrease in noninterest income of $10.8 million. Noninterest expense was $54.2 million for the six months ended June 30, 2022, compared to $53.0 million for the six months ended June 30, 2021, an increase of $1.3 million, or 2.4 percent. The increase was primarily driven by a

$3.1 million, or 17.7 percent, increase in salaries and benefits, an increase in professional fees of 58.6 percent, or $1.8 million, and a $1.7 million, or 81.7 percent, increase in advertising expense. The increase was partially offset by a $3.9 million, or 20.0 percent, decrease in data processing and $1.3 million, or 64.1 percent, decrease in loan processing. The decrease of $3.9 million in data processing expenses was primarily due to a contract renegotiation.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$218,251	$429	0.79%	$259,330	$63	0.10%
Federal funds sold	1,655	2	0.48	3,087	—	—
Investment securities	215,172	779	1.45	139,997	544	1.56
Restricted investments	3,854	42	4.37	3,478	41	4.70
Loans held for sale	11,447	134	4.70	44,644	314	2.82
SBA-PPP loans receivable	28,870	1,120	15.56	250,040	2,272	3.64
Portfolio loans receivable(2)	1,532,671	34,050	8.91	1,316,224	26,055	7.94
Total interest earning assets	2,011,920	36,556	7.29	2,016,800	29,289	5.82
Noninterest earning assets	56,298			24,432
Total assets	$2,068,218			$2,041,232

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$259,192	38	0.06	$282,197	50	0.07
Savings	9,913	1	0.04	6,634	1	0.05
Money market accounts	566,303	396	0.28	460,669	352	0.31
Time deposits	160,279	529	1.32	304,519	1,179	1.55
Borrowed funds	34,062	192	2.27	35,770	187	2.10
Total interest bearing liabilities	1,029,749	1,156	0.45	1,089,789	1,769	0.65
Noninterest bearing liabilities:
Noninterest bearing liabilities	22,647			20,111
Noninterest bearing deposits	807,558			758,255
Stockholders’ equity	208,264			173,077
Total liabilities and stockholders’ equity	$2,068,218			$2,041,232

Net interest spread			6.84%			5.17%
Net interest income		$35,400			$27,520
Net interest margin (3)			7.06%			5.47%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended June 30, 2022 and 2021, SBA-PPP loans and credit card loans collectively accounted for 320 and 192 basis points of the reported net interest margin, respectively.

The net interest margin increased 159 basis points to 7.06% for the three months ended June 30, 2022 from the same period in 2021 due in large part to the acceleration of the deferred fees associated with the SBA-PPP loan forgiveness as well as the recognition of deferred fees on credit card loans. Net interest margin, excluding credit card and SBA-PPP loans, was 3.86% for the second quarter of 2022 compared to 3.55% for the same period in 2021. For the three months ended June 30, 2022, average interest earning assets decreased $4.9 million, or 0.2 percent, to $2.0 billion as compared to the same period in 2021, and the average yield on interest earning assets increased 147 basis points. Compared to the same period in the prior year, average interest-bearing liabilities decreased $60.0 million, or 5.5 percent, while the average cost of interest-bearing liabilities decreased 20 basis points to 0.45% from 0.65%.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
(in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$208,043	$530	0.51%	$232,712	$113	0.10%
Federal funds sold	3,148	2	0.13	3,477	—	—
Investment securities	197,965	1,149	1.17	123,443	1,022	1.67
Restricted investments	3,810	83	4.39	3,691	83	4.56
Loans held for sale	12,467	245	3.96	58,475	794	2.74
SBA-PPP loans receivable	55,917	3,186	11.49	242,619	4,741	3.94
Portfolio loans receivable(2)	1,519,857	65,762	8.73	1,305,973	49,174	7.59
Total interest earning assets	2,001,207	70,957	7.15	1,970,390	55,927	5.72
Noninterest earning assets	61,533			25,113
Total assets	$2,062,740			$1,995,503

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$276,490	$74	0.05	$269,647	$118	0.09
Savings	9,098	3	0.07	6,127	2	0.05
Money market accounts	552,858	697	0.25	465,882	881	0.38
Time deposits	165,485	1,073	1.31	318,512	2,588	1.64
Borrowed funds	34,062	379	2.24	34,699	375	2.18
Total interest bearing liabilities	1,037,993	2,226	0.43	1,094,867	3,964	0.73
Noninterest bearing liabilities:
Noninterest bearing liabilities	23,397			22,940
Noninterest bearing deposits	795,221			709,443
Stockholders’ equity	206,129			168,253
Total liabilities and stockholders’ equity	$2,062,740			$1,995,503

Net interest spread			6.72%			4.99%
Net interest income		$68,731			$51,963
Net interest margin (3)			6.93%			5.32%
_______________
(1)Annualized
(2)Includes nonaccrual loans.
(3)For the six months ended June 30, 2022 and 2021, SBA-PPP loans and credit card loans collectively accounted for 309 and 173 basis points of the reported net interest margin, respectively.

For the six months ended June 30, 2022, net interest income increased $16.8 million, or 32.3 percent, to $68.7 million from the same period in 2021, primarily due to an increase in average balances in the portfolio loans. The net interest margin increased 161 basis points to 6.93% for the six months ended June 30, 2022 from the same period in 2021. Net interest margin, excluding credit card and SBA-PPP loans, was 3.84% for the six months ended June 30, 2022 compared to 3.59% for the same period in 2021.
For the six months ended June 30, 2022, average interest earning assets increased $30.8 million, or 1.6 percent, to $2.0 billion as compared to the same period in 2021, and the average yield on interest earning assets increased 143 basis points, from 5.72% for the six months ended June 30, 2022 to 7.15% for the six months ended June 30, 2022. The largest increase in interest income when comparing these two time periods related to the income generated by the average portfolio of loans receivable, which grew $213.9 million, from $1.3 billion at June 30, 2021 to $1.5 billion at June 30, 2022. This growth in average portfolio loan balances provided an increase of $11.7 million in interest income with $7.0 million of that growth attributable to the credit card portfolio. Increases in the yield on the credit card portfolio contributed another $5.7 million when comparing the six months ended June 30, 2022 to the same prior year period.
For the six months ended June 30, 2022, average interest-bearing liabilities decreased $56.9 million, or 5.2 percent when compared to the six month period ended June 30, 2021. The average cost of interest bearing liabilities decreased 30 basis points to 0.43% from 0.73% when comparing the six months ended June 30, 2022 to the six months ended June 30, 2022.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Compared to the			Compared to the
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest bearing deposits	$(81)	$447	$366	$(63)	$480	$417
Federal funds sold	(2)	4	2	—	2	2
Investment securities	272	(37)	235	432	(305)	127
Restricted stock	4	(3)	1	3	(3)	—
Loans held for sale	(389)	209	(180)	(905)	356	(549)
SBA-PPP loans	(8,578)	7,426	(1,152)	(10,638)	9,083	(1,555)
Portfolio loans excluding credit card loans	2,414	(298)	2,116	4,640	(758)	3,882
Credit card loans	3,168	2,711	5,879	7,029	5,677	12,706
Total interest income	(3,192)	10,459	7,267	498	14,532	15,030

Interest Expense:
Interest bearing demand accounts	(4)	(8)	(12)	2	(46)	(44)
Savings	—	—	—	1	—	1
Money market accounts	74	(30)	44	110	(294)	(184)
Time deposits	(476)	(174)	(650)	(993)	(522)	(1,515)
Borrowed funds	(10)	15	5	(7)	11	4
Total interest expense	(416)	(198)	(613)	(887)	(851)	(1,738)
Net interest income	$(2,776)	$10,657	$7,880	$1,385	$15,383	$16,768

When comparing the three months ended June 30, 2022 to the same period in 2021, the greatest positive impact to total interest income was associated with the credit card portfolio. On a stand-alone basis, the credit card portfolio contributed an increase of $5.9 million when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021 due to volume increases and an increase in late charges which impact the rate calculation. Volume increases in the portfolio loans excluding credit cards accounted for an additional $2.4 million in interest income for the three months ended June 30, 2022. Growth in portfolio loan volumes contributed $11.7 million to the increase in net interest income with $7.0 million attributable to the growth in the credit card portfolio when comparing the six months ended June 30, 2022 to the same period in the prior year. Rate reductions in interest-bearing liabilities contributed an additional $851 thousand to the net interest income growth for the same comparative period.
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”
The provision for loan losses of $2.0 million for the three months ended June 30, 2022 was primarily related to growth in the credit card portfolio and the cycling of credit card accounts. Net charge-offs for the second quarter of 2022 were $868 thousand, or 0.23% on an annualized basis of average portfolio loans, compared to $252 thousand, or 0.08% on an annualized basis of average loans for the second quarter of 2021. All of the $868 thousand in net charge-offs during the quarter were related to the credit card portfolio and were primarily due to credit card charge-offs resulting from growth in our credit card portfolio and certain charges in excess of credit limits on our secured and partially secured credit cards, and not a general deterioration in overall credit quality.
For the six months ended June 30, 2022, the provision for loan losses was $3.0 million, an increase of $1.7 million from the prior year to date period. Net charge-offs for the six months ended June 30, 2022 were $1.7 million, or 0.23% of average portfolio loans on an annualized basis, compared to $640 thousand, or 0.10% of average portfolio loans on an annualized basis, for the same period in 2021. The $1.7 million in net charge-offs during the six months ended June 30, 2022 was comprised of credit card portfolio net charge-offs and were primarily due to the growth in our credit card portfolio and certain charges in excess of credit limits on our secured and partially secured credit cards, and not a general deterioration in overall credit quality.
The allowance for loan losses as a percent of portfolio loans was 1.64% at June 30, 2022 and 1.65% at December 31, 2021.
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

The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$183	$165	10.9%	$346	$312	10.9%
Credit card fees	6,210	7,715	(19.5)	12,134	13,655	(11.1)
Mortgage banking revenue	1,528	5,270	(71.0)	3,318	13,013	(74.5)
Gain on sale of investment securities available for sale, net	—	153	(100.0)	—	153	(100.0)
Other income	441	168	162.5	852	288	195.8
Total noninterest income	$8,362	$13,471	(37.9)%	$16,650	$27,421	(39.3)%
For the three months ended June 30, 2022, OpenSky's® secured credit card accounts decreased by 14 thousand net compared to 65 thousand net new accounts for the same period in 2021 as the elevated new account originations related to Covid stimulus payments subside. The decrease in active accounts led to a decrease in interchange and statement fees during the three months ended June 30, 2022 when compared to the same period in 2021.
The continued steepening of the yield curve during 2022 slowed mortgage originations from the year earlier when low interest rates fueled refinance volumes. The Bank’s Capital Bank Home Loans division saw origination volumes decline 68.2 percent, to $84.4 million, in the second quarter of 2022, when compared to $265.5 million in the second quarter of 2021. Gain on sale margins are down from 2.79% for the three months ended June 30, 2021, to 2.14% for the three months ended June 30, 2022, as mortgage lenders continue to compete over a dwindling customer base. Historically-low housing inventory, shortages in new home building materials, and fluctuating interest rates are likely to continue suppressing origination volumes throughout 2022.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a risk and has established a reserve under generally accepted accounting principles for possible repurchases. The reserve was $1.2 million at June 30, 2022 and December 31, 2021. The Bank did not repurchase any loans during the three months ended June 30, 2022 or the three months ended June 30, 2021. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
For the six months ended June 30, 2022, noninterest income was $16.7 million, a decrease of $10.8 million, or 39.3 percent, from the same period in 2021, and was primarily driven by the reduction in mortgage banking revenues of $9.7 million. Gain on sale margins dropped to 2.45% for the six months ended June 30, 2022, from 2.89%, when compared to the same period last year. The steepening yield curve in 2022 has slowed originations from the year earlier period when low interest rates fueled refinance volumes. Historically-low housing inventory, shortages in new home building materials, and fluctuating interest rates are likely to continue suppressing origination volumes through the remainder of 2022. Purchase volume as a percentage of loan originations was 78.4 percent for the six months ended June 30, 2022, compared to 35.7 percent for the six months ended June 30, 2021, reflecting the market shift away from refinancing due to rising interest rates. Credit card fees were down 11.1%, or $1.5 million when comparing the six months ended June 30, 2022 to the same period in the prior year due to normal customer attrition and increased competition from fintech and credit card companies offering unsecured subprime credit cards.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$10,071	8,750	15.1%	$20,381	17,317	17.7%
Occupancy and equipment	1,313	1,195	9.9	2,339	2,324	0.6
Professional services	2,417	1,362	77.5	4,738	2,987	58.6
Data processing	7,266	10,122	(28.2)	15,542	19,433	(20.0)
Advertising	2,223	1,293	71.9	3,862	2,126	81.7
Loan processing	335	975	(65.6)	727	2,026	(64.1)
Other operating	3,505	3,508	(0.1)	6,643	6,759	(1.7)
Total noninterest expense	$27,130	$27,205	(0.3)	$54,232	$52,972	2.4
During the second quarter of 2022, salaries and employee benefits increased due to the addition of new employees in our commercial and commercial real estate lending groups as well as additional positions in executive management during the third quarter of 2021 as the Company continued to put in place the requisite human capital for its continued growth. Professional fees associated with the commercial bank segment increased as the Company continued to build out its regulatory and compliance infrastructure in anticipation of the budgeted growth for 2022. The increase in advertising was due primarily to targeted marketing campaigns for the OpenSky® division. Key contract renegotiation during the first quarter of 2022 in the Bank’s OpenSky® division drove the reduction in data processing expense of $2.9 million for the three months ended June 30, 2022 when compared to the same period of 2021.
Noninterest expense was $54.2 million for the six months ended June 30, 2022, as compared to $53.0 million for the six months ended June 30, 2021, an increase of $1.3 million, or 2.4 percent. The increase was primarily driven by a $3.1 million, or 17.7 percent, increase in salaries and benefits, an increase in professional fees of 58.6 percent, or $1.8 million, and a $1.7 million, or 81.7 percent, increase in advertising expense. The increase was partially offset by a $3.9 million, or 20.0 percent, decrease in data processing and a $1.3 million, or 64.1 percent, decrease in loan processing. The decrease of $3.9 million in data processing expenses was primarily due to a contract renegotiation while the decrease in loan processing fees was due to the reduction in mortgage loan volume.
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

Income tax expense was $3.1 million for the three months ended June 30, 2022 compared to $3.4 million for the same period of 2021. Our effective tax rates for those periods were 21.2% and 25.8%, respectively. For the six months ended June 30, 2022, income tax expense was $6.4 million compared to $6.5 million for the six months ended June 30, 2021, with effective tax rates of 22.9% and 25.9% for 2022 and 2021, respectively.
Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	June 30,		Change expressed in:
(in thousands)	2022	2021	Dollars	Percent

Total assets	$2,154,846	$2,151,850	$2,996	0.1%
AFS securities	226,509	160,515	65,994	41.1
Portfolio loans receivable, net	1,607,677	1,392,471	215,206	15.5
Deposits	1,888,920	1,917,419	(28,499)	(1.5)
Borrowings	34,062	34,062	—	—
Stockholders’ equity	207,316	177,204	30,112	17.0
Equity to total assets at end of period	9.6%	8.2%		17.1
Average number of basic shares outstanding	13,998	13,762		1.7
Average number of diluted shares outstanding	14,323	14,070		1.8
Total assets at June 30, 2022 were comparable to the balance at June 30, 2021. Increases in the portfolio loans receivable were offset by decreases in the loans held for sale portfolio as well as a reduction in SBA-PPP loans when comparing the period end balances at June 30, 2022 to June 30, 2021.
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
To supplement interest income earned on our loan portfolio, the Company invests in U.S. Treasuries, high quality mortgage-backed securities, government agency bonds, asset-backed securities and high quality municipal and corporate bonds.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at June 30, 2022 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the book value of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
June 30, 2022	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$9,981	1.86%	$98,110	1.36%	$73,717	1.27%	$—	—%	$181,808	$168,649	1.35%
Municipal	—	—	—	—	—	—	10,820	1.94	10,820	8,442	1.94
Corporate bonds	—	—	—	—	5,000	4.31	—	—	5,000	4,759	4.31
Asset-backed securities	—	—	—	—	—	—	9,606	1.51	9,606	9,415	1.51
Mortgage-backed securities	—	—	10,062	5.18	13,101	2.94	13,958	(2.70)	37,121	35,244	1.43
Total	$9,981	1.86%	$108,172	1.72%	$91,818	1.67%	$34,384	(0.06)%	$244,355	$226,509	1.45%
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

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of June 30, 2022
(in thousands)	One Year or Less		One to Five Years		Over Five Years to Fifteen Years		After Fifteen Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Real estate:
Residential	$90,067	5.43%	$159,541	4.76%	$97,231	4.41%	$83,405	4.14%	$430,244
Commercial	81,638	5.20	283,423	4.58	239,871	4.17	3,714	3.67	608,646
Construction	218,781	5.79	11,980	5.97	10,488	3.75	—	—	241,249
Commercial	65,410	5.29	60,106	4.38	62,186	5.39	5,560	4.74	193,262
Credit card	142,166	52.74	—	—	—	—	—	—	142,166
Other consumer	235	2.78	212	4.61	409	4.89	—	—	856
Total portfolio loans, gross	$598,297	16.76%	$515,262	4.64%	$410,185	4.40%	$92,679	4.16%	$1,616,423

Loans above maturing after one year categorized by rate characteristic:					Predetermined Interest Rates		Floating or Variable Rates		Total
Real estate:
Residential					$170,569		$169,608		$340,177
Commercial					350,571		176,437		527,008
Construction					11,283		11,185		22,468
Commercial					57,925		69,927		127,852
Other consumer					608		13		621
Total portfolio loans, gross					$590,956		$427,170		$1,018,126
In addition to the portfolio loans shown above, gross SBA-PPP loans receivable, which totaled $16.2 million at June 30, 2022, mature in the 1-5 year time-frame and carry a fixed rate of interest.
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
At June 30, 2022, the recorded investment in impaired loans was $7.1 million, $355 thousand of which required a specific reserve of $160 thousand compared to a recorded investment in impaired loans of $11.3 million including $336 thousand requiring a specific reserve of $218 thousand at December 31, 2021. Of the $7.1 million of impaired loans, $1.4 million was related to one construction loan relationship believed to be well-collateralized and $2.0 million was related to one home equity line of credit loan relationship believed to be well-collateralized.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At June 30, 2022, the Company had five loans amounting to $519 thousand that were considered to be TDRs, compared to five loans amounting to $533 thousand at December 31, 2021.
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
The following table presents key ratios for the allowance for loan losses and nonaccrual loans for the periods indicated:

(in thousands)	Allowance for loan losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for loan losses to nonaccrual loans (1)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Real estate:
Residential	1.36%	1.40%	0.74%	0.71%	184%	198%
Commercial	1.46	1.54	0.16	—	922	34,606
Construction	1.85	1.84	0.85	3.06	219	60
Commercial	1.27	1.50	0.45	0.38	282	390
Credit card	3.35	2.59	—	—	—	—
Other consumer	1.13	1.13	—	—	—	—
Total	1.64%	1.65%	0.44%	0.75%	375%	222%
_____________
(1)Allowance calculation excludes SBA-PPP loans.

In determining the allowance for loan loss on the credit card portfolio, management uses the historical loss experience of the credit card portfolio as a major consideration and applies that factor to both the secured and unsecured credit card loan balances.

The following tables present a summary of the net charge-off (recovery) of loans as a percentage of average loans for the periods indicated:

	For the Three Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$—	$420,984	—%	$—	$420,106	—%
Commercial	—	571,131	—	—	436,943	—
Construction	—	241,278	—	(1)	219,768	—
Commercial	—	173,706	—	90	137,192	0.07
Credit card	868	124,548	0.70	162	100,456	0.16
Other consumer	—	1,024	—	—	1,759	—
Total	$868	$1,532,671	0.06%	$251	$1,316,224	0.02%

	For the Six Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$—	$413,088	—%	$—	$414,917	—%
Commercial	—	563,071	—	—	427,270	—
Construction	—	247,572	—	(1)	225,146	—
Commercial	—	170,638	—	195	140,719	0.14
Credit card	1,749	124,735	1.40	445	96,326	0.46
Other consumer	—	753	—	—	1,595	—
Total	$1,749	$1,519,857	0.12%	$639	$1,305,973	0.05%
Total charge-offs for the quarter and year to date periods ended June 30, 2022 were primarily due to credit card charge-offs resulting from growth in our credit card portfolio and certain charges in excess of credit limits on our secured and partially secured credit cards, and not a general deterioration in overall credit quality.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2022		December 31, 2021
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,863	22%	$5,832	23%
Commercial	8,857	34	8,718	35
Construction	4,473	17	4,607	18
Commercial and Industrial	2,457	9	2,350	9
Credit card	4,759	18	3,735	15
Other consumer	10	—	10	—
Total allowance for loan losses	$26,419	100%	$25,252	100%
_______________
(1)Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.

Total Liabilities
Total liabilities at June 30, 2022 saw an increase from the December 31, 2021 balance primarily due to growth in the deposit portfolio.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. The Company continues to execute on its strategic initiative to improve the deposit portfolio mix by reducing reliance on wholesale time deposits. At June 30, 2022 and December 31, 2021, the Company had no balances pertaining to wholesale time deposits. Our credit card customers are a significant source of low cost deposits. As of June 30, 2022 and December 31, 2021, our credit card customers accounted for $214.1 million and $229.5 million, or 25.4% and 29.1%, respectively, of our total noninterest bearing deposit balances.

The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Six Months Ended June 30, 2022		For the Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest-bearing demand accounts	$276,490	0.05%	$289,285	0.07%
Money market accounts	552,858	0.25	482,225	0.31
Savings accounts	9,098	0.07	6,470	0.05
Certificates of deposit	165,485	1.31	269,262	1.53
Total interest-bearing deposits	1,003,931	0.37	1,047,242	0.55
Noninterest-bearing demand accounts	795,221		750,760
Total deposits	$1,799,152	0.21	$1,798,002	0.32
The following table presents the maturities of our certificates of deposit as of June 30, 2022.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$12,463	$84,926	$8,344	$3,296	$109,029
Less than $250,000	12,261	16,488	16,018	7,008	51,775
Total	$24,724	$101,414	$24,362	$10,304	$160,804
As of June 30, 2022 and December 31, 2021, based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $1.0 billion or 55.2% and $972.4 million or 54.1%, respectively, of our deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2022, approximately $523.8 million in real estate loans were pledged as collateral for our FHLB borrowings. Of the $523.8 million in loans pledged to the FHLB, our total borrowing capacity at June 30, 2022 was $326.2 million. None of our investment securities were pledged with the FHLB as of June 30, 2022. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2022, we had $22.0 million in outstanding advances and $304.2 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At June 30, 2022, these other borrowings amounted to $12.1 million.
At June 30, 2022, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 30, 2020, the Company issued $10.0 million in subordinated notes due in 2030 to repay the higher yielding subordinated notes amounting to $13.5 million. The notes have a ten year term and have a fixed rate of 5.00% for the first five years; thereafter, the rate resets quarterly to a benchmark rate plus 490 basis points. The notes may be redeemed in part or in whole, upon the occurrence of certain events.
The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $27.8 million as of June 30, 2022. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of June 30, 2022.
The Company also has available lines of credit of $76.0 million with other correspondent banks at June 30, 2022, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits. These lines were not utilized at June 30, 2022.
Liquidity
Liquidity is defined as the Bank’s capacity to meet its cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Bank’s ability to meet both expected and unexpected cash flows and collateral needs efficiently without adversely affecting either daily operations or the financial condition of the Bank. Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Bank’s obligations, and the funding sources used to meet them, depend significantly on our business mix, balance sheet structure and the cash flow profiles of our on- and off-balance sheet obligations. In managing our cash flows, management regularly addresses situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints on the ability to convert assets into cash or in accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity and asset/liability management.
Management has established a risk management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: corporate governance consisting of oversight by the board of directors and active involvement by management; strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are believed to be commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; a diverse mix of existing and potential future funding sources; holding liquid marketable securities, free of legal, regulatory or operational impediments, that can be used to meet liquidity needs in situations of stress; contingency funding plans that address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes believed to be sufficient to determine the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.
As of June 30, 2022, we had $304.2 million of available borrowing capacity from the FHLB, $27.8 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. Cash and cash equivalents were $250.9 million at June 30, 2022. We believe our liquidity resources are at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $9.4 million for the period ended June 30, 2022 compared to December 31, 2021 largely due to net income of $21.7 million for the second quarter of 2022 that was offset by a $12.3 million unrealized loss, net of tax, in available for sale securities.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 9.99% at June 30, 2022 and 8.82% at December 31, 2021.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can precipitate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "Risks Related to the Regulation of Our Industry” in Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2021.
As of June 30, 2022, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$222,714	10.93%	$81,527	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	222,714	15.70	85,124	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	220,652	15.55	63,843	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	250,570	17.66	113,498	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$185,644	9.11%	$81,527	4.00%	$101,909	5.00%
Tier 1 capital (to risk-weighted assets)	185,644	13.09	85,124	6.00	113,498	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	185,644	13.09	63,843	4.50	92,217	6.50
Total capital ratio (to risk-weighted assets)	203,499	14.34	113,498	8.00	141,873	10.00

December 31, 2021
The Company
Tier 1 leverage ratio (to average assets)	$201,040	9.73%	$82,683	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	201,040	14.43	83,596	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	198,978	14.28	62,697	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	228,574	16.41	111,462	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$169,384	8.36%	$81,070	4.00%	$101,338	5.00%
Tier 1 capital (to risk-weighted assets)	169,384	12.53	81,097	6.00	108,130	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	169,384	12.53	60,823	4.50	87,856	6.50
Total capital ratio (to risk-weighted assets)	186,397	13.79	108,130	8.00	135,162	10.00

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

CREDIT EXTENSION COMMITMENTS

	As of June 30, 2022	As of December 31, 2021
(in thousands)
Unfunded lines of credit	$364,791	$376,308
Commitments to originate residential loans held for sale	183	8,767
Letters of credit	5,085	5,132
Commitment to fund other investments	5,305	—
Total credit extension commitments	$375,364	$390,207
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
Impact of Inflation
Our consolidated financial statements and related notes included elsewhere in this report have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation.
Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as do the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

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

INTEREST SENSITIVITY GAP

June 30, 2022	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$595,208	$107,965	$262,872	$966,045	$669,204	$1,635,249
Securities	20,969	927	14,104	36,000	190,509	226,509
Interest bearing deposits at other financial institutions	234,823	—	—	234,823	—	234,823
Federal funds sold	1,285	—	—	1,285	—	1,285
Total earning assets	$852,285	$108,892	$276,976	$1,238,153	$859,713	$2,097,866

Liabilities
Interest bearing liabilities
Interest bearing deposits	$12,684	$25,367	$114,154	$152,205	$733,548	$885,753
Time deposits	6,044	18,680	125,776	150,500	10,304	160,804
Total interest bearing deposits	18,728	44,047	239,930	302,705	743,852	1,046,557
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest bearing liabilities	$18,728	$44,047	$239,930	$302,705	$777,914	$1,080,619

Period gap	$833,557	$64,845	$37,046	$935,448	$81,799	$1,017,247
Cumulative gap	$833,557	$898,402	$935,448	$935,448	$1,017,247
Ratio of cumulative gap to total earning assets	39.73%	42.82%	44.59%	44.59%	48.49%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2022:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2022	(3.5)%	0.0%	3.3%	7.5%	11.6%
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
The following table illustrates the results of our EVE analysis as of June 30, 2022.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2022	(3.4)%	0.0%	1.4%	1.9%	3.1%

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended June 30, 2022.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock, par value $0.01 per share (“Common Stock”). The program will expire on December 31, 2023.
The newly approved stock repurchase program follows the Company’s prior stock repurchase program which was announced in April 2019, modified in December 2020, and concluded in the third quarter of 2021. Under the expired program, the Company purchased an aggregate of 332,594 shares of its Common Stock for aggregate cash consideration of $3.7 million.

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended June 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    CAPITAL BANCORP, INC.
                    Registrant
Date: August 9, 2022            /s/ Ed Barry
                    Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: August 9, 2022            /s/ Alan W. Jackson
                    Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

