Form 10-Q
period 2022-09-30
Capital Bancorp Inc
filed 2022-11-09
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2022         OR
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
As of November 7, 2022, the Company had 14,057,645 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets
(in thousands except share data)	September 30, 2022 (unaudited)	December 31, 2021 (audited)
Assets
Cash and due from banks	$14,774	$42,914
Interest bearing deposits at other financial institutions	20,867	136,824
Federal funds sold	1,421	3,657
Total cash and cash equivalents	37,062	183,395
Investment securities available for sale	269,620	184,455
Marketable equity securities	232	245
Restricted investments	3,627	3,498
Loans held for sale	6,875	15,989
Small Business Administration Payroll Protection Program loans receivable, net of fees and costs	2,662	108,285
Portfolio loans receivable, net of deferred fees and costs	1,648,001	1,523,982
Less allowance for loan losses	(26,091)	(25,181)
Total portfolio loans held for investment, net	1,621,910	1,498,801
Premises and equipment, net	3,212	3,282
Accrued interest receivable	7,890	7,901
Deferred tax asset	14,047	9,793
Foreclosed real estate	—	86
Bank owned life insurance	36,267	35,506
Other assets	5,954	4,064
Total assets	$2,009,358	$2,055,300

Liabilities
Deposits
Noninterest-bearing	$806,033	$787,650
Interest-bearing	931,558	1,009,487
Total deposits	1,737,591	1,797,137
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	12,062
Accrued interest payable	481	473
Other liabilities	23,219	25,725
Total liabilities	1,795,353	1,857,397

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 14,038,599 and 13,962,334 issued and outstanding	140	140
Additional paid-in capital	56,532	54,306
Retained earnings	174,916	144,533
Accumulated other comprehensive loss	(17,583)	(1,076)
Total stockholders' equity	214,005	197,903
Total liabilities and stockholders' equity	$2,009,358	$2,055,300

See Notes to Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2022	2021	2022	2021
Interest income
Loans, including fees	$36,451	$32,840	$105,645	$87,549
Investment securities available for sale	1,362	549	2,510	1,571
Federal funds sold and other	527	139	1,143	335
Total interest income	38,340	33,528	109,298	89,455

Interest expense
Deposits	1,386	1,285	3,234	4,874
Borrowed funds	277	184	656	559
Total interest expense	1,663	1,469	3,890	5,433

Net interest income	36,677	32,059	105,408	84,022
Provision for loan losses	1,260	975	4,247	2,259
Net interest income after provision for loan losses	35,417	31,084	101,161	81,763

Noninterest income
Service charges on deposits	199	160	545	473
Credit card fees	5,524	7,554	17,658	21,208
Mortgage banking revenue	969	4,465	4,312	17,478
Gain on sale of investment securities available for sale, net	—	—	—	153
Other fees and charges	416	418	1,296	680
Total noninterest income	7,108	12,597	23,811	39,992

Noninterest expenses
Salaries and employee benefits	10,747	9,962	31,129	27,279
Occupancy and equipment	1,138	998	3,476	3,322
Professional fees	3,848	2,555	8,586	5,542
Data processing	7,178	10,161	22,721	29,594
Advertising	1,632	1,027	5,494	3,153
Loan processing	625	644	1,352	2,670
Other operating	2,926	3,280	9,621	10,012
Total noninterest expenses	28,094	28,627	82,379	81,572
Income before income taxes	14,431	15,054	42,593	40,183
Income tax expense	3,336	3,877	9,779	10,376
Net income	$11,095	$11,177	$32,814	$29,807

Basic earnings per share	$0.79	$0.81	$2.34	$2.16
Diluted earnings per share	$0.77	$0.79	$2.29	$2.11

Weighted average common shares outstanding:
Basic	14,030,408	13,793,087	14,008,885	13,772,261
Diluted	14,374,980	14,228,497	14,328,602	14,110,789

See Notes to Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$11,095	$11,177	$32,814	$29,807

Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available for sale	(5,684)	1,051	(22,026)	(913)
Reclassification of realized gain on sale of investment securities available for sale	—	—	—	(153)
	(5,684)	1,051	(22,026)	(1,066)
Income tax benefit (expense) relating to the items above	1,437	(286)	5,519	262
Other comprehensive (loss) income	(4,247)	765	(16,507)	(804)
Comprehensive income	$6,848	$11,942	$16,307	$29,003

See Notes to Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2020	13,753,529	$138	$50,602	$106,854	$1,717	$159,311
Net income	—	—	—	8,982	—	8,982
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(1,699)	(1,699)
Stock options exercised, net of repurchased shares	1,795	—	21	(31)	—	(10)
Shares issued as compensation	3,894	—	86	—	—	86
Stock-based compensation	—	—	333	—	—	333
Balance, March 31, 2021	13,759,218	$138	$51,042	$115,805	$18	$167,003
Net income	—	—	—	9,648	—	9,648
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	130	130
Stock options exercised, net of repurchased shares	10,301	—	121	(22)	—	99
Shares issued as compensation	2,096	—	26	—	—	26
Stock-based compensation	—	—	298	—	—	298
Balance, June 30, 2021	13,771,615	$138	$51,487	$125,431	$148	$177,204
Net income	—	—	—	11,177	—	11,177
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	765	765
Stock options exercised, net of repurchased shares	30,321	—	261	(13)	—	248
Shares issued as compensation	—	—	39	—	—	39
Stock-based compensation	—	—	336	—	—	336
Cash dividends to stockholders ($0.05 per share)				(689)		(689)
Balance, September 30, 2021	13,801,936	$138	$52,123	$135,906	$913	$189,080

See Notes to Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2021	13,962,334	$140	$54,306	$144,533	$(1,076)	$197,903
Net income	—	—	—	10,211	—	10,211
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(6,747)	(6,747)
Stock options exercised, net of repurchased shares	27,028	—	339	(95)	—	244
Shares issued as compensation	11,158	—	164	—	—	164
Stock-based compensation	—	—	417	—	—	417
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, March 31, 2022	14,000,520	$140	$55,226	$153,949	$(7,823)	$201,492
Net income	—	—	—	11,508	—	11,508
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(5,513)	(5,513)
Stock options exercised, net of repurchased shares	6,638	—	84	(7)	—	77
Shares issued as compensation	3,000	—	37	—	—	37
Stock-based compensation	—	—	415	—	—	415
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, June 30, 2022	14,010,158	$140	$55,762	$164,750	$(13,336)	$207,316
Net income	—	—	—	11,095	—	11,095
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(4,247)	(4,247)
Stock options exercised, net of repurchased shares	28,441	—	355	(87)	—	268
Stock-based compensation	—	—	415	—	—	415
Cash dividends to stockholders ($0.06 per share)	—	—	—	(842)	—	(842)
Balance, September 30, 2022	14,038,599	$140	$56,532	$174,916	$(17,583)	$214,005

See Notes to Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities
Net income	$32,814	$29,807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,247	2,259
Provision for mortgage put-back reserve, net	6	279
Reversal of provision for off balance sheet credit commitments	(54)	(39)
Amortization on investments, net	520	358
Depreciation and amortization	1,090	1,013
Increase in cash surrender value of bank-owned life insurance policies	(761)	(268)
Stock-based compensation expense	1,247	1,006
Employee compensation paid in Company stock	201	26
Deferred income tax expense (benefit)	1,264	(92)
Loss on marketable equity securities	13	—
Gain on sale of securities available for sale	—	(153)
Valuation (increase) decrease on derivatives	5	(60)
(Gain) loss on sale of foreclosed real estate	(20)	28
Increase in valuation of loans held for sale carried at fair value	(4,312)	(17,478)
Proceeds from sales of loans held for sale	269,446	925,093
Originations of loans held for sale	(256,020)	(836,466)
Changes in assets and liabilities:
Decrease in accrued interest receivable	11	306
(Increase) decrease in other assets	(1,880)	1,055
Increase (decrease) in accrued interest payable	8	(295)
Decrease in other liabilities	(2,473)	(3,846)
Net cash provided by operating activities	45,352	102,533

Investing activities
Purchases of securities available for sale	(113,078)	(169,672)
Proceeds from maturities, calls and paydowns of securities available for sale	5,368	12,231
Proceeds from sale of securities available for sale	—	66,534
(Purchases) sales of restricted investments	(129)	473
Purchases of bank-owned life insurance	—	(35,000)
Decrease in SBA-PPP loans receivable, net	105,623	63,840
Increase in portfolio loans receivable, net	(127,356)	(130,564)
Purchases of premises and equipment, net	(1,020)	(239)
Proceeds from sales of foreclosed real estate	106	62
Net cash used for investing activities	(130,486)	(192,335)

See Notes to Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Continued) (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	18,383	224,628
Interest-bearing deposits	(77,929)	44,482
Repayment of advances from Federal Reserve Bank	—	(1,954)
Dividends paid	(2,242)	(689)
Net proceeds from exercise of stock options	589	423
Net cash (used for) provided by financing activities	(61,199)	266,890

Net (decrease) increase in cash and cash equivalents	(146,333)	177,088

Cash and cash equivalents, beginning of year	$183,395	146,910

Cash and cash equivalents, end of period	$37,062	$323,998

Noncash activities:
Change in unrealized losses on investments	$(22,026)	$(1,066)

Cash paid during the period for:
Taxes	$8,797	$12,596
Interest	$3,882	$5,728

See Notes to Consolidated Financial Statements
8

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
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At September 30, 2022, Church Street Capital had loans totaling $7.1 million.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financials statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The Company reports its activities as four business segments. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.
Risks and uncertainties
The Company has been, and may continue to be, impacted by the coronavirus disease 2019 pandemic (“COVID-19”). The direct impacts of COVID-19 appear to be waning, but the pandemic’s residual impact manifests itself in supply chain and labor market imbalances and ongoing inflationary pressures. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established the Small Business Administration

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Paycheck Protection Program (“SBA-PPP”), the American Rescue Plan Act of 2021 which was enacted in March 2021, and the Inflation Reduction Act of 2022 which was signed into law in August 2022.
The Company remains watchful of COVID-19 surges and new variants and continues to evaluate processes in place to execute our business continuity plan and promote the health and safety of our employees.
The future direct and indirect impact of the pandemic on the Company’s businesses, results of operations and financial condition continues to remain uncertain as inflationary concerns remain elevated due to continuing supply and demand imbalances associated with the pandemic. Should current economic conditions deteriorate, the macroeconomic environment could have an adverse effect on our businesses, results of operations and financial condition.
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
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. SBA-PPP loans receivable as of September 30, 2022 totaled $2.7 million with $53 thousand of net unearned fees. SBA-PPP loans generated interest income of $263 thousand and $3.4 million for the three and nine months ended September 30, 2022 and $1.5 million and $6.3 million for the three and nine months ended September 30, 2021, respectively.
Loans and the allowance for loan losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees and costs, discounts on loans acquired, and the allowance for loan losses. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods. The Company discontinues the accrual of interest at the earlier of when any portion of the principal and/or interest is 90 days past due, or when it is probable that not all principal and interest payments will be collected, and collateral is insufficient to discharge the debt in full. Generally, interest payments on nonaccrual loans are recorded as a reduction of the principal balance.
Loans are considered impaired when, based on current information, management believes the

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Company will not collect all principal and interest payments according to contractual terms. Generally, loans are reviewed for impairment when the risk grade for a loan is downgraded to a classified asset category. The loans are evaluated for appropriate classification, accrual, impairment, and troubled debt restructure (“TDR”) status. If collection of principal is evaluated as doubtful, all payments are applied to principal. A modification of a loan is considered a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession; however, the CARES Act provided financial institutions optional temporary relief from TDR and impairment accounting for certain loan modifications related to the COVID-19 pandemic. Under Section 4013 of the CARES Act, banks may suspend (1) the requirement under GAAP for certain modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The December 31, 2020 deadline was subsequently extended to January 1, 2022, by the CAA. As of September 30, 2022 all of our COVID-19 deferred loans had returned to original payment terms while the outstanding balance at September 30, 2021 was $7.3 million.
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
The allowance for loan losses is estimated to adequately provide for probable future losses on existing loans. The allowance consists of specific and general components. For loans that are classified as impaired, an allowance is established when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower than the carrying value of that loan. The general component covers pools of nonclassified loans and is based on historical loss experience adjusted with qualitative factors such as: trends in volume and terms of loans; levels of, and trends in, delinquencies and non-accruals; effects of any changes in lending policies, experience, ability and depth of management; national and local economic trends and conditions; commitments and concentrations of credit; changes in the quality of the Company’s loan review system; and the volume of loans with identified incomplete financial documentation. Actual loan performance may differ materially from those estimates. A loss is recognized as a charge to the allowance when management believes that collection of the loan is unlikely. Collections of loans previously charged off are added to the allowance at the time of recovery.
The Company determines the allowance for loan losses based on the accumulation of various components that are calculated independently in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450 for pools of loans, and ASC 310 for TDRs and for individually evaluated loans. The process for determining an appropriate allowance for loan losses is based on a comprehensive and consistently applied analysis of the loan portfolio. The analysis considers all significant factors that affect the collectibility of the portfolio and supports the credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
assumptions require a substantial degree of judgment. Additional disclosure on the allowance for loan losses, and qualitative factors can be found in Part II, Item 1A - Risk Factors and Note 5 - Portfolio Loans Receivable.
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
Bank-owned life insurance
The Company had $36.3 million of bank-owned life insurance at September 30, 2022 and $35.3 million at September 30, 2021. The Company recognized income, which is included in other noninterest income, of $255 thousand and $761 thousand for the three and nine months ended September 30, 2022, respectively, and $268 thousand for both the three and nine months ended September 30, 2021.
Income taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share:
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At September 30, 2022, there were

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
140,591 stock options excluded from the calculation as their effect would have been anti-dilutive, whereas at September 30, 2021 there were 147 such options.

Comprehensive loss:
The Company reports as comprehensive loss all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of September 30, 2022 and December 31, 2021 is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Unrealized losses on securities available for sale	$(23,530)	$(1,504)
Deferred tax benefit	5,947	428
Total accumulated comprehensive loss	$(17,583)	$(1,076)
Recently issued accounting pronouncements:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces guidance that changes the accounting for loan losses and modifies the impairment model for certain debt securities. This ASU introduced a new model known as CECL. CECL applies to financial assets subject to credit losses and measured at amortized cost, as well as a number of off-balance sheet credit exposures. Examples include loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering relevant information about historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 offers a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. Additionally, ASU 2016-13 also modifies certain provisions of the current other-than-temporary impairment model for AFS debt securities. Credit losses on AFS debt securities will be restricted to the difference between the security’s amortized cost basis and its fair value. In April 2019, the FASB issued ASU 2019-04 which elaborates on the treatment of accrued interest when measuring credit losses. To meet disclosure requirements we elected a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance. ASU 2019-04 explains that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. While early adoption was permitted, the Company did not elect that option. The Company expects the provisions of this standard to impact the Company’s consolidated financial statements and, in particular, the level of the reserve for loan losses. The Company engaged a consultant to assist with the implementation of this ASU and has completed various milestones so as to ensure timely implementation. The Company plans to refine assumptions, complete model validation and identify expected financial statement impact over the next quarter. The Company plans to apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings or prospectively for purchased financial assets with credit deterioration as of the beginning of the year of adoption. While the

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
adoption of this standard is expected to impact the Company's financial statements, management continues to work on refining the estimate of the impact that will be made in the first quarter of 2023.
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
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Such modifications include short-term (e.g., six months) modifications that include payment deferrals of (i) principal and interest, (ii) interest only and (iii) principal only, fee waivers, extensions of repayment terms, and other delays in payment that are deemed insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. As of September 30, 2022, the Company had offered payment deferrals for commercial and consumer customers for up to six months. The loan modifications offered to borrowers provided the borrower with payment relief in the form of reduced or deferred payments for up to 90 days (six months in selected instances) during which time interest is continuing to accrue.
In February 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan re-financings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also add requirements to disclose current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of September 30, 2022.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at September 30, 2022 and December 31, 2021 are summarized as follows:

Investment Securities Available for Sale
(in thousands)
September 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasuries	$232,406	$—	$(17,466)	$214,940
Municipal	10,817	—	(2,730)	8,087
Corporate	5,000	—	(352)	4,648
Asset-backed securities	8,323	—	(101)	8,222
Mortgage-backed securities	36,604	—	(2,881)	33,723
Total	$293,150	$—	$(23,530)	$269,620

December 31, 2021
Available for sale
U.S. Treasuries	$132,452	$45	$(1,496)	$131,001
Municipal	10,825	43	(394)	10,474
Corporate	5,000	—	(66)	4,934
Asset-backed securities	10,093	59	(12)	10,140
Mortgage-backed securities	27,589	514	(197)	27,906
Total	$185,959	$661	$(2,165)	$184,455
There were no securities sold during the three and nine months ended September 30, 2022. There were no securities sold during the three months ended September 30, 2021 and 28 securities were sold during the nine months ended September 30, 2021 which generated proceeds of $66.5 million. The investment sales resulted in gross gains of $694 thousand and gross losses of $541 thousand for the nine months ended September 30, 2021.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 3 - Investment Securities (continued)
Information related to unrealized losses in the investment portfolio as of September 30, 2022 and December 31, 2021 is summarized as follows:

Investment Securities Unrealized Losses
(in thousands)	Less than 12 months		12 months or longer		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$116,078	$(4,968)	$98,862	$(12,498)	$214,940	$(17,466)
Municipal	1,412	(248)	6,675	(2,482)	8,087	(2,730)
Corporate	—	—	4,648	(352)	4,648	(352)
Asset-backed securities	6,460	(78)	1,762	(23)	8,222	(101)
Mortgage-backed securities	22,126	(1,862)	11,597	(1,019)	33,723	(2,881)
Total	$146,076	$(7,156)	$123,544	$(16,374)	$269,620	$(23,530)

December 31, 2021
U.S. Treasuries	$110,191	$(1,496)	$—	$—	$110,191	$(1,496)
Municipal	5,750	(248)	3,019	(146)	8,769	(394)
Corporate	4,448	(52)	486	(14)	4,934	(66)
Asset-backed securities	—	—	2,115	(12)	2,115	(12)
Mortgage-backed securities	14,114	(189)	2,124	(8)	16,238	(197)
Total	$134,503	$(1,985)	$7,744	$(180)	$142,247	$(2,165)
There were no pledged securities at September 30, 2022 or December 31, 2021. At September 30, 2022, there were fourteen treasury securities, seven municipal securities, five corporate securities, one asset-backed security, and three mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2021 there were two municipal securities, one corporate security, one asset-backed security, and one mortgage-backed security that had been in an unrealized loss position for greater than twelve months. Management believes that the unrealized losses at September 30, 2022 and December 31, 2021 resulted from changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.
Contractual maturities of investment securities at September 30, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

Contractual Maturities
	September 30, 2022		December 31, 2021
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$60,645	$60,219	$—	$—
Over one to five years	98,111	91,686	58,602	57,650
Over five to ten years	78,650	67,684	78,850	78,285
Over ten years	10,817	8,086	10,825	10,474
Asset-backed securities(1)	8,323	8,222	10,093	10,140
Mortgage-backed securities(1)	36,604	33,723	27,589	27,906
Total	$293,150	$269,620	$185,959	$184,455
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
SBA-PPP gross loans receivable totaled $2.7 million at September 30, 2022, and $111.5 million at December 31, 2021, and were all rated as pass credits and were not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $53 thousand at September 30, 2022 compared to $3.2 million at December 31, 2021.
Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans as are as follows:

Portfolio Loan Categories
(in thousands)	September 30, 2022	December 31, 2021
Real estate:
Residential	$466,849	$401,607
Commercial	626,030	556,339
Construction	235,045	255,147
Commercial and Industrial	192,207	175,956
Credit card	136,658	141,120
Other consumer	1,055	1,033
Portfolio loans receivable, gross	1,657,844	1,531,202
Deferred origination fees, net	(9,843)	(7,220)
Allowance for loan losses	(26,091)	(25,181)
Portfolio loans receivable, net	$1,621,910	$1,498,801
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of September 30, 2022, there were approximately $354.1 million of owner-occupied commercial real estate loans, representing approximately 57% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties, although exceptions are sometimes made. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored to enforce the original underwriting guidelines for construction milestones and completion timelines.
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
Credit Cards. Through the OpenSky® credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $116.5 million and $126.8 million of the $132.0 million and $140.2 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of September 30, 2022 and December 31, 2021, respectively. Unsecured balances were $27.3 million and $17.7 million, respectively, for the same periods.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired at acquisition, the difference between the contractually required payments and expected cash flows are recorded as a non-accretable discount. The remaining non-accretable discounts on loans acquired was $285 thousand as of September 30, 2022 and December 31, 2021. Loans with non-accretable discounts had carrying values of $793 thousand and $818 thousand as of September 30, 2022 and December 31, 2021, respectively.
Accretable discounts on loans acquired is summarized as follows:

Accretable Discounts on Loans Acquired
	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Accretable discount at beginning of period	$159	$212	$166	$221
Less: Accretion and payoff of loans	(11)	(23)	(18)	(32)
Accretable discount at end of period	$148	$189	$148	$189
The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and nine months ended September 30, 2022 and September 30, 2021.

Allowance for Loan Losses	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
(in thousands)
Three Months Ended September 30, 2022
Real estate:
Residential	$5,863	$106	$—	$—	$5,969
Commercial	8,857	(489)	—	—	8,368
Construction	4,473	(468)	—	—	4,005
Commercial and Industrial	2,457	(262)	—	—	2,195
Credit card	4,759	2,373	(1,596)	8	5,544
Other consumer	10	—	—	—	10
Total	$26,419	$1,260	$(1,596)	$8	$26,091

Nine Months Ended September 30, 2022
Real estate:
Residential	$5,612	$357	$—	$—	$5,969
Commercial	8,566	(198)	—	—	8,368
Construction	4,699	(694)	—	—	4,005
Commercial and Industrial	2,637	(442)	—	—	2,195
Credit card	3,655	5,226	(3,375)	38	5,544
Other consumer	12	(2)	—	—	10
Total	$25,181	$4,247	$(3,375)	$38	$26,091

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Allowance for Loan Losses
(in thousands)	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2021
Real estate:
Residential	$6,709	$(289)	$—	$—	$6,420
Commercial	7,777	315	—	—	8,092
Construction	4,542	330	—	—	4,872
Commercial and Industrial	2,536	(409)	—	1	2,128
Credit card	2,502	1,024	(305)	3	3,224
Other consumer	13	4	—	—	17
Total	$24,079	$975	$(305)	$4	$24,753

Nine Months Ended September 30, 2021
Real estate:
Residential	$7,153	$(733)	$—	$—	$6,420
Commercial	6,786	1,467	(161)	—	8,092
Construction	4,595	276	—	1	4,872
Commercial and Industrial	2,417	(256)	(39)	6	2,128
Credit card	2,462	1,509	(777)	30	3,224
Other consumer	21	(4)	—	—	17
Total	$23,434	$2,259	$(977)	$37	$24,753

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
As mentioned in Note 1, the allowance for loan losses is believed to adequately provide for probable future losses on existing loans. A major consideration in the determination of the allowance for loan loss on the credit card portfolio is based on historical loss experience in that portfolio and is calculated using both secured and unsecured loan balances.
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

Allowance for Loan Loss Composition
(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
September 30, 2022	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$5,969	$3,165	$463,684
Commercial	—	8,368	1,560	624,470
Construction	—	4,005	2,852	232,193
Commercial and Industrial	159	2,036	843	191,364
Credit card	—	5,544	—	136,658
Other consumer	—	10	—	1,055
Total	$159	$25,932	$8,420	$1,649,424

December 31, 2021
Real estate:
Residential	$—	$5,612	$2,835	$398,772
Commercial	—	8,566	25	556,314
Construction	—	4,699	7,803	247,344
Commercial and Industrial	218	2,419	676	175,280
Credit card	—	3,655	—	141,120
Other consumer	—	12	—	1,033
Total	$218	$24,963	$11,339	$1,519,863

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of September 30, 2022 and December 31, 2021 were as follows:

Portfolio Loans Past Due
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Non-accrual Loans
(in thousands)
September 30, 2022
Real estate:
Residential	$1,238	$2,869	$4,107	$462,742	$466,849	$—	$3,165
Commercial	—	957	957	625,073	626,030	—	1,560
Construction	843	2,852	3,695	231,350	235,045	—	2,852
Commercial and Industrial	480	634	1,114	191,093	192,207	—	843
Credit card	18,453	174	18,627	118,031	136,658	174	—
Other consumer	—	—	—	1,055	1,055	—	—
Total	$21,014	$7,486	$28,500	$1,629,344	$1,657,844	$174	$8,420

December 31, 2021
Real estate:
Residential	$469	$2,494	$2,963	$398,644	$401,607	$72	$2,835
Commercial	367	25	392	555,947	556,339	—	25
Construction	—	7,803	7,803	247,344	255,147	—	7,803
Commercial and Industrial	183	593	776	175,180	175,956	—	676
Credit card	19,022	10	19,032	122,088	141,120	10	—
Other consumer	—	—	—	1,033	1,033	—	—
Total	$20,041	$10,925	$30,966	$1,500,236	$1,531,202	$82	$11,339

There were $1.4 million and $6 thousand of loans secured by one-to-four family residential properties in the process of foreclosure as of September 30, 2022 and December 31, 2021, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Impaired portfolio loans were as follows:

Impaired Portfolio Loans
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
(in thousands)
September 30, 2022
Real estate:
Residential	$3,329	$3,165	$—	$3,165	$—
Commercial	1,643	1,560	—	1,560	—
Construction	2,939	2,852	—	2,852	—
Commercial and Industrial	1,028	575	268	843	159
Total	$8,939	$8,152	$268	$8,420	$159

December 31, 2021
Real estate:
Residential	$3,022	$2,835	$—	$2,835	$—
Commercial	90	25	—	25	—
Construction	7,885	7,803	—	7,803	—
Commercial and Industrial	832	340	336	676	218
Total	$11,829	$11,003	$336	$11,339	$218

The following tables summarize interest recognized on impaired loans:

Interest Recognized on Impaired Portfolio Loans
	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$3,329	$—	$3,341	$—
Commercial	1,643	—	1,650	—
Construction	2,939	—	2,938	—
Commercial and Industrial	1,242	—	1,267	—
Total	$9,153	$—	$9,196	$—

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

Interest Recognized on Impaired Portfolio Loans
	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$5,222	$45	$5,334	$67
Commercial	90	5	90	22
Construction	7,885	127	7,779	127
Commercial and Industrial	1,056	16	1,058	49
Total	$14,253	$193	$14,261	$265
Impaired portfolio loans include loans acquired on which management has recorded a nonaccretable discount.
Credit quality indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grade of loans, the level of classified loans, net charge-offs, nonperforming loans, and general economic conditions in the Company’s market.
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
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

Portfolio Loan Classifications
(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Real estate:
Residential	$451,471	$9,751	$5,627	$—	$466,849
Commercial	618,461	6,009	1,560	—	626,030
Construction	232,193	—	2,852	—	235,045
Commercial and Industrial	186,448	4,216	1,543	—	192,207
Credit card	136,658	—	—	—	136,658
Other consumer	1,055	—	—	—	1,055
Portfolio loans receivable, gross	$1,626,286	$19,976	$11,582	$—	$1,657,844

December 31, 2021
Real estate:
Residential	$394,488	$2,540	$4,579	$—	$401,607
Commercial	548,244	8,070	25	—	556,339
Construction	243,848	3,496	7,803	—	255,147
Commercial and Industrial	164,066	10,417	1,473	—	175,956
Credit card	141,120	—	—	—	141,120
Other consumer	1,033	—	—	—	1,033
Portfolio loans receivable, gross	$1,492,799	$24,523	$13,880	$—	$1,531,202
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Modifications such as payment deferrals through September 30, 2022 have been short term in nature and are included in the population of loans deferred and have not impacted TDRs. The status of TDRs is as follows:

Troubled Debt Restructurings
(in thousands)	Number of Contracts	Recorded Investment
September 30, 2022		Performing	Nonperforming	Total
Real estate:
Residential	4	$—	$437	$437
Commercial and Industrial	1	—	70	70
Total	5	$—	$507	$507

December 31, 2021
Real estate:
Residential	4	$—	$450	$450
Commercial and Industrial	1	—	83	83
Total	5	$—	$533	$533
During the three and nine months ended September 30, 2022 the Company did not have any new TDRs and no TDRs defaulted during the same periods. There were no new TDRs added during the three months ended September 30, 2021. There was one new residential TDR during the nine months ended September 30, 2021 for $319 thousand in which the borrower was granted a rate reduction and payment recast. There was one commercial and industrial TDR that was paid off during the nine months ended September 30, 2021 for $200 thousand.
Outstanding loan commitments were as follows:

Loan Commitments
(in thousands)	September 30, 2022	December 31, 2021
Unused lines of credit
Real Estate:
Residential	$24,997	$15,747
Residential - Home Equity	39,957	37,640
Commercial	33,382	17,225
Construction	76,034	118,518
Commercial and Industrial	48,184	45,135
Credit card(1)	119,680	123,874
Other consumer	274	2,247
Total	$342,508	$360,386

Commitments to originate residential loans held for sale	$—	$1,385

Letters of credit	$5,085	$5,105
________________________
(1)     Outstanding loan commitments in the credit card portfolio include $114.5 million and $121.7 million in secured balances as of September 30, 2022 and December 31, 2021, respectively.

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
The Company's maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments and lines of credit are generally made on the same terms, including with regard to collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments. The Company maintains an estimated reserve for off balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

Off Balance Sheet Reserve
	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance at beginning of period	$1,631	$1,745	$1,736	$1,775
Provision for (reversal of) off balance sheet credit commitments	51	(9)	(54)	(39)
Balance at end of period	$1,682	$1,736	$1,682	$1,736
The Company makes representations and warranties that loans sold to investors meet the investors’ program guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may have the right to make a claim for losses due to document deficiencies, program non-compliance, early payment default, and fraud or borrower misrepresentations.
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

Mortgage Loan Put-back Reserve
	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance at beginning of period	$1,166	$1,369	$1,164	$1,160
Provision for mortgage loan put backs	4	70	6	279
Balance at end of period	$1,170	$1,439	$1,170	$1,439

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Derivative Financial Instruments
As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and customers have locked into that interest rate. The Company then locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (Best Efforts). Certain loans under rate lock commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Interest rate lock commitments and forward sales contracts are considered to be derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments by estimating the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded.
The following table reports the commitment and fair value amounts on the outstanding derivatives:

Derivatives
(in thousands)	September 30, 2022	December 31, 2021
Notional amount of open forward sales agreements	$4,250	$22,500
Fair value of open forward delivery sales agreements	44	(16)
Notional amount of interest rate lock commitments	3,689	18,053
Fair value of interest rate lock commitments	(31)	34

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
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 2.01% at September 30, 2022 and 2.23% at December 31, 2021. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 7 - Leases (continued)
As of September 30, 2022, the Company’s net lease ROU assets and related lease liabilities were $2.4 million and $2.7 million, respectively, compared to December 31, 2021 balances of $2.5 million of ROU assets and $2.7 million of lease liabilities, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of September 30, 2022, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Leases
(in thousands)	September 30, 2022	December 31, 2021
Lease Right of Use Asset:
Lease asset	$5,240	$5,364
Less: Accumulated amortization	(2,841)	(2,898)
Net lease asset	$2,399	$2,466

Lease Liability:
Lease liability	$5,396	5,535
Less: Accumulated amortization	(2,732)	(2,800)
Lease liability	$2,664	$2,735
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

Lease Payment Obligations
(in thousands)	September 30, 2022
Amounts due in:
2022	277
2023	1,091
2024	721
2025	259
2026 and thereafter	392
Total future lease payments	2,740
Discount of cash flows	(76)
Present value of net future lease payments	$2,664
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
Marketable equity securities - The fair value of marketable equity securities is provided by an independent pricing service. The fair value is determined based on quoted prices for similar securities using Level 1 inputs.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 as follows:

Fair Value of Financial Instruments
(in thousands)
September 30, 2022	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. Treasuries	$214,940	$214,940	$—	$—
Municipal	8,087	—	8,087	—
Corporate	4,648	—	4,648	—
Asset-backed securities	8,222	—	8,222	—
Mortgage-backed securities	33,723	—	33,723	—
Total	$269,620	$214,940	$54,680	$—
Marketable equity securities	$232	$232	$—	$—
Loans held for sale	$6,875	$—	$6,875	$—
Derivative assets	$44	$—	$44	$—
Derivative liabilities	$31	$—	$31	$—

December 31, 2021
Investment securities available for sale
U.S. Treasuries	$131,001	$131,001	$—	$—
Municipal	10,474	—	10,474	—
Corporate	4,934	—	4,934	—
Asset-backed securities	10,140	—	10,140	—
Mortgage-backed securities	27,906	—	27,906	—
Total	$184,455	$131,001	$53,454	$—
Marketable equity securities	$245	$245	$—	$—
Loans held for sale	$15,989	$—	$15,989	$—
Derivative assets	$34	$—	$34	$—
Derivative liabilities	$16	$—	$16	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	September 30, 2022	December 31, 2021
Aggregate fair value	$6,875	$15,989
Contractual principal	6,237	14,504
Difference	$638	$1,485

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2022 and December 31, 2021, the fair values consist of loan balances of $8.4 million and $11.3 million, with specific reserves of $159 thousand and $218 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.
The Company has categorized its impaired loans and foreclosed real estate as follows:

Fair Value of Impaired Loans and Foreclosed Real Estate
(in thousands)	September 30, 2022	December 31, 2021
Impaired loans
Level 3 inputs	$8,261	$11,121
Total	$8,261	$11,121

Foreclosed real estate
Level 3 inputs	$—	$86
Total	$—	$86
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2022 and December 31, 2021:

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
The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results are imprecise. Subjective factors include, among other things, estimates of cash

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)
flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair Value of Selected Financial Instruments
	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$14,774	$14,774	$42,914	$42,914
Interest bearing deposits at other financial institutions	20,867	20,867	136,824	136,824
Marketable equity securities	232	232	245	245
Federal funds sold	1,421	1,421	3,657	3,657
Level 3
Loans receivable, net (1)	$1,624,572	$1,572,842	$1,607,086	$1,598,228
Restricted investments	3,627	3,627	3,498	3,498

Financial liabilities
Level 1
Noninterest bearing deposits	$806,033	$806,033	$787,650	$787,650
Level 3
Interest bearing deposits	$931,558	$931,882	$1,009,487	$1,011,121
FHLB advances and other borrowed funds	34,062	31,116	34,062	34,263
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at September 30, 2022 and September 30, 2021.

Segments

For the Three Months Ended September 30, 2022
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$20,382	$102	$17,103	$812	$(59)	$38,340
Interest expense	1,449	40	—	233	(59)	1,663
Net interest income	18,933	62	17,103	579	—	36,677
Provision (release of provision) for loan losses	(980)	—	2,240	—	—	1,260
Net interest income after provision	19,913	62	14,863	579	—	35,417
Noninterest income	468	1,115	5,524	1	—	7,108
Noninterest expense(1)	13,798	2,017	12,101	178	—	28,094
Net income (loss) before taxes	$6,583	$(840)	$8,286	$402	$—	$14,431

Total assets	$1,823,049	$7,664	$128,842	$234,731	$(184,928)	$2,009,358

For the Three Months Ended September 30, 2021
Interest income	$17,109	$248	$15,635	$574	$(38)	$33,528
Interest expense	1,160	177	—	170	(38)	1,469
Net interest income	15,949	71	15,635	404	—	32,059
Provision for loan losses	—	—	975	—	—	975
Net interest income after provision	15,949	71	14,660	404	—	31,084
Noninterest income	559	4,484	7,553	1	—	12,597
Noninterest expense(1)	12,073	2,775	13,677	102	—	28,627
Net income before taxes	$4,435	$1,780	$8,536	$303	$—	$15,054

Total assets	$1,956,340	$36,791	$135,612	$209,070	$(168,257)	$2,169,556
________________________
(1)     Noninterest expense includes $6.6 million and $9.4 million in data processing expense in OpenSky’s® segment for the three months ended September 30, 2022 and 2021, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 9 - Segments

For the Nine Months Ended September 30, 2022
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$57,794	$347	$48,823	$2,457	$(123)	$109,298
Interest expense	3,255	185	—	573	(123)	3,890
Net interest income	54,539	162	48,823	1,884	—	105,408
Provision (release of provision) for loan losses	(980)	—	5,227	—	—	4,247
Net interest income after provision	55,519	162	43,596	1,884	—	101,161
Noninterest income	1,571	4,580	17,658	2	—	23,811
Noninterest expense(1)	38,741	6,364	36,923	351	—	82,379
Net income (loss) before taxes	$18,349	$(1,622)	$24,331	$1,535	$—	$42,593

Total assets	$1,823,049	$7,664	$128,842	$234,731	$(184,928)	$2,009,358

For the Nine Months Ended September 30, 2021
Interest income	$51,969	$1,037	$34,944	$1,604	$(99)	$89,455
Interest expense	4,285	745	—	502	(99)	5,433
Net interest income	47,684	292	34,944	1,102	—	84,022
Provision for loan losses	433	—	1,756	70	—	2,259
Net interest income after provision	47,251	292	33,188	1,032	—	81,763
Noninterest income	1,212	17,529	21,208	43	—	39,992
Noninterest expense(1)	31,962	9,941	39,379	290	—	81,572
Net income before taxes	$16,501	$7,880	$15,017	$785	$—	$40,183

Total assets	$1,956,340	$36,791	$135,612	$209,070	$(168,257)	$2,169,556
________________________
(1)     Noninterest expense includes $20.9 million and $27.3 million in data processing expense in OpenSky’s® segment for the nine months ended September 30, 2022 and 2021, respectively.
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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
General Economic Conditions
•geopolitical concerns, including the ongoing war in Ukraine; the magnitude and duration of the COVID-19 pandemic and related variants and mutations and their impact on the global economy and financial market conditions and on our business, results of operations, and financial condition;
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
•the transition away from USD London Interbank Offering Rate (“LIBOR”) and related uncertainty and costs regarding migration to potential alternative reference rates, including the Secured Overnight Financing Rate (“SOFR”);
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
•cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cyber risks at a state, national, and global level;

•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and
•potential exposure to fraud, negligence, computer theft and cyber-crime.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions, or expectations were incorrect, our business, financial condition, liquidity and/or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and those referenced herein and in other reports on file with the SEC.
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
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as deemed necessary. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.
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
Our OpenSky® division provides secured, partially secured and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky® cards operate on a digital and mobile enabled platform with almost all marketing and application procedures conducted through website and mobile applications. For the secured credit card, a deposit equal to the full credit limit of the card is made into a noninterest bearing demand account with the Bank when the account is opened and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), OpenSky® also offers certain existing customers an unsecured line supplementary to their secured line of credit.
Capital
As of September 30, 2022, the Bank exceeded all the capital requirements to which it was subject and based on the most recent notification from its primary federal regulator is considered to be well-capitalized. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure our level of capital remains strong.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
	2022	2021	% Change
(in thousands)
Interest income	$38,340	$33,528	14.4%
Interest expense	1,663	1,469	13.2%
Net interest income	36,677	32,059	14.4%
Provision for loan losses	1,260	975	29.2%
Net interest income after provision	35,417	31,084	13.9%
Noninterest income	7,108	12,597	(43.6)%
Noninterest expenses	28,094	28,627	(1.9)%
Net income before income taxes	14,431	15,054	(4.1)%
Income tax expense	3,336	3,877	(14.0)%
Net income	$11,095	$11,177	(0.7)%
Net income for the three months ended September 30, 2022 was $11.1 million, compared to net income of $11.2 million for the same period in 2021. Net interest income increased $4.6 million, or 14.4 percent, to $36.7 million when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021, primarily due to an increase in interest earned on portfolio loans. For the quarter ended September 30, 2022, noninterest income was $7.1 million, a decrease of $5.5 million, or 43.6 percent, from $12.6 million in the prior year quarter. The decrease was primarily the result of a reduction in mortgage banking revenue of $3.5 million due to the decline in home loan sales and home loan refinances brought on by the rising interest rate environment as well as a decline in credit card fees of $2.0 million associated with the decline in active customer accounts and interchange income. Noninterest expense was $28.1 million for the three months ended September 30, 2022, as compared to $28.6 million for the three months ended September 30, 2021, a decrease of $533 thousand, or 1.9 percent. The decrease was primarily driven by decreases in data processing expenses of $3.0 million due to successful contract negotiations in the first quarter of 2022 and were offset by increases in salaries and employee benefits of $785 thousand, or 7.9 percent; advertising expenses of $605 thousand, or 58.9 percent; and professional fees of $1.3 million, or 50.6 percent.

	Nine Months Ended September 30,
	2022	2021	% Change
(in thousands)
Interest income	$109,298	$89,455	22.2%
Interest expense	3,890	5,433	(28.4)%
Net interest income	105,408	84,022	25.5%
Provision for loan losses	4,247	2,259	88.0%
Net interest income after provision	101,161	81,763	23.7%
Noninterest income	23,811	39,992	(40.5)%
Noninterest expenses	82,379	81,572	1.0%
Net income before income taxes	42,593	40,183	6.0%
Income tax expense	9,779	10,376	(5.8)%
Net income	$32,814	$29,807	10.1%
Net income for the nine months ended September 30, 2022 was $32.8 million, an increase of approximately $3.0 million, or 10.1 percent, from net income for the nine months ended September 30, 2021 of $29.8 million. The increase was primarily due to increases in net interest income of $21.4 million, or 25.5%, when compared to the prior year and primarily due to the $208.4 million increase in average balances in portfolio loans combined with the 79 basis point increase in yield for portfolio loans. Offsetting the net interest income increase was an increase in the provision for loan losses of $2.0 million related primarily to the credit card portfolio and a decrease in noninterest income of $16.2 million, primarily attributable to a reduction in mortgage banking revenues of $13.2 million. Noninterest expense was $82.4 million for the nine months ended September 30, 2022, compared to $81.6 million for the nine months ended September 30, 2021, an increase of $808 thousand, or 1.0 percent. The increase was primarily driven by a $3.8 million, or 14.1 percent, increase in salaries and benefits, an increase in professional fees of 54.9 percent, or $3.0 million, and a $2.3 million, or 74.3 percent, increase in advertising expense. The increase was partially offset by a $6.9 million, or 23.2 percent, decrease in data processing and $1.3 million, or 49.4 percent, decrease in loan processing. The decrease of $6.9 million in data processing expenses was primarily due to contract renegotiations entered into in the first quarter of 2022.
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
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest bearing liabilities, as well as in the volume and mix of interest earning assets, interest bearing and noninterest bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Washington, D.C. and Baltimore metropolitan areas, as well as developments affecting the real estate, technology, government services, hospitality and tourism and financial services sectors within our target markets and throughout the Washington, D.C. and Baltimore metropolitan areas. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of net interest income and net interest margin.
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$101,187	$471	1.85%	$250,326	$98	0.15%
Federal funds sold	1,492	7	1.87	2,421	—	—
Investment securities	287,944	1,362	1.88	170,151	549	1.28
Restricted investments	4,116	49	4.72	3,480	41	4.64
Loans held for sale	7,879	102	5.15	32,660	248	3.02
SBA-PPP loans receivable	5,906	263	17.66	162,217	1,525	3.73
Portfolio loans receivable(2)	1,601,546	36,086	8.94	1,404,006	31,067	8.78
Total interest earning assets	2,010,070	38,340	7.57	2,025,261	33,528	6.57
Noninterest earning assets	39,008			59,511
Total assets	$2,049,078			$2,084,772

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$244,929	$39	0.06%	$301,272	$45	0.06%
Savings	9,216	1	0.04	7,025	1	0.05
Money market accounts	555,634	815	0.58	495,534	335	0.27
Time deposits	155,091	531	1.36	250,836	904	1.43
Borrowed funds	40,700	277	2.70	36,384	184	2.01
Total interest bearing liabilities	1,005,570	1,663	0.66	1,091,051	1,469	0.53
Noninterest bearing liabilities:
Noninterest bearing liabilities	24,440			21,138
Noninterest bearing deposits	802,458			786,784
Stockholders’ equity	216,610			185,799
Total liabilities and stockholders’ equity	$2,049,078			$2,084,772

Net interest spread			6.91%			6.04%
Net interest income		$36,677			$32,059
Net interest margin (3)			7.24%			6.28%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended September 30, 2022 and 2021, SBA-PPP loans and credit card loans collectively accounted for 308 and 276 basis points of the reported net interest margin, respectively.

The net interest margin increased 96 basis points to 7.24% for the three months ended September 30, 2022 from the same period in 2021 due in large part to the growth in portfolio loan balances and an increase in loan yields on those loans. Net interest margin, excluding credit card and SBA-PPP loans, was 4.16% for the third quarter of 2022 compared to 3.52% for the same period in 2021. For the three months ended September 30, 2022, average interest earning assets decreased $15.2 million, or 0.8 percent, to $2.0 billion as compared to the same period in 2021, and the average yield on interest earning assets increased 100 basis points. Compared to the same period in the prior year, average interest-bearing liabilities decreased $85.5 million, or 7.8 percent, while the average cost of interest-bearing liabilities increased 13 basis points to 0.66% from 0.53%.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest bearing deposits	$172,033	$1,001	0.78%	$238,648	$211	0.12%
Federal funds sold	2,590	9	0.48	3,121	—	—
Investment securities	234,294	2,510	1.43	138,403	1,571	1.52
Restricted investments	3,913	133	4.54	3,620	124	4.59
Loans held for sale	10,921	347	4.25	49,775	1,043	2.80
SBA-PPP loans receivable	39,063	3,449	11.80	215,524	6,266	3.89
Portfolio loans receivable(2)	1,547,386	101,849	8.80	1,339,010	80,240	8.01
Total interest earning assets	2,010,200	109,298	7.27	1,988,101	89,455	6.02
Noninterest earning assets	47,936			37,485
Total assets	$2,058,136			$2,025,586

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand accounts	$265,854	$114	0.06%	$280,305	$163	0.08%
Savings	9,138	4	0.06	6,435	2	0.05
Money market accounts	553,794	1,512	0.37	475,875	1,217	0.34
Time deposits	161,982	1,604	1.32	295,705	3,492	1.58
Borrowed funds	36,299	656	2.41	34,265	559	2.18
Total interest bearing liabilities	1,027,067	3,890	0.51	1,092,585	5,433	0.66
Noninterest bearing liabilities:
Noninterest bearing liabilities	23,748			23,327
Noninterest bearing deposits	797,660			735,509
Stockholders’ equity	209,661			174,165
Total liabilities and stockholders’ equity	$2,058,136			$2,025,586

Net interest spread			6.76%			5.36%
Net interest income		$105,408			$84,022
Net interest margin (3)			7.01%			5.65%
_______________
(1)Annualized
(2)Includes nonaccrual loans.
(3)For the nine months ended September 30, 2022 and 2021, SBA-PPP loans and credit card loans collectively accounted for 307 and 208 basis points of the reported net interest margin, respectively.

For the nine months ended September 30, 2022, net interest margin increased 136 basis points to 7.01% from the same period in 2021 due in large part to the growth in portfolio loan balances and an increase in loan yields on the credit card loans. Net interest margin, excluding credit card and SBA-PPP loans, was 3.94% for the nine months ended September 30, 2022 compared to 3.57% for the same period in 2021. For the nine months ended September 30, 2022, average interest earning assets increased $22.1 million, or 1.1 percent, to $2.0 billion as compared to the same period in 2021, and the average yield on interest earning assets increased 125 basis points, from 6.02% for the nine months ended September 30, 2021 to 7.27% for the nine months ended September 30, 2022. Compared to the same period in the prior year, average interest-bearing liabilities decreased $65.5 million, or 6.0 percent, while the average cost of interest bearing liabilities decreased 15 basis points to 0.51% from 0.66%.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates.
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Compared to			Compared to
	September 30, 2021			September 30, 2021
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest bearing deposits	$(694)	$1,067	$373	$(388)	$1,178	$790
Federal funds sold	(4)	11	7	(2)	11	9
Investment securities	557	256	813	1,027	(88)	939
Restricted stock	7	1	8	10	(1)	9
Loans held for sale	(322)	176	(146)	(1,237)	541	(696)
SBA-PPP loans	(6,959)	5,697	(1,262)	(15,580)	12,763	(2,817)
Portfolio loans excluding credit card loans	2,499	838	3,337	7,140	80	7,220
Credit card loans	948	734	1,682	7,992	6,397	14,389
Total interest income	(3,968)	8,780	4,812	(1,038)	20,881	19,843

Interest Expense:
Interest bearing demand accounts	(9)	3	(6)	(6)	(43)	(49)
Savings	—	—	—	1	1	2
Money market accounts	89	391	480	212	83	295
Time deposits	(327)	(46)	(373)	(1,324)	(564)	(1,888)
Borrowed funds	30	63	93	37	60	97
Total interest expense	(217)	411	194	(1,080)	(463)	(1,543)
Net interest income	$(3,751)	$8,369	$4,618	$42	$21,344	$21,386

When comparing the three months ended September 30, 2022 to the same period in 2021, the greatest positive impact to total interest income was associated with growth in the loan portfolio, excluding credit cards, which contributed an additional $3.3 million in interest income. The credit card portfolio, on a stand alone basis, contributed an additional increase of $1.7 million when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021 due to both volume increases and increases in late charges which impacted the rate calculation. When comparing the nine months ended September 30, 2022 to the same period in the prior year, credit card loans provided a $14.4 million increase in interest income, due to both growth and increases in late charges which impacted the rate component, while portfolio loans excluding credit card loans contributed a $7.2 million growth due mainly to growth in the portfolio.
Provision for Loan Losses
The provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by our management in determining the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”
The provision for loan losses of $1.3 million for the three months ended September 30, 2022 was related to growth in certain segments of the credit card portfolio and the cycling of credit card accounts and was net of a $1 million provision release in the commercial banking segment. Net charge-offs for the third quarter of 2022 were $1.6 million, or 0.39% on an annualized basis of average portfolio loans, compared to $301 thousand, or 0.08% on an annualized basis of average loans for the third quarter of 2021. Although the majority of OpenSky® credit cards are secured, losses may occur due to fraud, when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Identity fraud, payment fraud and funding fraud can result in losses. Customers exceeding established credit limits occurs due to certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas stations and hotel deposits. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments. All of the $1.6 million in net charge-offs during the quarter of 2022 were related to the credit card portfolio with $1.5 million related to secured cards and $95 thousand related to unsecured cards.
For the nine months ended September 30, 2022, the provision for loan losses was $4.2 million, an increase of $2.0 million from the prior year to date period and was primarily related to the credit card portfolio. Net charge-offs for the nine months ended September 30, 2022 were $3.3 million, or 0.29% of average portfolio loans on an annualized basis, compared to $941 thousand, or 0.09% of average portfolio loans on an annualized basis, for the same period in 2021. The $3.3 million in net charge-offs during the nine months ended September 30, 2022 was comprised of credit card portfolio net charge-offs of $3.2 million related to secured cards and $116 thousand related to unsecured cards.
The allowance for loan losses as a percent of portfolio loans was 1.58% at September 30, 2022 and 1.65% at December 31, 2021.
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

The following table presents, for the periods indicated, the major categories of noninterest income:
NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$199	$160	24.4%	$545	$473	15.2%
Credit card fees	5,524	7,554	(26.9)	17,658	21,208	(16.7)
Mortgage banking revenue	969	4,465	(78.3)	4,312	17,478	(75.3)
Gain on sale of investment securities available for sale, net	—	—	—	—	153	(100.0)
Other income	416	418	(0.5)	1,296	680	90.6
Total noninterest income	$7,108	$12,597	(43.6)%	$23,811	$39,992	(40.5)%
For the three months ended September 30, 2022, OpenSky's® credit card accounts decreased by 40 thousand net compared to a 7 thousand net decrease for the same period in 2021. Elevated new account originations related to COVID-19 stimulus payments that were realized in 2021 did not recur in 2022. The decrease in active accounts led to a decrease in interchange, renewal and other fees during the three months ended September 30, 2022 when compared to the same period in 2021.
The continued steepening of the yield curve during 2022 slowed mortgage originations from the year earlier when low interest rates fueled refinance volumes. The Bank’s Capital Bank Home Loans division saw origination volumes decline 72.1 percent, to $60.5 million, in the third quarter of 2022, when compared to $217.2 million in the third quarter of 2021. Gain on sale margins are down from 2.67% for the three months ended September 30, 2021, to 2.05% for the three months ended September 30, 2022, as mortgage lenders continue to compete over a dwindling customer base. Historically-low housing inventory, shortages in new home building materials, and increasing interest rates are likely to continue suppressing origination volumes into 2023.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a risk and has established a reserve under generally accepted accounting principles for possible repurchases. The reserve was $1.2 million at September 30, 2022 and December 31, 2021. The Bank did not repurchase any loans during the three and nine months ended September 30, 2022 but did repurchase one loan during the three and nine months ended September 30, 2021 totaling $205 thousand.
For the nine months ended September 30, 2022, noninterest income was $23.8 million, a decrease of $16.2 million, or 40.5 percent, from the same period in 2021, and was primarily driven by the reduction in mortgage banking revenues of $13.2 million. Gain on sale margins dropped to 2.38% for the nine months ended September 30, 2022, from 2.85%, when compared to the same period last year. The steepening yield curve in 2022 has slowed originations from the year earlier period when low interest rates fueled refinance volumes. Historically-low housing inventory, shortages in new home building materials, and rising interest rates are likely to continue suppressing origination volumes into 2023. Purchase volume as a percentage of loan originations was 79.2 percent for the nine months ended September 30, 2022, compared to 39.6 percent for the nine months ended September 30, 2021, reflecting the market shift away from refinancing due to rising interest rates. Credit card fees were down 16.7 percent, or $3.6 million when comparing the nine months ended September 30, 2022 to the same period in the prior year due to the decrease in the number of credit card accounts.

Noninterest Expense
Generally, noninterest expense is comprised of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees, advertising expenses, loan processing expenses and other general and administrative expenses, including FDIC assessments, communications, travel, meals, training, supplies and postage.
The following table presents, for the periods indicated, the major categories of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$10,747	9,962	7.9%	$31,129	27,279	14.1%
Occupancy and equipment	1,138	998	14.0	3,476	3,322	4.6
Professional services	3,848	2,555	50.6	8,586	5,542	54.9
Data processing	7,178	10,161	(29.4)	22,721	29,594	(23.2)
Advertising	1,632	1,027	58.9	5,494	3,153	74.2
Loan processing	625	644	(3.0)	1,352	2,670	(49.4)
Other operating	2,926	3,280	(10.8)	9,621	10,012	(3.9)
Total noninterest expense	$28,094	$28,627	(1.9)	$82,379	$81,572	1.0
Noninterest expense was $28.1 million for the three months ended September 30, 2022, as compared to $28.6 million for the three months ended September 30, 2021, a decrease of $533 thousand, or 1.9 percent. The decrease was primarily driven by decreases in data processing expenses of $3.0 million due to successful contract negotiations in the first quarter of 2022 and were offset by increases in salaries and employee benefits of $785 thousand, or 7.9 percent; advertising expenses of $605 thousand, or 58.9 percent; and professional fees of $1.3 million, or 50.6 percent.
Noninterest expense was $82.4 million for the nine months ended September 30, 2022, compared to $81.6 million for the nine months ended September 30, 2021, an increase of $808 thousand, or 1.0 percent. The increase was primarily driven by a $3.8 million, or 14.1 percent, increase in salaries and benefits, an increase in professional fees of 54.9 percent, or $3.0 million, and a $2.3 million, or 74.3 percent, increase in advertising expense. The increase was partially offset by a $6.9 million, or 23.2 percent, decrease in data processing and $1.3 million, or 49.4 percent, decrease in loan processing expense. The decrease of $6.9 million in data processing expenses was primarily due to a contract renegotiation entered into in the first quarter of 2022.
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
Income tax expense was $3.3 million for the three months ended September 30, 2022 compared to $3.9 million for the same period of 2021. Our effective tax rates for those periods were 23.1% and 25.8%, respectively. For the nine months ended September 30, 2022, income tax expense was $9.8 million compared to $10.4 million for the nine months ended September 30, 2021, with effective tax rates of 23.0% and 25.8% for 2022 and 2021, respectively.
Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	September 30,		Change expressed in:
(in thousands)	2022	2021	Dollars	Percent
Total assets	$2,009,358	$2,169,556	$(160,198)	(7.4)%
AFS securities	269,620	189,165	80,455	42.5
Portfolio loans receivable, net	1,648,001	1,445,126	202,875	14.0
Deposits	1,737,591	1,921,238	(183,647)	(9.6)
Borrowings	34,062	34,062	—	—
Stockholders’ equity	214,005	189,080	24,925	13.2
Equity to total assets at end of period	10.7%	8.7%		23.0
Average number of basic shares outstanding	14,009	13,772		1.7
Average number of diluted shares outstanding	14,329	14,111		1.5
Total assets at September 30, 2022 decreased $160.2 million in comparison to the balance at September 30, 2021. Increases in portfolio loans receivable were offset by decreases in the loans held for sale portfolio of $29.1 million as well as a reduction in SBA-PPP loans of $134.5 million when comparing the period end balances at September 30, 2022 to September 30, 2021. Reductions in higher priced time deposits of $66.2 million coupled with the $117.7 million decrease in interest bearing demand accounts was responsible for the large decrease in our cash liquidity position when comparing period end balances at September 30, 2022 to September 30, 2021.
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
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at September 30, 2022 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the book value of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
September 30, 2022	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$60,645	2.67%	$98,111	1.36%	$73,650	1.27%	$—	—%	$232,406	$214,940	1.67%
Municipal	—	—	—	—	—	—	10,817	1.94	10,817	8,087	1.94
Corporate bonds	—	—	—	—	5,000	4.31	—	—	5,000	4,648	4.31
Asset-backed securities	—	—	—	—	—	—	8,323	2.17	8,323	8,222	2.17
Mortgage-backed securities	—	—	10,056	5.18	13,100	2.94	13,448	0.76	36,604	33,723	2.75
Total	$60,645	2.67%	$108,167	1.72%	$91,750	1.67%	$32,588	1.51%	$293,150	$269,620	1.87%
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

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of September 30, 2022
	One Year or Less		One to Five Years		Over Five Years to Fifteen Years		After Fifteen Years
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Real estate:
Residential	$98,595	5.54%	$171,647	4.91%	$103,995	4.47%	$92,612	4.24%	$466,849
Commercial	71,238	5.29	292,525	4.59	258,698	4.25	3,569	3.41	626,030
Construction	210,732	5.82	13,898	6.30	10,415	3.75	—	—	235,045
Commercial	69,697	5.41	48,099	4.37	66,752	5.42	7,659	5.48	192,207
Credit card	136,658	50.30	—	—	—	—	—	—	136,658
Other consumer	244	2.90	413	4.43	398	4.90	—	—	1,055
Total portfolio loans, gross	$587,164	16.01%	$526,582	4.72%	$440,258	4.47%	$103,840	4.30%	$1,657,844

Loans above maturing after one year categorized by rate characteristic:					Predetermined Interest Rates		Floating or Variable Rates		Total
Real estate:
Residential					$182,260		$185,994		$368,254
Commercial					370,261		184,531		554,792
Construction					11,530		12,782		24,312
Commercial					74,426		48,085		122,511
Other consumer					799		12		811
Total portfolio loans, gross					$639,276		$431,404		$1,070,680
In addition to the portfolio loans shown above, gross SBA-PPP loans receivable, which totaled $2.7 million at September 30, 2022, mature in the 1-5 year time-frame and carry a fixed rate of interest.
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

Potential Problem Loans
From a credit risk standpoint, we grade watchlist and problem loans into one of five categories: pass/watch, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with each loan. Credits ratings are reviewed regularly. Ratings are adjusted regularly to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Our lending policy requires the routine monitoring of past due reports, daily overdraft reports, monthly maturing loans, monthly risk rating reports and internal loan review reports. The lending and credit management of the Bank meet periodically to review loans rated pass/watch. The focus of each meeting is to identify and promptly determine any necessary required action with this loan population, which consists of loans that, although considered satisfactory and performing to terms, may exhibit special risk features that warrant management’s attention.
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

At September 30, 2022, the recorded investment in impaired loans was $8.4 million, $268 thousand of which required a specific reserve of $159 thousand compared to a recorded investment in impaired loans of $11.3 million including $336 thousand requiring a specific reserve of $218 thousand at December 31, 2021. Of the $8.4 million of impaired loans, $1.4 million was related to one construction loan relationship believed to be well-collateralized and $2.0 million was related to one home equity line of credit loan relationship believed to be well-collateralized.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At September 30, 2022, the Company had five loans amounting to $507 thousand that were considered to be TDRs, compared to five loans amounting to $533 thousand at December 31, 2021.
Allowance for Loan Losses
We maintain an allowance for loan losses that represents management’s estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.
The following table presents key ratios for the allowance for loan losses and nonaccrual loans for the periods indicated:

	Allowance for loan losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for loan losses to nonaccrual loans (1)
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Real estate:
Residential	1.28%	1.40%	0.68%	0.71%	189%	198%
Commercial	1.34	1.54	0.25	—	537	34,606
Construction	1.70	1.84	1.21	3.06	140	60
Commercial	1.14	1.50	0.44	0.38	261	390
Credit card	4.06	2.59	—	—	—	—
Other consumer	0.93	1.13	—	—	—	—
Total	1.58%	1.65%	0.51%	0.75%	310%	222%
_____________
(1)Allowance calculation excludes SBA-PPP loans.

In determining the allowance for loan loss on the credit card portfolio, management uses the historical loss experience of the credit card portfolio as a major consideration and applies that factor to both secured and unsecured credit card loan balances.

The following tables present a summary of the net charge-off (recovery) of loans as a percentage of average loans for the periods indicated:

	For the Three Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$—	$439,603	—%	$—	$420,328	—%
Commercial	—	605,433	—	—	480,680	—
Construction	—	240,971	—	—	233,390	—
Commercial	—	182,113	—	(1)	143,566	—
Credit card	1,588	132,246	1.20	302	124,771	0.24
Other consumer	—	1,180	—	—	1,271	—
Total	$1,588	$1,601,546	0.10%	$301	$1,404,006	0.02%

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$—	$422,024	—%	$—	$424,930	—%
Commercial	—	577,347	—	161	437,079	0.04
Construction	—	245,546	—	(1)	227,840	—
Commercial	—	174,505	—	33	141,679	0.02
Credit card	3,337	127,266	2.62	747	105,912	0.71
Other consumer	—	698	—	—	1,570	—
Total	$3,337	$1,547,386	0.22%	$940	$1,339,010	0.07%
Total charge-offs for the quarter and year to date periods ended September 30, 2022 were due to credit card charge-offs. Noted deterioration in macro economic conditions caused management to tighten credit policies surrounding the credit card portfolio, and we are beginning to see delinquencies flatten.
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
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2022		December 31, 2021
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,969	23%	$5,612	22%
Commercial	8,368	32	8,566	34
Construction	4,005	15	4,699	19
Commercial and Industrial	2,195	9	2,637	10
Credit card	5,544	21	3,655	15
Other consumer	10	—	12	—
Total allowance for loan losses	$26,091	100%	$25,181	100%
_______________
(1)Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.

Total Liabilities
Total liabilities at September 30, 2022 decreased $62.0 from December 31, 2021 due primarily to the decrease in our deposit portfolio as noted below.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of low cost deposits. As of September 30, 2022 and December 31, 2021, our credit card customers accounted for $201.3 million and $220.4 million, or 25.0% and 29.1%, respectively, of our total noninterest bearing deposit balances.
The following table presents the average balances and average rates paid on deposits for the periods indicated:
COMPOSITION OF AVERAGE DEPOSITS

	For the Nine Months Ended September 30, 2022		For the Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest-bearing demand accounts	$265,854	0.06%	$289,285	0.07%
Money market accounts	553,794	0.37	482,225	0.31
Savings accounts	9,138	0.06	6,470	0.05
Certificates of deposit	161,982	1.32	269,262	1.53
Total interest-bearing deposits	990,768	0.44	1,047,242	0.55
Noninterest-bearing demand accounts	797,660		750,760
Total deposits	$1,788,428	0.24	$1,798,002	0.32

The following table presents the maturities of our certificates of deposit as of September 30, 2022.
MATURITIES OF CERTIFICATES OF DEPOSIT

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$84,868	$5,024	$8,791	$2,688	$101,371
Less than $250,000	16,825	10,675	13,793	9,714	51,007
Total	$101,693	$15,699	$22,584	$12,402	$152,378
As of September 30, 2022 and December 31, 2021, based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $960.2 million or 55.3% and $972.4 million or 54.1%, respectively, of our deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2022, approximately $492.8 million in real estate loans were pledged as collateral for our FHLB borrowings. Of the $492.8 million in loans pledged to the FHLB, our total borrowing capacity at September 30, 2022 was $317.2 million. None of our investment securities were pledged with the FHLB as of September 30, 2022. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2022, we had $22.0 million in outstanding advances and $295.2 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At September 30, 2022, these other borrowings amounted to $12.1 million.
At September 30, 2022, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
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
The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $26.7 million as of September 30, 2022. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of September 30, 2022.

The Company also has available lines of credit of $76.0 million with other correspondent banks at September 30, 2022, as well as access to certificate of deposit funding through a financial network and wholesale brokers. Our funding policy limits use of this funding source to 30% of the Bank’s deposits. These lines were not utilized at September 30, 2022.
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
As of September 30, 2022, we had $295.2 million of available borrowing capacity from the FHLB, $26.7 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. Cash and cash equivalents were $37.1 million at September 30, 2022. We believe our liquidity resources are at sufficient levels to fund loans and meet other cash needs as necessary.

Capital Resources
Stockholders’ equity increased $16.1 million for the period ended September 30, 2022 compared to December 31, 2021 largely due to year to date net income of $32.8 million for 2022 that was offset by a $16.5 million unrealized loss, net of tax, in available for sale securities.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.19% at September 30, 2022 and 8.82% at December 31, 2021.
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
As of September 30, 2022, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$233,651	11.31%	$82,656	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	233,651	15.49	90,482	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	231,589	15.36	67,862	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	262,611	17.41	120,643	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$193,899	9.60%	$80,786	4.00%	$100,982	5.00%
Tier 1 capital (to risk-weighted assets)	193,899	13.39	86,871	6.00	115,828	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	193,899	13.39	65,153	4.50	94,110	6.50
Total capital ratio (to risk-weighted assets)	212,110	14.65	115,828	8.00	144,785	10.00

December 31, 2021
The Company
Tier 1 leverage ratio (to average assets)	$201,040	9.73%	$82,683	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	201,040	14.43	83,596	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	198,978	14.28	62,697	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	228,574	16.41	111,462	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$169,384	8.36%	$81,070	4.00%	$101,338	5.00%
Tier 1 capital (to risk-weighted assets)	169,384	12.53	81,097	6.00	108,130	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	169,384	12.53	60,823	4.50	87,856	6.50
Total capital ratio (to risk-weighted assets)	186,397	13.79	108,130	8.00	135,162	10.00

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

CREDIT EXTENSION COMMITMENTS

	As of September 30, 2022	As of December 31, 2021
(in thousands)
Unfunded lines of credit	$342,507	$376,308
Commitments to originate residential loans held for sale	—	8,767
Letters of credit	5,085	5,132
Commitment to fund other investments	4,721	6,352
Total credit extension commitments	$352,313	$396,559
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
Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by our board of directors. The committee formulates strategies based on perceived levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook for interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest bearing liabilities and an interest rate shock simulation model.
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

INTEREST SENSITIVITY GAP

September 30, 2022	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$373,790	$184,139	$327,429	$885,358	$746,089	$1,631,447
Securities	19,355	17,894	47,745	84,994	188,485	273,479
Interest bearing deposits at other financial institutions	20,867	—	—	20,867	14,774	35,641
Federal funds sold	1,421	—	—	1,421	—	1,421
Total earning assets	$415,433	$202,033	$375,174	$992,640	$949,348	$1,941,988

Liabilities
Interest bearing liabilities
Interest bearing deposits	$11,266	$22,534	$101,401	$135,201	$643,979	$779,180
Time deposits	82,207	19,486	38,284	139,977	12,401	152,378
Total interest bearing deposits	93,473	42,020	139,685	275,178	656,380	931,558
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest bearing liabilities	$93,473	$42,020	$139,685	$275,178	$690,442	$965,620

Period gap	$321,960	$160,013	$235,489	$717,462	$258,906	$976,368
Cumulative gap	$321,960	$481,973	$717,462	$717,462	$976,368
Ratio of cumulative gap to total earning assets	16.58%	24.82%	36.94%	36.94%	50.28%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2022:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2022	(5.5)%	(3.2)%	(1.4)%	0.0%	1.4%	3.8%	6.7%
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
The following table illustrates the results of our EVE analysis as of September 30, 2022.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2022	(8.1)%	(2.8)%	(0.6)%	0.0%	(0.6)%	(0.9)%	(0.4)%

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended September 30, 2022.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock, par value $0.01 per share (“Common Stock”). The program will expire on December 31, 2023. For the quarter ended September 30, 2022, no activity had occurred.
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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    CAPITAL BANCORP, INC.
                    Registrant
Date: November 9, 2022        /s/ Ed Barry
                    Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2022        /s/ Alan W. Jackson
                    Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

