Form 10-K
period 2022-12-31
Capital Bancorp Inc
filed 2023-03-15
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022 was $186.7 million.
As of March 14, 2023, the Registrant had 14,152,418 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
•the concentration of our business in the Washington, D.C. and Baltimore, Maryland metropolitan areas and the effect of changes in economic, political and environmental conditions on these markets;
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
•liquidity and operations risks associated with our business;

•interest rate risk associated with our business, including sensitivity of our interest earning assets and interest-bearing liabilities to changes in interest rates, and the impact to our earnings from changes in interest rates;
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
ITEM 1. BUSINESS
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation established in 1998, operating primarily through our wholly owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington, D.C. and Baltimore metropolitan areas. We serve businesses, not-for-profit associations and entrepreneurs throughout the region. Capital Bank is headquartered in Rockville, Maryland and operates a branch-lite model through four commercial bank branches, one mortgage office and two loan production offices.
Capital Bank currently operates three divisions: Commercial Banking, Capital Bank Home Loans, and OpenSky®. Our Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations. Capital Bank Home Loans and OpenSky® both leverage Capital Bank’s national banking charter to operate as national consumer business lines; Capital Bank Home Loans acts as our residential mortgage origination platform and OpenSky® provides nationwide, digitally-based, unsecured credit cards as well as secured credit cards to under-banked populations and those looking to rebuild their credit scores.
In addition to the three divisions of Capital Bank, Church Street Capital also operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards, but command a higher rate of return. Initially, CSC typically sold participation interests in these loans to third parties (including to certain of the Company’s and Bank's directors), and retained exposure of as little as 10 percent. Beginning in 2019, CSC more typically retained 100% of the exposures. In all cases CSC had retained servicing of the loans, thereby maintaining a relationship with the customer.
In addition to its subsidiaries discussed above, Capital Bank, N.A. and Church Street Capital, Capital Bancorp, Inc. owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Commercial Banking Division
The Commercial Banking division operates out of four full service banking locations, each of which is in the Washington, D.C. Metropolitan Statistical Area (“MSA”), and its full service banking location in Columbia, Maryland in the Baltimore, Maryland MSA. Additionally, we have two loan production offices, one located in the Washington, D.C. area and one in Columbia, Maryland. Our Commercial Banking division’s commercial loan officers and commercial real estate loan officers provide commercial and industrial, or C&I, commercial real estate and construction lending solutions to business clients in Capital Bank’s operating markets.
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
Capital Bank Home Loans Division
Capital Bank Home Loans (“CBHL”) originates conventional and government-guaranteed residential mortgage loans on a national basis, for sale into the secondary market and in certain circumstances for our loan portfolio. Loans sold into the secondary market are sold servicing released. Our residential loan portfolio aims to retain high-quality, lower risk loans which support the Company’s business strategies. A portion of the retained residential portfolio is represented by mortgage loans on primary residences within Capital Bank’s operating markets to individuals who own businesses where Capital Bank may also pursue a commercial lending relationship and has a vested interest in maintaining the fullest possible control of the lending relationship.
In 2022, as the mortgage refinance market continued to contract in response to increasing market interest rates, CBHL continued to focus on purchase originations. Purchase origination volume was 80.6 percent for the year ended December 31, 2022, compared to 42.3 percent for the year ended December 31, 2021.
Approximately 69.7 percent of CBHL loan originations by volume occur within Capital Bank’s operating markets in Maryland, Virginia and Washington, D.C. The remainder of originations are national in scope and derive primarily through a consumer direct channel utilizing consumer marketing, including through social media applications.
OpenSky® Secured Credit Card Division
The OpenSky® Division provides secured, partially secured and unsecured credit cards on a nationwide basis.
The secured credit cards require a minimum initial deposit of $200 and maximum initial deposits of $3,000 per card and $10,000 per individual and are focused on under-banked populations and those looking to rebuild their credit scores. In order to obtain a secured credit card from us, the customer must select a credit line amount that they are willing to secure with a matching deposit amount. A deposit equal to the full credit limit of the card is made into a noninterest-bearing demand account with the Bank. Once the account is opened, the deposit is required to be maintained throughout the life of the card. The customer’s funding of the deposit account is collateral and it is not a consideration in the credit card approval process, but is a prerequisite to activating the credit line. Once the customer’s deposit account has been funded, the credit line is activated and the collateral funds are generally available to absorb any losses on the account that may occur. Given the secured nature of the cards, credit checks are not required at the time of application.

The partially secured credit card uses our proprietary scoring model, which considers among other things, credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), to offer certain customers an unsecured line in excess of their secured line of credit. As each customer’s secured account ages, we obtain credit scores to baseline their improvement as an input into any decision to extend unsecured credit.
The unsecured credit card was added, for qualifying customers, in the fourth quarter of 2021 to expand the OpenSky® product offering. The addition of the unsecured card allows for an uninterrupted experience for OpenSky® customers who can now more easily continue in their journey from a secured to unsecured credit card.
OpenSky® cards operate on a fully digital and mobile platform with all marketing and application procedures conducted through its website or mobile application. OpenSky® credit cards have floating interest rates, which are beneficial to us in a rising rate environment, and we believe the OpenSky® secured credit card product may provide a counter-cyclical benefit as more people may wish to enter its target segment of credit rebuilders during an economic downturn. Credit card eligibility for all product offerings is based on identity and income verification. Our prior experience has shown that approximately 20% of our secured credit cards will experience a charge-off within the first year of issuance primarily due to the relative inexperience of this under-banked population in effectively managing credit card debt. As of December 31, 2022, approximately 12.7% of our secured credit card portfolio was delinquent by 30 days or more.
Capital Bank evaluates its OpenSky® customers using analytics that track consumer behaviors and score each customer on risk and behavior metrics. These real-time monitoring capabilities give our management insight into the credit trends of our portfolio on a consumer-by-consumer basis, allowing us to identify potential fraud situations and mitigate any associated losses, as well as to obtain insights into how to optimize the profitability and life cycle of each account. The model utilizes data proprietary to Capital Bank.
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
•Scale our consumer fee-based platforms by investing in fintech capabilities and digital marketing to deliver high impact products and services and differentiated customer experience;
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
Increase scale in our consumer fee-based platforms through delivery of high value products and services
•Utilize our customer acquisition system, Apollo, and leverage our investment in a new core processing system, together with our expertise in data, analytics and marketing, to deliver new products and services and grow our secured credit card business;
•Retain OpenSky® customers that “graduate” from our secured credit product through the limited use of partially and fully unsecured credit products; and
•Expand our purchase-oriented mortgage loan sales both in-market and in adjacent markets through the hiring of qualified mortgage originators and continue to improve on our direct to consumer marketing channels.
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
Sustainability
We aspire to be the most valued and trusted community bank within the markets we serve. We understand our obligation to both our shareholders and the communities we serve -- to be an institution that achieves superior financial performance, while contributing to society through the delivery to our customers of services that enlarge access, equity and opportunity.
We focus our environmental, social, and governance (“ESG”) efforts on issues that are important to our business and to our key stakeholders. Our mission is to support businesses, help people and strengthen communities, as well as to grow our operations and revenue. Essential to this mission is our commitment to provide long-term, sustainable financial and social value to our stakeholders, including the communities we serve, our shareholders and our employees.

Employees and Human Capital Resources
At December 31, 2022, we employed 329 persons, of which 270 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent and we were recently named a Best Bank to Work For by American Banker for the fourth consecutive year. Our ability to attract and retain employees is a key to our success. We offer a competitive total rewards program to our employees, flexible work arrangements, and monitor the competitiveness of our compensation and benefits programs in our various market areas.
The Company prides itself on being a values-driven organization, where employees are empowered to share Ideas that keep the organization connected. Our company core values guide each team member to:
•Act as an Owner
•Practice Balanced Risk Management
•Challenge the Norm
•Leverage the Team
We believe that these values enable our success with our customers and have helped us build a fun, vibrant and accountability driven culture. In addition, we are committed to developing our staff through internal/external training programs, availability of a robust online training resource, and continuing to implement leadership development programs for all levels of leadership within the organization.
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
SUPERVISION AND REGULATION
General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s (“BHC”) ability to repurchase stock or to receive dividends from its subsidiary banks. We are subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve (“Federal Reserve”), and the Bank is subject to comprehensive examination and supervision by the Office of the Comptroller of the Currency (“OCC”). We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve may conduct examinations of BHCs and their subsidiaries. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), through the Deposit Insurance Fund (“DIF”). As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. The Company’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Bank regulation is intended to protect depositors and consumers and not shareholders. This supervisory framework could materially and adversely impact the conduct and profitability of our activities.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of the applicable statutory and regulatory provisions. Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time to time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act were modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs borne by the Company. The Dodd-Frank Act also modified the standard by which state consumer financial laws may be applied to national banking associations, such as the Bank. The application of that standard by state regulators and the courts may cause the Bank’s compliance burden and costs to increase. Moreover, bank regulatory agencies appear to be increasingly aggressive in responding to concerns and trends identified in examinations, which could result in higher frequency initiation of enforcement actions against financial institutions to address credit quality, liquidity, risk management and capital adequacy, as well as other safety and soundness concerns.
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
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. See “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14, Capital Standards” for additional regulatory capital information, including the Bank’s and Company’s Leverage Ratio as of December 31, 2022.
Community Reinvestment Act
The CRA requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” A rating that is less than “satisfactory” may substantially inhibit the Bank’s opportunities for future growth. An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, and expansions into non-banking activities. Our Bank received an “outstanding” rating in its most recent CRA evaluation which was in 2021.
In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the OCC proposed for public comment rules to modernize the agencies' regulations under the CRA. In September 2020, the Federal Reserve released for public comment its proposed rules to modernize CRA regulations. As of this issuance, the Federal Reserve has not moved forward in the rulemaking process. In July 2021, the Federal Reserve, FDIC, and the OCC issued an interagency statement committing to joint agency action on CRA. This may signal that additional regulatory action on this issue will be forthcoming in 2023.
Anti-Terrorism, Money Laundering Legislation and OFAC
The Bank is subject to the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to decline to open accounts for those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks, a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator.
The Bank has established anti-money laundering and customer identification programs and it maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion or other criminal activities pursuant to the Bank Secrecy Act.
The Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, persons, non-governmental organizations, associations, and criminal networks, among others, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons that are the target of sanctions, including the List of Specially Designated Nationals and Blocked Persons. Financial institutions are responsible for, among other things, blocking accounts of and transactions with sanctioned persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked and rejected transactions after their occurrence. If the Company or the Bank finds a name or other information on any transaction, account or wire transfer that is on an OFAC list or that otherwise indicates that the transaction involves a target of an OFAC-administered sanctions program, the Company or the Bank generally must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.
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
Dividends and Share Repurchases
The ability of the Company to pay dividends or to repurchase its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the Maryland General Corporate Law ("MGCL," in the case of the Company), (b) covenants contained in any subordinated debentures and borrowing agreements in existence now or that may exist in the future, (c) restrictions on the ability of the Bank to declare dividends under the National Bank Act and OCC regulations (in the case of the Bank), and (d) the general supervisory authority of the FRB and the OCC. Our ability to pay dividends to our stockholders or to repurchase shares of our common stock is subject to the restrictions set forth in the MGCL.
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
In connection with the decision regarding dividends and share repurchase programs, our Board will take into account general business conditions, our financial results, projected cash flows, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by the Bank to the Company and such other factors as may be deemed relevant. We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise or to repurchase shares of our common stock. The declaration of dividends by the Company is subject to the discretion of our Board.
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
ITEM 1A. RISK FACTORS.

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face. You should carefully consider the risks described below, as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
As of December 31, 2022, approximately 88.2% of our loans held for investment (measured by dollar amount) were made to borrowers who live or conduct business in the Washington, D.C. and Baltimore metropolitan areas. Therefore, our success depends upon the general economic conditions in this area, which we cannot predict with any degree of certainty. A downturn in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of our depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects the Washington, D.C. and Baltimore metropolitan areas, or existing or prospective borrowers or depositors in the Washington, D.C. and Baltimore metropolitan areas could have a material adverse effect on our business, financial condition and results of operations.
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
The primary component of our business involves making loans to customers. The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid in a timely manner or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. A failure to measure and limit the credit risk associated with our loan portfolio effectively could lead to unexpected losses and have a materially adverse effect on our business, financial condition and results of operations.
Change in accounting standards or interpretation of new or existing standards may affect our financial condition and results of operations.
From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be difficult to predict and can materially impact how to record and report our financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.
The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. ASU 2016-13 became effective for the Company on January 1, 2023. This standard requires earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. At the adoption date, we expect a change to the Allowance for Loan Losses of less than $1.0 million based on the expected performance of the economy at the transition date. Implementing the CECL framework requires us to increase the data the Company must collect and review to determine the appropriate level of the allowance for credit losses. Subsequent to the adoption date, the implementation of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have a materially adverse effect on our financial condition and results of operations.
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of our allowance for loan losses is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could materially and adversely affect our business, financial condition and results of operations.
The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be materially and adversely affected.
Our commercial real estate and real estate construction loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material and adverse effect on our business, financial condition and results of operations.
Construction loans also involve risks because loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period of time, any of which could materially and adversely affect our business, financial condition and results of operations.

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
In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could materially and adversely affect our business, financial condition and results of operations.
System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
Our computer systems and network infrastructure could be vulnerable to hardware and cybersecurity issues. Any damage or failure that causes an interruption in our operations could have a materially, adverse effect on our financial condition and results of operations.
Our operations are also dependent upon our ability to protect our computer systems and network infrastructure, including our digital, mobile and internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition and results of operations. In addition, we may need to take our systems off-line if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs.

We face security risks, including denial of service attacks, hacking, malware intrusion and data corruption attempts, and identity theft that could result in the disclosure of confidential information, materially and adversely affect our business or reputation, and create significant legal and financial exposure.
Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not exploit security vulnerabilities in our systems or the systems of third parties, and other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers, or of third parties, and damage to our systems that could otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber-threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such security breaches, which may expose us to material losses and other material, adverse consequences.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. Even the most advanced internal control environment may be vulnerable to compromise. The techniques used by cyber criminals change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. The speed at which new vulnerabilities are discovered and exploited, often before security patches are published, continues to rise. The risk of a security breach caused by a cyber-attack on a vendor or by unauthorized vendor access has also increased in recent years.
Cyber-attacks or other security breaches, whether directed at us or third parties, may result in a material loss or have other material, adverse consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach, significant business disruption to our operations and business, misappropriation, exposure or destruction of our confidential information, intellectual property, funds and/or those of our customers; or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, and could materially and adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to recover the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material, adverse effect on our business, financial condition or results of operations.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. Our inability to manage the amount of costs or the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have a material and adverse effect on our business, financial condition and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such could have a materially adverse effect on our business, financial condition and results of operation.
A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition and results of operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, sales of our investment securities, sales of loans or other sources could materially and adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material and adverse effect on our business, financial condition and results of operations.
We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.
As of December 31, 2022, our 10 largest non-brokered depositors accounted for $389.9 million in deposits, or approximately 22.2% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material and adverse effect on our business, financial condition and results of operations.
Our mortgage banking division may not continue to provide us with significant noninterest income.
The residential mortgage business is highly competitive and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the traditional mortgage origination business is relationship-based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors, we cannot be certain that we will be able to maintain or increase the volume or percentage of revenue or net income produced by our residential mortgage business.
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
The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product-specific requirements as part of the loan application, the loans sold have a limited recourse provision. Should such loan repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could materially and adversely impact our business, financial condition and results of operations.
Delinquencies and credit losses from our OpenSky® credit card division could adversely affect our business, financial condition and results of operations.
Our OpenSky® Division provides secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. Although some OpenSky® credit cards are fully or partially secured, losses may occur as a result of fraud, or when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Fraud, such as identity fraud, payment fraud and funding fraud (where, for example, an individual funds a card using information from someone they know well, such as a relative or roommate) can result in substantial losses. In the case of an OpenSky® account that is funded through fraud on the part of an applicant, we are required by applicable laws to refund the amount of the original deposit, and we charge off balances which were subsequently charged on the card. Account balances in excess of established credit limits happen as a result of certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas station charges and hotel deposits. If an OpenSky® cardholder exceeds his or her credit limit as a result of purchases in one of these categories, we may incur losses for amounts in excess of the collateral deposited if the borrower fails to repay such excess amounts. Customers can also exceed their credit limit by making intra period payments to replenish their available lines. If the payments are made via the Automated Clearing House (“ACH”) and were fraudulent, we could incur the cost of the payment. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments. For example, in the event a card becomes more than 120 days past due, the credit card balance is recovered against any corresponding deposit account and a charge-off is recorded for any related fees, accrued interest or other charges in excess of the deposit account balance. We have invested in technology and systems to prevent and detect fraudulent behavior and mitigate losses but such investments may not be adequate, and our systems may not adequately monitor or mitigate potential losses arising from these risks.
A high credit loss rate (the rate at which we charge off uncollectible loans) on either our secured, partially secured, or unsecured portfolio could materially and adversely impact our overall financial performance. We maintain an allowance for loan losses, which we believe to be adequate to cover credit losses inherent in our OpenSky® portfolio, but we cannot be certain that the allowance will be sufficient to cover actual credit losses. If credit losses from our OpenSky® portfolio exceed our allowance for loan losses, our revenues will be reduced by the excess of such credit losses.
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
Credit card interchange fees are generally one of the largest components of the costs that merchants pay in connection with the acceptance of credit cards and are a meaningful source of revenue for our OpenSky® Division. Interchange fees are the subject of significant and intense legal, regulatory and legislative focus globally, and the resulting decisions, regulations and legislation may have a material and adverse impact on our business, financial condition and results of operations.
The heightened focus by merchants and regulatory and legislative bodies on the fees charged by credit and debit card networks, and the ability of certain merchants to negotiate discounts to interchange fees with MasterCard and Visa successfully or develop alternative payment systems could result in a reduction of interchange fees. Any resulting loss in income to us could have a material and adverse effect on our business, financial condition and results of operations.

By engaging in derivative transactions, we are exposed to additional credit and market risk.
As part of our mortgage banking activities, we enter into interest rate lock agreements with the consumer. These are commitments to originate loans at a specified interest rate and lock expiration which is set prior to closing.
Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation in assets (loans) will generally be offset by income or loss in the corresponding MBS derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to counterparty credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what was modeled when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could materially and adversely affect our mortgage banking revenue and, therefore, could have a material and adverse effect on our business, financial condition and results of operations.
We are subject to interest rate risk as fluctuations in interest rates may adversely affect our earnings.
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international economic weakness and disorder and instability in domestic and foreign financial markets.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates later increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material and adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have a material and adverse impact on net interest income.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates continue to increase or economic and market conditions deteriorate.

We invest a portion of our total assets (11.9% as of December 31, 2022) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested and managing interest rate risk. As of December 31, 2022, the fair value of our available-for-sale investment securities portfolio was $252 million, which included unrealized losses of $22.4 million and no unrealized gains. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material and adverse effect on our business, financial condition and results of operations.
Uncertainty about the future of LIBOR may adversely affect our business.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the Financial Conduct Authority announced that it would continue to publish LIBOR rates through June 30, 2023. It is unclear whether, or in what form, LIBOR will continue to exist after that date. Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks. U.S. banking agencies encouraged banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021. A transition away from the widespread use of LIBOR to alternative benchmarks has begun and will continue over the course of the next few years. These reforms may cause such rates to perform differently than in the past or have other consequences that are unforeseen.
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
It is impossible to predict the effect of the adoption of SOFR or any other alternative reference rate on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement alternative reference rates, such as SOFR, for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effectuating the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability of LIBOR to SOFR or another alternative reference rate, which could have a material and adverse effect on our results of operations.
We face strong competition from financial services companies and other companies that offer banking services.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. In addition, many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Our inability to compete successfully in the markets in which we operate could have a material and adverse effect on our business, financial condition or results of operations.
Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.
Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially and adversely affect our business, financial condition and results of operations.
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
Economic conditions that contributed to the financial crisis in 2008, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act, which was enacted in 2010 as a response to the financial crisis, significantly changed the regulation of financial institutions and the financial services industry. Compliance with the Dodd-Frank Act and its implementing regulations has and may continue to result in additional operating and compliance costs that could have a material and adverse effect on our business, financial condition, results of operations and growth prospects.
Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material and adverse effect on our business, financial condition and results of operations.
Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.
As part of the bank regulatory process, the OCC and the Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these federal banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound”

practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation would be materially and adversely affected.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could materially and adversely affect our business, financial condition and results of operations.
Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied commercial real estate (including construction) loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s non-owner-occupied commercial real estate (including construction) loan portfolio has increased 50% or more during the prior 36 months. At December 31, 2022, the Bank’s construction to total capital ratio was 108.6% which exceeded the 100% regulatory guideline threshold set forth in clause (iii) above. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Because a significant portion of our loan portfolio depends on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material and adverse effect on our business, financial condition and results of operations.
We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which regulatory guidelines will impact our operations or capital requirements.
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

The stock market and the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult for you to sell your shares at the volume, prices and times desired.
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
As of December 31, 2022, our directors, directors of the Bank, our named executive officers and their respective family members and affiliated entities beneficially owned an aggregate of 5,499,792 shares, or approximately 38.9% of our issued and outstanding common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
Our common stock is subordinate to our existing and future indebtedness and preferred stock.
Our common stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2022 we had outstanding approximately $10.0 million in aggregate principal amount of subordinated notes and $2.1 million in aggregate principal amount of junior subordinated debentures. We may incur additional indebtedness in the future to increase our capital resources or if our total capital ratio or the total capital ratio of the Bank falls below the required minimums. Furthermore, our common stock is subordinate to any series of preferred stock we may issue in the future.
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

Location	Owned/Leased	Lease Expiration	Type of office
One Church Street Suite 100 Rockville, MD 20850	Leased	6/30/24	Commercial Branch
2275 Research Blvd. Suite 600 Rockville, MD 20850	Sub-Leased	9/30/24	Corporate
6711 Columbia Gateway Drive Suite 170 Columbia, MD 21046	Leased	11/30/27	Commercial Branch/Mortgage Office
110 Gibraltar Road Suite 130 Horsham, PA 19044	Leased	8/31/25	OpenSky® Operations
185 Harry S. Truman Parkway Suite 100 Annapolis, MD 21401	Leased	11/30/26	Mortgage Office
818 Connecticut Ave Suite 900 Washington, D.C. 20006	Sub-Leased	Month-to-month	LPO
10700 Parkridge Boulevard Suite 180 Reston, VA 20191	Leased	11/30/23	Commercial Branch, Mortgage Office, and OpenSky® Headquarters
1400 W Street, NW Suite 170 Washington, DC 20009	Leased	2/28/2033	Commercial Branch

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any material legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholder Information

The common stock of the Company has been publicly traded since September 2018 and is currently traded on the Nasdaq Global Select Market under the symbol CBNK. As of March 14, 2023, there were approximately 152 holders of record of our common stock.

Dividends
Commencing with the third quarter of 2021, shareholders have received quarterly cash dividends on shares of common stock which totaled $3.1 million in 2022. As a general matter, the payment of dividends is at the discretion of the Company’s board of directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. Although we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders, the Company anticipates continuing a regular quarterly cash dividend. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.
Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval.

Equity Compensation Plan Information
The following table provides information as of December 31, 2022, with respect to options and RSUs outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan	811,160	$15.37	896,462
Equity compensation plans not approved by security holders	—	—	—
Total	811,160	$14.77	896,462

Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the year ended December 31, 2022.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock, par value $0.01 per share (“Common Stock”). The program will expire on December 31, 2023. For the year ended December 31, 2022 there were no stock repurchases.
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
Net income for the year ended December 31, 2022 increased $1.8 million, or 4.6% when compared to the prior year, due primarily to an increase in average balances in the loan portfolio, an increase in credit card interest, and a decrease in data processing. These positive factors were offset by an increase in rates for all interest-bearing liabilities, a decrease in mortgage banking revenue, a decrease in credit card fees, an increase in the provision for loan losses, and increases in salaries and employee benefits and advertising. During the year ended December 31, 2022, continued focus on growing the Company’s commercial real estate loan portfolio, specifically owner-occupied properties, led to growth of the Bank’s commercial real estate loan portfolio by $108.2 million, of which $87.6 million was owner-occupied. Our credit card portfolio declined by $12.7 million in comparison to December 31, 2021; however, increases in interest rates helped to offset the impact of the declining balance and corresponding credit card fees. The decrease in data processing expenses was primarily due to a contract renegotiation entered into in the first quarter of 2022.
The net interest margin was 6.92% for the year ended December 31, 2022 compared to 5.86% for the prior year. Primarily driving this margin expansion were increases in average portfolio loan balances of $208.7 million and a 73 basis point increase in the loan yield on the portfolio loans, while the average interest rates across all interest-bearing liabilities only increased 35 basis points. Leading the increase in average portfolio balances was commercial real estate with an average balance increase of $156.9 million when comparing the year ended December 31, 2022 to December 31, 2021. Increasing interest rates contributed to sharp increases in the cost of funds associated with our interest-bearing deposit portfolio and resulted in a 22 basis point increase between 2021 and 2022. The increase in rates for money market accounts was the most significant contributor to the over-all increase in our cost of funds.
Total assets grew by $68.4 million while total liabilities grew by $42.2 million when comparing year end 2022 to 2021. Total asset growth was primarily due to an increase in portfolio loans held for investment of $203.4 million and investment securities available for sale of $68.0 million, offset by net

SBA-PPP run off of $106.1 million. Total liability growth was due, in part, to an increase in Federal Home Loan Bank advances of $85.0 million when comparing December 31, 2022 to December 31, 2021.
The Bank’s OpenSky® Division continued to exceed management’s expectations during 2022 despite headwinds brought on by significant interest rate increases and economic uncertainty. OpenSky® had a record year of profitability in 2022, resulting in an increase of $8.4 million in net income for the segment. Average credit card loan balances increased in 2022 compared to 2021, and that increase, coupled with the increase in interest rates, accounted for $15.1 million growth in interest income compared to the year ended December 31, 2021. Normal customer attrition and aggressive marketing and product strategies by fintech and credit card companies offering unsecured subprime credit cards have contributed to the continued decline in the total number of OpenSky® accounts, particularly in late 2022. Active customer accounts decreased by 127 thousand when comparing the year end balance 2022 to 2021, leading to a decline in revenues earned from interchange and other fees. Ultimately, outstanding year end credit card balances decreased $12.7 million, net of reserves, while the noninterest-bearing deposits associated therewith decreased by $42.1 million to $187.4 million at December 31, 2022 from $229.5 million at December 31, 2021.
The Bank’s Capital Bank Home Loans division saw a decline in mortgage originations during the year ended December 31, 2022 when compared to the prior year. The steepening of the yield curve in 2022 resulted in continued decline in home loan sales and home loan refinances. Gain on sale margins, down slightly from 2.79% for the twelve months ended December 31, 2021, remained strong at 2.34% for the twelve months ended December 31, 2022. Historically-low housing inventory, shortages in new home building materials, and fluctuating interest rates are likely to continue suppressing origination volumes into 2023.
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and other items. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as deemed necessary. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.
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
Results of Operations for the Years Ended December 31, 2022 and 2021
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Interest income	$150,646	$123,243	22.2%
Interest expense	10,039	6,550	53.3%
Net interest income	140,607	116,693	20.5%
Provision for loan losses	6,631	3,359	97.4%
Net interest income after provision	133,976	113,334	18.2%
Noninterest income	29,372	50,636	-42.0%
Noninterest expense	109,114	110,094	-0.9%
Net income before income taxes	54,234	53,876	0.7%
Income tax expense	12,430	13,898	(10.6)%
Net income	$41,804	$39,978	4.6%
Net income for the year ended December 31, 2022 was $41.8 million, compared to net income for the year ended December 31, 2021 of $40.0 million. The increase in net interest income was primarily due to the increase in average loans outstanding in the loan portfolio year over year, an increase in credit card interest income, and a reduction in data processing expenses. Year over year growth in portfolio loan volumes contributed $24.4 million to the increase in net interest income, with $15.1 million attributable to the credit card portfolio, which benefited from increased interest rates and an increase in average credit card balances. Data processing expenses decreased $9.8 million primarily due to contract renegotiations completed in the first quarter of 2022.
Offsetting factors included a decrease in mortgage banking revenue of $16.0 million and an increase in the cost of interest-bearing liabilities of $3.5 million when comparing 2022 to 2021. The increased cost of interest-bearing liabilities was the result of the increase in market interest rates. The provision for loan losses increased $3.3 million due to economic uncertainty, particularly in respect of the credit card portfolio. A decrease in overall credit card accounts led to the reduction in credit card fees of $5.9 million for the year ended December 31, 2022 in comparison to 2021. Advertising increased $1.4 million due primarily to increased competition for credit card customers. Salaries and employee benefits increased $5.1 million for the year ended December 31, 2022 in comparison to 2021 as the Company increased its overall headcount by 60, hiring commercial lending teams as well as senior management officials and staff at the Bank. Professional fees increased $4.0 million, primarily in consequence of efforts to enhance the Bank’s regulatory compliance function and its technology infrastructure.
Net Interest Income and Net Margin Analysis
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest-bearing deposits with banks. The cost of funds represents interest expense on deposits and borrowings, which consist of federal funds purchased, advances from the FHLB, and subordinated notes. Noninterest-bearing deposits and capital also provide sources of funding.

We analyze our ability to maximize income generated from interest earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest margin is a ratio calculated as net interest income annualized divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest-bearing liabilities.
Changes in market interest rates and the interest rates we earn on interest earning assets or pay on interest-bearing liabilities, as well as in the volume and mix of interest earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest income, net interest margin and net interest spread. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in the Washington, D.C. and Baltimore metropolitan areas, as well as developments affecting the real estate, technology, government services, hospitality and tourism and financial services sectors within our target markets and throughout the Washington, D.C. and Baltimore metropolitan areas. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of net interest income and net interest margin.
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the years ended December 31, 2022 and 2021. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Years Ended December 31,
	2022			2021
($ in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest earning assets:
Interest-bearing deposits	$156,751	$2,007	1.28%	$228,420	$283	0.12%
Federal funds sold	2,959	44	1.49	2,850	—	—
Investment securities	248,869	3,912	1.57	150,750	2,010	1.33
Restricted investments	5,475	275	5.02	3,774	166	4.40
Loans held for sale	9,696	435	4.49	43,126	1,224	2.84
SBA-PPP loans receivable	29,831	3,477	11.66	190,588	7,613	3.99
Portfolio loans(1)(2)	1,579,661	140,496	8.89	1,370,988	111,947	8.17
Total interest earning assets	2,033,242	150,646	7.41	1,990,496	123,243	6.19
Noninterest earning assets	44,559			45,348
Total assets	$2,077,801			$2,035,844

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$253,923	$174	0.07%	$289,285	$202	0.07%
Savings	8,917	5	0.06	6,470	3	0.05
Money market accounts	553,388	4,529	0.82	482,225	1,484	0.31
Time deposits	165,854	2,903	1.75	269,262	4,119	1.53
Borrowed funds	77,556	2,428	3.13	34,214	742	2.17
Total interest-bearing liabilities	1,059,638	10,039	0.95	1,081,456	6,550	0.61
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	23,797			24,128
Noninterest-bearing deposits	781,971			750,760
Stockholders’ equity	212,395			179,500
Total liabilities and stockholders’ equity	$2,077,801			$2,035,844

Net interest spread			6.46%			5.58%
Net interest income		$140,607			$116,693
Net interest margin (3)			6.92%			5.86%
_______________
(1)Includes nonaccrual loans.
(2)Interest income includes amortization of deferred loan fees, net of deferred loan costs.
(3)For the twelve months ended December 31, 2022 and 2021, SBA-PPP loans and credit card loans accounted for 299 and 226 basis points of the reported net interest margin, respectively.

Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Compared to			Compared to
	December 31, 2021			December 31, 2020
	Change Due To		Interest Variance	Change Due To		Interest Variance
(In thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$(918)	$2,642	$1,724	$144	$(205)	$(61)
Federal funds sold	2	42	44	—	(4)	(4)
Investment securities	1,542	360	1,902	1,239	(521)	718
Restricted investments	85	24	109	(11)	(67)	(78)
Loans held for sale	(1,500)	711	(789)	(1,186)	(200)	(1,386)
SBA-PPP loans	(18,738)	14,602	(4,136)	1,316	1,818	3,134
Portfolio loans excluding credit card loans	10,326	3,127	13,453	4,752	(4,806)	(54)
Credit card loans	7,093	8,003	15,096	22,064	1,659	23,723
Total interest income	(2,108)	29,511	27,403	28,318	(2,326)	25,992

Interest Expense:
Interest-bearing demand accounts	(24)	(4)	(28)	65	(519)	(454)
Savings	2	—	2	1	(3)	(2)
Money market accounts	582	2,463	3,045	6	(3,308)	(3,302)
Time deposits	(1,810)	594	(1,216)	(440)	(1,518)	(1,958)
Borrowed funds	1,357	329	1,686	(179)	(737)	(916)
Total interest expense	107	3,382	3,489	(547)	(6,085)	(6,632)
Net interest income	$(2,215)	$26,129	$23,914	$28,865	$3,759	$32,624
When comparing the years ended December 31, 2022 to 2021, the greatest positive impact to total interest income was the increased market interest rate affecting all interest earning assets. On a stand-alone basis, the credit card portfolio contributed an increase of $15.1 million due to market interest rate increases and increased average credit card balances when comparing the year over year 2022 to 2021 figures. While credit card balances declined as of December 31, 2022 compared to 2021, average credit card loan balances maintained a consistent balance until late 2022, when credit card balances declined, likely due to the lapse of certain government stimulus programs. SBA-PPP loans continued to be forgiven in 2022 resulting in reduced interest income of $4.1 million when compared to 2021. Volume increases in portfolio loans excluding credit cards accounted for an increase of $10.3 million in interest income for the year ended December 31, 2022, while interest rates accounted for an increase of $3.1 million for the same period. The increase in rates paid on the deposit portfolio increased interest expense by $3.1 million due to the increase in market interest rates between the years ended December 31, 2022 and 2021.
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
For the year ended December 31, 2022, the Company recorded a provision for loan losses of $6.6 million, compared to $3.4 million for the previous year. The increase in the provision for 2022 compared to 2021 was primarily associated with the credit card portfolio. See additional discussion regarding the Company’s allowance for loan losses and reserve for off-balance sheet credit exposures at December 31, 2022 in “Financial Condition— Allowance for Loan Losses.”
The maintenance of a high-quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.
Noninterest Income
Our primary sources of recurring noninterest income are credit card fees, such as interchange fees and statement fees, and mortgage banking revenue. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs and annual renewal fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) late fees assessed on delinquent accounts.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Noninterest income:
Service charges on deposit accounts	$767	$609	25.9%
Credit card fees	21,972	27,884	(21.2)
Mortgage banking revenue	4,866	20,843	(76.7)
Gain on sale of investment securities available for sale, net	—	153	(100.0)
Other income	1,767	1,147	54.1
Total noninterest income	$29,372	$50,636	(42.0)%
The Bank’s OpenSky® Division active customer accounts decreased by 127 thousand when comparing the 2022 year end levels to 2021 year end levels. The decrease in accounts was due to waning COVID-19 consumer patterns, a return to more normalized seasonal trends in 2022 and aggressive marketing by competitors. These headwinds led to decreased fees of $5.9 million during 2022.
The Bank’s Capital Bank Home Loans division saw a decline in mortgage originations during the year ended December 31, 2022 when compared to the prior year. A rising interest rate environment dampened home loan sales and home loan refinances. Gain on sale margins, down slightly from 2.79% for the twelve months ended December 31, 2021, remained strong at 2.34% for the twelve months ended December 31, 2022. Historically-low housing inventory, shortages in new home building materials, and fluctuating interest rates are likely to continue suppressing origination volumes into 2023.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a risk and has established a reserve under generally accepted accounting principles for possible repurchases. The reserve was $1.2 million at December 31, 2022 and 2021. The Bank repurchased one loan in December 2022 for $463 thousand and one loan for $205 thousand during 2021. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment

Noninterest Expense
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
(in thousands)	2022	2021	% Change
Noninterest expense:
Salaries and employee benefits	$42,898	$37,843	13.4%
Occupancy and equipment	4,865	4,327	12.4
Professional services	11,012	6,996	57.4
Data processing	29,418	39,237	(25.0)
Advertising	6,220	4,803	29.5
Loan processing	1,702	3,527	(51.7)
Other real estate expense, net	(183)	368	(149.7)
Other operating	13,182	12,993	1.5
Total noninterest expense	$109,114	$110,094	(0.9)%
During 2022, data processing expenses decreased $9.8 million primarily due to a contract renegotiation entered into in the first quarter of 2022. When compared to the year ended December 31, 2021, salaries and employee benefits increased due to the addition of new employees in our commercial and commercial real estate lending groups as well as additional positions in executive management as the Company continues to put in place the requisite human capital for its continued growth. An increase in advertising expense was attributable to enhanced marketing for the commercial bank segment as well as OpenSky® during 2022 as the Company focused on retaining high-quality customers and faced increasing competition in the credit card market. Professional fees associated with the commercial bank segment increased as the Company continued to build out its regulatory compliance function and its technology infrastructure.
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
Income tax expense was $12.4 million for 2022 compared to $13.9 million for 2021. Our effective tax rates for those periods were 22.9% and 25.8%, respectively.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	December 31,		Change expressed in:
(in thousands)	2022	2021	Dollars	Percent
Total assets	$2,123,655	$2,055,300	$68,355	3.3%
Investment securities available for sale	252,481	184,455	68,026	36.9
Portfolio loans receivable, net of deferred fees and costs	1,728,592	1,523,982	204,610	13.4
Total deposits	1,758,072	1,797,137	(39,065)	(2.2)
Borrowings	119,062	34,062	85,000	249.5
Total stockholders’ equity	224,015	197,903	26,112	13.2
Equity to total assets at end of period	10.5%	9.6%		9.4
Average number of basic shares outstanding	14,025	13,799		1.6
Average number of diluted shares outstanding	14,362	14,081		2.0
Total assets at December 31, 2022 reflected an increase from the December 31, 2021 balance due primarily to growth in the commercial real estate loan portfolio, which was accompanied by decreases in the credit card portfolio, increases in borrowings, and decreases in deposits during 2022 when compared to 2021, as well as a reduction in SBA-PPP loans as a result of payoffs during 2022.
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
To supplement interest income earned on our loan portfolio, the Company invests in high-quality mortgage-backed securities, government agency bonds, asset-backed securities and high-quality municipal and corporate bonds. During early 2022, management invested a portion of its excess liquidity into U.S. Treasuries as the spread between treasuries and other investment portfolios continued to contract.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at December 31, 2022 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the book value of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
At December 31, 2022	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S Treasuries	$53,739	2.60%	$88,165	1.25%	$73,582	1.27%	$—	—%	$215,486	$199,449	1.59%
Municipal	—	—	—	—	508	2.53	10,307	1.91	10,815	8,012	1.94
Corporate bonds	—	—	—	—	5,000	4.31	—	—	5,000	4,600	4.31
Asset-backed securities	—	—	—	—	—	—	7,970	2.89	7,970	7,711	2.89
Mortgage-backed securities	—	—	10,051	5.19	13,099	2.94	12,476	2.09	35,626	32,709	3.28
Total	$53,739	2.60%	$98,216	1.65%	$92,189	1.68%	$30,753	2.24%	$274,897	$252,481	1.91%
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
Credit Cards. Through our OpenSky® credit card division, the Company provides credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The majority of the lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. In addition, using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), the Bank offers certain customers an unsecured increase to their existing line or an unsecured card.
Other Consumer Loans. To a very limited extent and typically as an accommodation to existing customers, we offer personal consumer loans such as term loans, car loans or boat loans.

The repayment of loans is a source of additional liquidity for us. The following table details contractual maturities of our portfolio loans, along with an analysis of loans maturing after one year categorized by rate characteristic. Loans with adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments.

	As of December 31, 2022
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$106,486	$169,516	$104,389	$104,344	$484,735
Commercial	75,435	314,475	271,096	3,545	664,551
Construction	206,120	24,899	7,080	—	238,099
Commercial	76,670	73,610	62,324	7,617	220,221
Credit card	128,434	—	—	—	128,434
Other consumer	255	438	486	—	1,179
Total portfolio loans, gross	$593,400	$582,938	$445,375	$115,506	$1,737,219

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$187,460	$190,789	$378,249
Commercial			399,718	189,397	589,115
Construction			9,909	22,069	31,978
Commercial			99,332	44,220	143,552
Other consumer			913	11	924
Total portfolio loans, gross			$697,332	$446,486	$1,143,818
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces guidance to change the accounting for loan losses and modifies the impairment model for certain debt securities. This ASU introduced a new model known as CECL. CECL changes the impairment model for most financial assets, and requires the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments, such as off-balance sheet credit exposures, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities.
The Company adopted this guidance on January 1, 2023 using the modified retrospective approach, which has impacted our loan loss policies and will have an impact on the Company’s provision for credit losses in the periods after adoption, which could differ materially from historical trends. For additional information on ASU 2016-13, refer to “Note 1 – Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 “Financial Statements and Supplementary Data”.
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
A special mention loan has potential weaknesses deserving of management’s attention. If uncorrected, such weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at some future date. Special mention loans at December 31, 2022 increased by $13.5 million compared to December 31, 2021. The increase is attributable, in part, to the reclassification of the Bank’s $18.4 million participation interest in two commercial loans that are secured by the same collateral. The borrowers, an individual and a related entity, breached a negative covenant and thereafter agreed, in consideration of a forbearance agreement and an extension of the maturity date of each loan, to increase the applicable interest rate and to provide enhanced reporting to the lead bank. Interest payments are current on both loans. The lead bank is in discussions with the borrowers regarding a plan for full repayment of the loans.
At December 31, 2022, the recorded investment in impaired loans was $9.4 million, $458 thousand of which required a specific reserve of $372 thousand compared to a recorded investment in impaired loans of $11.3 million including $336 thousand requiring a specific reserve of $218 thousand at December 31, 2021.
Impaired loans also include certain loans that have been modified as troubled debt restructurings (“TDRs”). At December 31, 2022, the Company had one loan amounting to $288 thousand that was considered to be a TDR, compared to five loans amounting to $534 thousand at December 31, 2021.

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
The following table presents key ratios for the allowance for loan losses and nonaccrual loans for the periods indicated:

	For the Years Ended December 31,
	Allowance for loan losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for loan losses to nonaccrual loans (1)
(in thousands)	2022	2021	2022	2021	2022	2021
Real estate:
Residential	1.13%	1.40%	0.88%	0.71%	128%	198%
Commercial	1.22	1.54	0.24	—	518	34,606
Construction	1.59	1.84	1.19	3.06	133	60
Commercial and Industrial	1.33	1.50	0.32	0.38	417	390
Credit card	4.73	2.59	—	—	—	—
Other consumer	0.88	1.13	—	—	—	—
Total	1.53%	1.65%	0.56%	0.70%	270%	220%

_____________
(1)Allowance calculation excludes SBA-PPP loans.

The following table presents a summary of the net charge-off (recovery) of loans as a percentage of average loans for the periods indicated:

	For the Years Ended December 31,
	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
(in thousands)	2022			2021
Real estate:
Residential	$—	$434,714	—%	$—	$421,856	—%
Commercial	—	593,981	—	161	456,972	0.04
Construction	17	243,921	0.01	(1)	233,964	—
Commercial and Industrial	—	179,757	—	33	143,434	0.02
Credit card	5,410	126,473	4.28	1,419	112,313	1.26
Other consumer	—	815	—	—	2,449	—
Total	$5,427	$1,579,661	0.34%	$1,612	$1,370,988	0.12%

The allowance for loan losses at December 31, 2022 included specific reserves of $372 thousand set aside for impaired loans. The allowance for loan losses at December 31, 2021 included specific reserves of $218 thousand set aside for impaired loans. Total charge-offs for the years ended December 31, 2022 and 2021 were primarily due to credit card charge-offs resulting primarily from the aging of the portfolio and partially from the shift from an almost exclusively secured card portfolio to a partially secured card portfolio as we launched an unsecured card available only to existing qualifying customers. Additionally, there are economic challenges facing the overall industry that have also impacted the provisioning for our credit card portfolio.
As the loan portfolio and allowance for loan losses review processes continue to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance. Historically, the Bank has enjoyed a high-quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates.
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

	December 31,
	2022		2021
(in thousands)	Amount	Percent(1)	Amount	Percent(1)
Real estate:
Residential	$5,481	21%	$5,612	22%
Commercial	8,098	31	8,566	34
Construction	3,782	14	4,699	19
Commercial and Industrial	2,935	11	2,637	10
Credit card	6,078	23	3,655	15
Other consumer	11	—	12	—
Total allowance for loan losses	$26,385	100%	$25,181	100%
_______________
(1) Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.

Total Liabilities
Total liabilities at December 31, 2022 saw an increase from its December 31, 2021 balance due to growth in borrowed funds. Offsetting this increase were decreases in the deposits portfolio as well as other liabilities.
Deposits
Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest-bearing and noninterest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. During the year ended December 31, 2022, competition and a challenging deposit environment have driven a reduction in low cost interest-bearing deposits and an increase in money market accounts as customers reallocate balances to take advantage of higher rates on those accounts. Our credit card customers are a significant source of noninterest-bearing deposits. As of December 31, 2022 and 2021, our credit card customers accounted for $187.4 million and $229.5 million, or 27.8% and 29.1%, respectively, of our total noninterest-bearing deposit balances. In addition to retail deposits, the Company had $131.8 million of wholesale time deposits at December 31, 2022 compared to no balance at December 31, 2021.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	December 31,
	2022		2021
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$253,923	0.07%	$289,285	0.07%
Money market accounts	553,388	0.82	482,225	0.31
Savings accounts	8,917	0.06	6,470	0.05
Certificates of deposit	165,854	1.75	269,262	1.53
Total Interest-bearing deposits	982,082	0.77%	1,047,242	0.55%
Noninterest-bearing demand accounts	781,971		750,760
Total deposits	$1,764,053	0.43%	$1,798,002	0.32%
Deposit costs increased materially during 2022. Average rates were 0.32% during 2021 and 0.43% in 2022. The increase in noninterest-bearing deposits partially offset the increase in rates.
The following table presents the maturities of our certificates of deposit as of December 31, 2022.

(in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
$250,000 or more	$5,218	$5,123	$26,282	$59,668	$96,291
Less than $250,000	35,600	66,587	42,645	52,292	197,124
Total	$40,818	$71,710	$68,927	$111,960	$293,415
As of December 31, 2022 and 2021, approximately $834.5 million and $972.4 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2022, approximately $522.0 million in real estate loans were pledged as collateral for our FHLB borrowings. Of the $522.0 million in loans pledged to the FHLB, our total borrowing capacity at December 31, 2022 was $330.8 million. None of our investment securities were pledged with the FHLB as of December 31, 2022. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2022, we had $107.0 million in outstanding advances and $223.8 million in available borrowing capacity from the FHLB.

Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At December 31, 2022, these other borrowings amounted to $12.1 million.
At December 31, 2022, our junior subordinated debentures amounted to $2.1 million. The junior subordinated debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%.
On November 30, 2020, the Company issued $10.0 million in subordinated notes due in 2030 to replace the outstanding higher yielding $13.5 million issuance. The notes have a ten-year term and have a fixed rate of 5.00% for the first five years; thereafter, the rate resets quarterly to a benchmark rate, being the three-month term SOFR, plus 490 basis points. The notes may be redeemed, in part or whole, upon the occurrence of certain events.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $21.4 million as of December 31, 2022. Certain commercial loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. No advances were outstanding under this facility as of December 31, 2022.
The Company also has lines of credit of $76.0 million available with other correspondent banks at December 31, 2022, as well as access to certificate of deposit funding through a financial network which the Bank strives to limit to 15% of the Bank’s assets. There were no outstanding balances on the lines of credit from correspondent banks at December 31, 2022.
Liquidity
Liquidity is defined as the Bank’s capacity to meet its cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Bank’s ability to meet both expected and unexpected cash flows and collateral needs efficiently and without adversely affecting either daily operations or the financial condition of the Bank. Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Bank’s obligations, and the funding sources used to meet them, depend significantly on our business mix, balance sheet structure and the cash flow profiles of our on- and off-balance sheet obligations. In managing our cash flows, management regularly addresses situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints on the ability to convert assets into cash or in accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity and asset/liability management.
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
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit. Deposits securing our OpenSky® card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of December 31, 2022, these concentrations represent 11% and 13% of deposits, respectively. As of December 31, 2021, these deposits represented 13% and 18% of deposits, respectively.
We have an available borrower custody arrangement with the Federal Reserve Bank of Richmond which allows us to borrow on an eligible collateralized basis. As of December 31, 2022, we had $223.8 million of available borrowing capacity from the FHLB, $21.4 million of available borrowing capacity from the Federal Reserve Bank of Richmond and available lines of credit of $76.0 million with other correspondent banks. Cash and cash equivalents were $80.4 million at December 31, 2022 and $183.4 million at December 31, 2021. Accordingly, at December 31, 2022, our liquidity resources were at sufficient levels to fund loans and meet other cash needs as necessary.
Capital Resources
Stockholders’ equity increased $26.1 million for the year ended December 31, 2022 largely due to net income of $41.8 million for the year. Stock options exercised, shares issued as compensation, shares sold and stock-based compensation increased common stock and additional paid-in capital by $3.1 million. These increases were more than offset by net unrealized losses on available for sale securities of $15.7 million.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.22% at December 31, 2022 and 8.82% at December 31, 2021.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See “Risks Related to the Regulation of Our Industry” in Part I, Item 1A - Risk Factors.

As of December 31, 2022, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company (as if such requirements applied to the Company) and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized		Full Phase In of Basel III
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$242,829	11.24%	$86,442	4.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	242,829	15.13	96,315	6.00	N/A	N/A	136,447	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	240,767	15.00	72,237	4.50	N/A	N/A	112,368	7.00
Total capital ratio (to risk-weighted assets)	262,217	16.33	128,421	8.00	N/A	N/A	168,552	10.50

The Bank
Tier 1 leverage ratio (to average assets)	$199,846	9.47%	$84,416	4.00%	$105,521	5.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	199,846	12.95	92,574	6.00	123,432	8.00	131,147	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	199,846	12.95	69,431	4.50	100,289	6.50	108,003	7.00
Total capital ratio (to risk-weighted assets)	219,234	14.21	123,432	8.00	154,290	10.00	162,005	10.50

December 31, 2021
The Company
Tier 1 leverage ratio (to average assets)	$201,040	9.73%	$82,683	4.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	201,040	14.43	83,596	6.00	N/A	N/A	118,428	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	198,978	14.28	62,697	4.50	N/A	N/A	97,529	7.00
Total capital ratio (to risk-weighted assets)	228,574	16.41	111,462	8.00	N/A	N/A	146,294	10.50

The Bank
Tier 1 leverage ratio (to average assets)	$169,384	8.36%	$81,070	4.00%	$101,338	5.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	169,384	12.53	81,097	6.00	108,130	8.00	114,888	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	169,384	12.53	60,823	4.50	87,856	6.50	94,614	7.00
Total capital ratio (to risk-weighted assets)	186,397	13.79	108,130	8.00	135,162	10.00	141,921	10.50

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Our liquidity monitoring and management consider both present and future demands for and sources of liquidity. The following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2022.

(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$85,000	$—	$22,000	$—	$107,000
Certificates of deposit $250,000 or more	36,623	58,656	1,012	—	96,291
Certificates of deposit less than $250,000	142,316	51,576	450	20	194,362
Lease payments	1,056	973	392	—	2,421
Subordinated debt	—	—	—	12,062	12,062
Total	$264,995	$111,205	$23,854	$12,082	$412,136
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

	December 31,
(in thousands)	2022	2021
Unfunded lines of credit	$345,063	$360,386
Commitments to originate residential loans held for sale	—	1,385
Letters of credit	5,105	5,105
Commitment to fund other investments	4,365	6,352
Total credit extension commitments	$354,533	$373,228
Unfunded lines of credit represent unused credit facilities to our current borrowers. Lines of credit generally have variable interest rates. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer from the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. Our policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. We believe the credit risk associated with issuing letters of credit is substantially the same as the risk involved in extending loan facilities to our customers.

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
Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, most other operating expenses are sensitive to changes in levels of inflation.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2022:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2022	(4.8)%	(3.3)%	(1.6)%	0.0%	2.3%	5.5%	8.8%
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
The following table illustrates the results of our EVE analysis as of December 31, 2022.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
December 31, 2022	(7.0)%	(3.3)%	(1.1)%	0.0%	(0.2)%	(0.9)%	(0.9)%

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
Fluctuations in interest rates will ultimately impact both the level of income and the market value of all interest earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to mitigate the inherent risk while at the same time maximizing income.
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
Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by our board of directors. The committee formulates strategies based on perceived levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook for interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest-bearing liabilities and an interest rate shock simulation model.
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

INTEREST SENSITIVITY GAP

December 31, 2022	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$397,979	$346,564	$248,165	$992,708	$719,078	$1,711,786
Securities	9,828	7,448	59,390	76,666	183,177	259,843
Interest-bearing deposits at other financial institutions	39,764	—	—	39,764	19,963	59,727
Federal funds sold	20,688	—	—	20,688	—	20,688
Total earning assets	$468,259	$354,012	$307,555	$1,129,826	$922,218	$2,052,044

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$11,755	$23,510	$105,797	$141,062	$649,282	$790,344
Time deposits	3,991	36,826	140,637	181,454	111,961	293,415
Total Interest-bearing deposits	15,746	60,336	246,434	322,516	761,243	1,083,759
FHLB Advances	35,000	50,000	—	85,000	22,000	107,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total Interest-bearing liabilities	$50,746	$110,336	$246,434	$407,516	$795,305	$1,202,821

Period gap	$417,513	$243,676	$61,121	$722,310	$126,913	$849,223
Cumulative gap	$417,513	$661,189	$722,310	$722,310	$849,223
Ratio of cumulative gap to total earning assets	20.35%	32.22%	35.20%	35.20%	41.38%
_______________
(1)Includes loans held for sale.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Capital Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Raleigh, North Carolina
March 15, 2023

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2022 and 2021

(dollars in thousands)	2022	2021
Assets
Cash and due from banks	$19,963	$42,914
Interest-bearing deposits at other financial institutions	39,764	136,824
Federal funds sold	20,688	3,657
Total cash and cash equivalents	80,415	183,395
Investment securities available for sale	252,481	184,455
Marketable equity securities	—	245
Restricted investments	7,362	3,498
Loans held for sale	7,416	15,989
U.S. Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans receivable, net of deferred fees and costs	2,163	108,285
Portfolio loans receivable, net of deferred fees and costs	1,728,592	1,523,982
Less allowance for loan losses	(26,385)	(25,181)
Total portfolio loans held for investment, net	1,702,207	1,498,801
Premises and equipment, net	3,386	3,282
Accrued interest receivable	9,489	7,901
Deferred tax asset	13,777	9,793
Foreclosed real estate	—	86
Bank owned life insurance	36,524	35,506
Other assets	8,435	4,064
Total assets	$2,123,655	$2,055,300

Liabilities
Deposits
Noninterest-bearing	$674,313	$787,650
Interest-bearing	1,083,759	1,009,487
Total deposits	1,758,072	1,797,137
Federal Home Loan Bank advances	107,000	22,000
Other borrowed funds	12,062	12,062
Accrued interest payable	1,031	473
Other liabilities	21,475	25,725
Total liabilities	1,899,640	1,857,397

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 14,138,829 and 13,962,334 issued and outstanding	141	140
Additional paid-in capital	58,190	54,306
Retained earnings	182,435	144,533
Accumulated other comprehensive loss	(16,751)	(1,076)
Total stockholders' equity	224,015	197,903
Total liabilities and stockholders' equity	$2,123,655	$2,055,300

See Notes to Consolidated Financial Statements
58

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income For the Years Ended December 31, 2022 and 2021

(dollars in thousands except per share data)	2022	2021
Interest income
Loans, including fees	$144,408	$120,784
Investment securities available for sale	3,912	2,010
Federal funds sold and other	2,326	449
Total interest income	150,646	123,243

Interest expense
Deposits	7,611	5,808
Borrowed funds	2,428	742
Total interest expense	10,039	6,550

Net interest income	140,607	116,693
Provision for loan losses	6,631	3,359
Net interest income after provision for loan losses	133,976	113,334

Noninterest income
Service charges on deposits	767	609
Credit card fees	21,972	27,884
Mortgage banking revenue	4,866	20,843
Gain on sale of investment securities available for sale, net	—	153
Other income	1,767	1,147
Total noninterest income	29,372	50,636

Noninterest expenses
Salaries and employee benefits	42,898	37,843
Occupancy and equipment	4,865	4,327
Professional fees	11,012	6,996
Data processing	29,418	39,237
Advertising	6,220	4,803
Loan processing	1,702	3,527
Other real estate expenses (income), net	(183)	368
Other operating	13,182	12,993
Total noninterest expenses	109,114	110,094
Income before income taxes	54,234	53,876
Income tax expense	12,430	13,898
Net income	$41,804	$39,978

Basic earnings per share	$2.98	$2.90
Diluted earnings per share	$2.91	$2.84

Weighted average common shares outstanding:
Basic	14,024,598	13,798,620
Diluted	14,362,203	14,081,403

See Notes to Consolidated Financial Statements
59

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2022 and 2021

(in thousands)	2022	2021
Net income	$41,804	$39,978

Other comprehensive (loss):
Unrealized loss on investment securities available for sale	(20,912)	(3,688)
Reclassification of realized gain on sales of investment securities available for sale	—	(153)
	(20,912)	(3,841)
Income tax benefit relating to the items above	5,237	1,048
Other comprehensive loss	(15,675)	(2,793)
Comprehensive income	$26,129	$37,185

See Notes to Consolidated Financial Statements
60

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance, December 31, 2020	13,753,529	$138	$50,602	$106,854	$1,717	$159,311

Net income	—	—	—	39,978	—	39,978
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(2,793)	(2,793)
Stock options exercised, net of shares withheld for purchase price	186,461	2	1,838	(873)	—	967
Shares issued as compensation	22,344	—	519	(44)	—	475
Stock-based compensation	—	—	1,347	—	—	1,347
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,382)	—	(1,382)
Balance, December 31, 2021	13,962,334	140	54,306	144,533	(1,076)	197,903

Net income	—	—	—	41,804	—	41,804
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(15,675)	(15,675)
Stock options exercised, net of shares withheld for purchase price	160,590	1	1,999	(765)	—	1,235
Shares issued as compensation	15,905	—	223	(52)	—	171
Stock-based compensation	—	—	1,662	—	—	1,662
Cash dividends to stockholders ($0.22 per share)	—	—	—	(3,085)	—	(3,085)
Balance, December 31, 2022	14,138,829	$141	$58,190	$182,435	$(16,751)	$224,015

See Notes to Consolidated Financial Statements
61

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2022 and 2021

(in thousands)	2022	2021
Cash flows from operating activities
Net income	$41,804	$39,978
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,631	3,359
Provision for mortgage put-back reserve, net	9	4
Release of off balance sheet credit risk	(54)	(40)
Net amortization on investments	540	642
Premises and equipment depreciation	364	561
Lease asset amortization	1,068	645
Increase in cash surrender value of BOLI	(1,018)	(506)
Executive long term incentive plan expense	582	1,344
Stock-based compensation expense	1,662	1,347
Director and employee compensation paid in Company stock	171	519
Deferred income tax expense (benefit)	1,240	(1,927)
Valuation allowance on derivatives	9	(49)
Gain on sale of securities available for sale	—	(153)
(Gain) loss on sales of foreclosed real estate, net	(20)	47
Loss on disposal of premises and equipment	14	—
(Increase) decrease in valuation of loans held for sale carried at fair value	—	246
Proceeds from sales of loans held for sale	308,549	1,091,746
Originations of loans held for sale	(299,976)	(1,000,827)
Changes in assets and liabilities:
Accrued interest receivable	(1,588)	233
Other assets	(4,382)	(1,222)
Accrued interest payable	558	(661)
Other liabilities	(4,773)	(3,210)
Net cash provided by operating activities	51,390	132,076

See Notes to Consolidated Financial Statements
62

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2022 and 2021

(in thousands)	2022	2021
Cash flows from investing activities
Purchases of securities available for sale	(113,078)	(169,672)
Proceeds from maturities, calls and principal paydowns of securities available for sale	23,846	13,882
Proceeds from sale of securities available for sale	—	66,534
Net (purchases) sales of restricted investments	(3,864)	215
Net decrease in SBA-PPP loans receivable	106,122	92,733
Net increase in loans receivable	(210,037)	(210,092)
Net purchases of premises and equipment	(1,550)	(24)
Proceeds from sales of foreclosed real estate	106	3,193
Purchase of Bank owned life insurance	—	(35,000)
Net cash used in investing activities	(198,455)	(238,231)
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	(113,337)	179,091
Interest-bearing deposits	74,272	(34,082)
Federal Home Loan Bank advances, net	85,000	—
Other borrowed funds	—	(1,954)
Dividends paid	(3,085)	(1,382)
Proceeds from exercise of stock options	1,235	967
Net cash provided by financing activities	44,085	142,640

Net increase (decrease) in cash and cash equivalents	(102,980)	36,485

Cash and cash equivalents, beginning of year	183,395	146,910

Cash and cash equivalents, end of year	$80,415	$183,395

Noncash investing and financing activities:
Change in unrealized losses on investments	$(20,912)	$(3,841)
Value of restricted shares withheld for payment of taxes	$(52)	(44)

Cash paid during the period for:
Taxes	$11,730	$15,920
Interest	$9,481	$7,211

See Notes to Consolidated Financial Statements
63

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021
Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville and Columbia, Maryland; Reston, Virginia; and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans, the Bank’s residential mortgage banking arm, and issues credit cards through OpenSky®, a secured, digitally-driven, nationwide credit card platform.
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
Basis of presentation:
The accompanying consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. All intercompany transactions have been eliminated in consolidation. The Company reports its activities as four business segments: commercial banking; mortgage lending; credit cards; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.
Significant accounting policies:
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The primary reference point for the estimates is on historical experience and assumptions believed to be reasonable regarding the value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions.
Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from financial institutions, interest-bearing deposits with financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
Portfolio loans and the allowance for loan losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees and costs, discounts on loans acquired, and the allowance for loan losses. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, client bankruptcy and lack of assets, and/or collateral deficiencies. For credit card loans, accrued interest and assessed late fees are charged off simultaneously with the charge off of other components of amortized costs as other operating expense.
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
The components of the allowance for loan losses represent an estimation done pursuant to Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” or ASC Topic 310,“Receivables.” Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. The process for determining an appropriate allowance for loan losses is based on a comprehensive, well-documented, and consistently applied analysis of the loan portfolio. The analysis considers significant factors that affect the collectability of the portfolio and supports the loan losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 1 - Nature of Business and Basis of Presentation (continued)
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
Bank-owned life insurance
The Company had $36.5 million of bank-owned life insurance at December 31, 2022 and $35.5 million at December 31, 2021. The Company recognized income, which is included in other noninterest income, of $1.0 million and $506 thousand for the years ended December 31, 2022 and December 31, 2021, respectively.
Income taxes
The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and limits risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a valuation allowance against deferred tax assets in those cases where realization is less than certain.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 1 - Nature of Business and Basis of Presentation (continued)
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At December 31, 2022 and 2021, there were 139,921 and 1,129 stock options, respectively, that were not included in the calculation as their effect would have been anti-dilutive.
The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Years Ended December 31,
	2022			2021
(dollars in thousands)	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$41,804	14,024,598	$2.98	$39,978	13,798,620	$2.90
Effect of dilutive securities	—	337,605		—	282,783
Dilutive EPS per common share	$41,804	14,362,203	$2.91	$39,978	14,081,403	$2.84
Comprehensive income
The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (income, expenses, gains, and losses) of comprehensive income that are excluded from net income.
The Company's only component of other comprehensive income is unrealized losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of December 31, 2022 and 2021 are as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021
Unrealized losses on securities available for sale	$(22,416)	$(1,504)
Deferred tax benefit	5,665	428
Total accumulated comprehensive loss	$(16,751)	$(1,076)

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 1 - Nature of Business and Basis of Presentation (continued)
Recently issued accounting pronouncements:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces guidance to change the accounting for loan losses and modifies the impairment model for certain debt securities. This ASU introduced a new model known as CECL. CECL changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments, such as off-balance sheet credit exposures, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to be collected, considering relevant information about historical experience, current conditions and reasonable supportable forecast. ASU 2016-13 offers a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. Additionally, ASU 2016-13 also modifies certain provisions of the current other-than-temporary impairment model for AFS debt securities. Credit losses on AFS debt securities will be restricted to the difference between the security’s amortized cost basis and its fair value. In April 2019, the FASB issued ASU 2019-04 which elaborates on the treatment of accrued interest when measuring credit losses. To meet disclosure requirements, we elected a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance. ASU 2019-04 explains that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. While early adoption was permitted, the Company did not elect that option.
The Company adopted this guidance on January 1, 2023 using the modified retrospective approach. Upon adoption of this standard, the Company expects the adoption to result in a change to the Allowance for Loan Losses of less than $1.0 million which will be reflected in the Company’s first quarter 2023 Form 10-Q when the Company will also be subject to the amended disclosure requirements of the standard.
The Company expects the adoption of the CECL framework to also impact its off-balance sheet exposures, such as its unfunded commitments. Upon adoption of ASU 2016-13, the company expects to make an adjustment to its reserve for unfunded commitments in an amount less than $1.0 million.
In addition to its allowance for loan losses and its reserve for unfunded commitments, the Company is required to record an allowance for losses on held-to-maturity debt securities with the CECL adoption. The Company did not hold any held to maturity securities that would be impacted by ASU 2016-13 as of the adoption date.
In March 2020, the FASB released ASU 2020-04 - Reference Rate Reform, Topic 848, which provides temporary guidance to ease the potential accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of London Interbank Offered Rate (“LIBOR”) likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and an extended sunset date of December 31, 2024 which was extended by ASU 2022-06 issued by FASB in December 2022. The Company is currently evaluating products and preparing to offer new rates. The

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In February 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan re-financings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also add requirements to disclose current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is in the process of reviewing the enhanced modification disclosure requirements.
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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of December 31, 2022.
Note 3 - Investment Securities
The investment securities portfolio consists primarily of U.S. government sponsored entity securities, asset-backed securities, securities issued by states, counties and municipalities, corporate bonds and mortgage-backed securities (“MBS”). The asset-backed securities are comprised of student loan collateral issued by the Federal Family Education Loan Program (“FFELP”) which includes a minimum of a 97% government repayment guarantee, as well as additional support in excess of the government guaranteed portion.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2022 and 2021 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
December 31, 2022
U.S. Treasuries	$215,486	$—	$(16,037)	$199,449
Municipal	10,815	—	(2,803)	8,012
Corporate	5,000	—	(400)	4,600
Asset-backed securities	7,970	—	(259)	7,711
Mortgage-backed securities	35,626	—	(2,917)	32,709
Total	$274,897	$—	$(22,416)	$252,481

December 31, 2021
U.S. Treasuries	$132,452	$45	$(1,496)	$131,001
Municipal	10,825	43	(394)	10,474
Corporate	5,000	—	(66)	4,934
Asset-backed securities	10,093	59	(12)	10,140
Mortgage-backed securities	27,589	514	(197)	27,906
Total	$185,959	$661	$(2,165)	$184,455
There were no securities sold during the year ended December 31, 2022. Proceeds from the sale of securities during the year ended December 31, 2021 were $66.5 million and resulted in gains of $694 thousand and losses of $541 thousand.
Information related to unrealized losses in the investment portfolio as of December 31, 2022 and 2021 is summarized as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
December 31, 2022
U.S. Treasuries	$82,102	$(1,396)	$117,347	$(14,641)	$199,449	$(16,037)
Municipal	1,452	(207)	6,560	(2,596)	8,012	(2,803)
Corporate	—	—	4,600	(400)	4,600	(400)
Asset-backed securities	6,156	(237)	1,555	(22)	7,711	(259)
Mortgage-backed securities	22,067	(1,884)	10,642	(1,033)	32,709	(2,917)
Total	$111,777	$(3,724)	$140,704	$(18,692)	$252,481	$(22,416)

December 31, 2021
U.S. Treasuries	$110,191	$(1,496)	$—	$—	$110,191	$(1,496)
Municipal	5,750	(248)	3,019	(146)	8,769	(394)
Corporate	4,448	(52)	486	(14)	4,934	(66)
Asset-backed securities	—	—	2,115	(12)	2,115	(12)
Mortgage-backed securities	14,114	(189)	2,124	(8)	16,238	(197)
Total	$134,503	$(1,985)	$7,744	$(180)	$142,247	$(2,165)
At December 31, 2022, there were sixteen treasury securities, one asset-backed security, seven municipal securities, five corporate securities, and three mortgage-backed securities that have been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 3 - Investment Securities (continued)
There were no pledged securities at December 31, 2022 or December 31, 2021.
Contractual maturities of U.S. government-sponsored agencies, asset-backed, municipal, corporate and mortgage-backed securities at December 31, 2022 and 2021 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	For the Years Ended December 31,
	2022		2021
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$53,739	$53,204	$—	$—
Over one to five years	88,165	82,538	58,602	57,650
Over five to ten years	79,090	68,805	78,850	78,285
Over ten years	10,307	7,514	10,825	10,474
Asset-backed securities(1)	7,970	7,711	10,093	10,140
Mortgage-backed securities(1)	35,626	32,709	27,589	27,906
	$274,897	$252,481	$185,959	$184,455
(1) Mortgage-backed and Asset-backed securities are due in monthly installments.

Note 4 - SBA-PPP Loans
During the global COVID-19 pandemic, pursuant to the CARES Act and the Consolidated Appropriations Act, 2021, the SBA-PPP provided forgivable loans to small businesses to enable them to maintain payroll, hire back employees who have been laid off, and cover applicable overhead. SBA-PPP loans have an interest rate of 1%, have 2- and 5-year terms, and carry a 100% guarantee of the SBA. The program ended on May 31, 2031.
The allowance for loan losses for SBA-PPP loans was separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded that the likelihood of loss was remote and therefore no allowance for loan losses was assigned to these loans.
SBA-PPP loans receivable, which totaled $2.2 million, and $111.5 million at December 31, 2022 and 2021, respectively all of which rated as pass credits, not past due, nonaccrual, TDR, or otherwise impaired. Earned fees for the years ended December 31, 2022 and 2021 are $3.2 million and $5.7 million, respectively. Unearned net fees associated with the SBA-PPP loans amounted to $31 thousand and $3.2 million at December 31, 2022 and 2021, respectively. There were no outstanding commitments to extend additional SBA-PPP loans at December 31, 2022.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans are as follows:

	December 31,
	2022		2021
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$484,735	28%	$401,607	26%
Commercial	664,551	38	556,339	36
Construction	238,099	14	255,147	17
Commercial and Industrial	220,221	13	175,956	11
Credit card, net of reserve	128,434	7	141,120	9
Other consumer	1,179	—	1,033	—
Portfolio loans receivable, gross	1,737,219	100%	1,531,202	100%
Deferred origination fees, net	(8,627)		(7,220)
Allowance for loan losses	(26,385)		(25,181)
Portfolio loans receivable, net	$1,702,207		$1,498,801
The Company makes loans to customers located primarily in the Washington, D.C. and Baltimore, Maryland metropolitan areas. Although the loan portfolio is diversified, its performance is influenced by the regional economy. The Company’s loan categories, excluding SBA-PPP loans, previously discussed in Note 4, are described below.
Residential Real Estate Loans. One-to-four family mortgage loans are primarily secured by owner-occupied primary residences and, to a lesser extent, investor-owned residences. Residential loans are originated through the commercial sales teams and Capital Bank Home Loans division. Residential loans also include home equity lines of credit. Owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. Generally, the required minimum debt service coverage ratio is 1.15.
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of December 31, 2022, there were approximately $378.7 million of owner-occupied commercial real estate loans, representing approximately 21.8% of the commercial real estate portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
Credit Cards. Through the OpenSky® credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $109.4 million and $126.8 million of the $123.1 million and $140.2 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of December 31, 2022 and December 31, 2021, respectively. Unsecured balances were $26.8 million and $17.7 million, respectively, as of December 31, 2022 and December 31, 2021, respectively.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans or boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired at acquisition, the difference between the contractually required payments and expected cash flows are recorded as a non-accretable discount. The remaining non-accretable discounts on loans acquired was $285 thousand as of December 31, 2022 and December 31, 2021. Loans with non-accretable discounts had carrying values of $781 thousand and $818 thousand as of December 31, 2022 and December 31, 2021, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 5 - Portfolio Loans Receivable (continued)
The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors. The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans as of December 31, 2022 and 2021.

(in thousands)		Provision for Loan Losses				Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Loan Balances Evaluated for Impairment:
December 31, 2022	Beginning Balance		Charge-Offs	Recoveries	Ending Balance	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$5,612	$(131)	$—	$—	$5,481	$—	$5,481	$4,288	$480,447
Commercial	8,566	(468)	—	—	8,098	—	8,098	1,563	662,988
Construction	4,699	(900)	(17)	—	3,782	—	3,782	2,837	235,262
Commercial and Industrial	2,637	298	—	—	2,935	372	2,563	705	219,516
Credit card (1)	3,655	7,833	(5,461)	51	6,078	—	6,078	—	128,434
Other consumer	12	(1)	—	—	11	—	11	—	1,179
Total	$25,181	$6,631	$(5,478)	$51	$26,385	$372	$26,013	$9,393	$1,727,826

December 31, 2021
Real estate:
Residential	$7,153	$(1,541)	$—	$—	$5,612	$—	$5,612	$2,835	$398,772
Commercial	6,786	1,941	(161)	—	8,566	—	8,566	25	556,314
Construction	4,595	103	—	1	4,699	—	4,699	7,803	247,344
Commercial and Industrial	2,417	253	(39)	6	2,637	218	2,419	676	175,280
Credit card (1)	2,462	2,612	(1,454)	35	3,655	—	3,655	—	141,120
Other consumer	21	(9)	—	—	12	—	12	—	1,033
Total	$23,434	$3,359	$(1,654)	$42	$25,181	$218	$24,963	$11,339	$1,519,863

_______________
(1) Credit cards loans are collectively evaluated by past due status and as such are not individually risk rated.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 5 - Portfolio Loans Receivable (continued)
Past due portfolio loans, segregated by delinquency and class of loans, as of December 31, 2022 and 2021 were as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More days Past Due	Nonaccrual Loans
(in thousands)
December 31, 2022
Real estate:
Residential	$146	$4,284	$4,430	$480,305	$484,735	$—	$4,288
Commercial	—	1,563	1,563	662,988	664,551	—	1,563
Construction	1,804	2,837	4,641	233,458	238,099	—	2,837
Commercial and Industrial	503	569	1,072	219,149	220,221	—	705
Credit card	15,928	363	16,291	112,143	128,434	363	—
Other consumer	—	—	—	1,179	1,179	—	—
Total	$18,381	$9,616	$27,997	$1,709,222	$1,737,219	$363	$9,393

December 31, 2021
Real estate:
Residential	$469	$2,494	$2,963	$398,644	$401,607	$72	$2,835
Commercial	367	25	392	555,947	556,339	—	25
Construction	—	7,803	7,803	247,344	255,147	—	7,803
Commercial and Industrial	183	593	776	175,180	175,956	—	676
Credit card	19,022	10	19,032	122,088	141,120	10	—
Other consumer	—	—	—	1,033	1,033	—	—
Total	$20,041	$10,925	$30,966	$1,500,236	$1,531,202	$82	$11,339
Impaired loans also include acquired loans for which management has recorded a non-accretable discount. Impaired loans as of December 31, 2022 and 2021 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
(in thousands)
December 31, 2022
Real estate:
Residential	$4,476	$4,288	$—	$4,288	$—	$4,629	$149
Commercial	1,647	1,563	—	1,563	—	1,656	52
Construction	2,939	2,837	—	2,837	—	2,938	75
Commercial and Industrial	899	247	458	705	372	1,199	77
Total	$9,961	$8,935	$458	$9,393	$372	$10,422	$353

December 31, 2021
Real estate:
Residential	$3,022	$2,835	$—	$2,835	$—	$4,578	$345
Commercial	90	25	—	25	—	90	82
Construction	7,885	7,803	—	7,803	—	9,746	209
Commercial and Industrial	832	340	336	676	218	1,056	282
Total	$11,829	$11,003	$336	$11,339	$218	$15,470	$918

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 5 - Portfolio Loans Receivable (continued)
There were $1.3 million and $6 thousand, respectively, of loans secured by one to four family residential properties in the process of foreclosure as of December 31, 2022 and 2021.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 5 - Portfolio Loans Receivable (continued)
The following table presents the balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans:

(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Ungraded(2)	Total
December 31, 2022
Real estate:
Residential	$469,304	$9,966	$5,465	$—	$—	$484,735
Commercial	657,411	5,577	1,563	—	—	664,551
Construction	235,262	—	2,837	—	—	238,099
Commercial and Industrial	196,381	22,469	1,371	—	—	220,221
Credit card	—	—	—	—	128,434	128,434
Other consumer	1,179	—	—	—	—	1,179
Portfolio loans receivable, gross	$1,559,537	$38,012	$11,236	$—	$128,434	$1,737,219

December 31, 2021
Real estate:
Residential	$394,488	$2,540	$4,579	$—	$—	$401,607
Commercial	548,244	8,070	25	—	—	556,339
Construction	243,848	3,496	7,803	—	—	255,147
Commercial and Industrial	164,066	10,417	1,473	—	—	175,956
Credit card	—	—	—	—	141,120	141,120
Other consumer	1,033	—	—	—	—	1,033
Portfolio loans receivable, gross	$1,351,679	$24,523	$13,880	$—	$141,120	$1,531,202
________________________
(1) Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch.
(2)Credit card loans are not individually graded.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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

	Number of Contracts	Recorded Investment
(dollars in thousands)		Performing	Nonperforming	Total
December 31, 2022
Real estate:
Residential	1	$—	$288	$288
Total	1	$—	$288	$288

December 31, 2021
Real estate:
Residential	4	$—	$450	$450
Commercial and Industrial	1	—	83	83
Total	5	$—	$533	$533
At December 31, 2022 the Company had one defaulted TDR for $288 thousand. In the 12 months ending December 31, 2022, four TDRs, totaling $215 thousand paid off. There were no new TDRs added in 2022. During the year ended December 31, 2021, the Company restructured one residential portfolio loan for $319 thousand in which the borrower was granted a rate reduction and payment recast. There were no material financial effects as a direct result of this modification. There was one commercial TDR that was paid off during the twelve months ended December 31, 2021 for $200 thousand.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 5 - Portfolio Loans Receivable (continued)
Outstanding loan commitments were as follows:

	December 31,
(in thousands)	2022	2021
Unused lines of credit
Real Estate:
Residential	$14,336	$15,747
Residential - Home Equity	43,128	37,640
Commercial	36,609	17,225
Construction	93,913	118,518
Commercial and Industrial	45,747	45,135
Credit card(1)	111,227	123,874
Other consumer	102	2,247
	$345,062	$360,386

Commitments to originate residential loans held for sale	$—	$1,385

Letters of credit	$5,105	$5,105
_______________
(1) Outstanding loan commitments in the credit card portfolio include $106.9 million and $121.7 million in secured balances as of December 31, 2022 and 2021, respectively.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 5 - Portfolio Loans Receivable (continued)
The Company maintains an estimated reserve for off balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

(in thousands)	2022	2021
Balance at beginning of period	$1,736	$1,776
Provision for (reversal of) off balance sheet credit commitments	(54)	(40)
Add: Recoveries	—	—
Less: Charge-offs	—	—
Balance at end of period	$1,682	$1,736
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
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

(in thousands)	2022	2021
Balance at beginning of period	$1,164	$1,160
Provision for mortgage loan put backs	9	4
Add: Recoveries	—	—
Less: Charge-offs	—	—
Balance at end of period	$1,173	$1,164

Note 6 - Premises and Equipment
Premises and equipment and the related depreciation and amortization consist of the following:

(in thousands)	2022	2021
Leasehold improvements	$1,683	$1,718
Furniture and equipment	4,775	4,657
Vehicle	54	54
Software	2,517	2,518
Construction in progress	694	—
	9,723	8,947
Less: Accumulated depreciation and amortization	(8,434)	(8,131)
Premises and equipment	1,289	816
Net lease asset	2,097	2,466
Premises and equipment, net	$3,386	$3,282

Depreciation and amortization expense	$364	$561

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 7 - Leases
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back-office operations. The Company leases its four full-service branches and three other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been designated as operating leases. The Company does not have leases designated as finance leases.
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate used was 1.94% at December 31, 2022 and 2.23% at December 31, 2021. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of December 31, 2022, the Company’s net lease ROU assets and related lease liabilities were $2.1 million and $2.4 million, respectively, and have remaining terms ranging from 1 - 6 years, including extension options that the Company is reasonably certain will be exercised. As of December 31, 2022, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

(in thousands)	2022	2021
Lease Right-of-Use Asset
Lease asset	$5,171	$5,364
Less: Accumulated amortization	(3,074)	(2,898)
Net lease asset	$2,097	$2,466

Lease Liability
Lease liability	$5,327	$5,535
Less: Accumulated amortization	(2,968)	(2,800)
Net lease liability	$2,359	$2,735

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 7 - Leases (continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows at December 31, 2022:

(in thousands)	2022
Amounts due in:
2023	$1,056
2024	715
2025	259
2026	255
2027 and thereafter	137
Total future lease payments	2,422
Discount of cash flows	(63)
Present value of net future lease payments	$2,359
Operating lease and rent expense were $1.3 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.
Note 8 - Derivative Financial Instruments
As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (Best Efforts). Certain loans under rate lock commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best-efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded.
The following table reports the commitment and fair value amounts on the outstanding derivatives:

(in thousands)	December 31, 2022	December 31, 2021
Notional amount of open forward sales agreements	$1,750	$22,500
Fair value of open forward delivery sales agreements	9	(16)
Notional amount of interest rate lock commitments	626	18,053
Fair value of interest rate lock commitments	1	34

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 9 - Interest-Bearing Deposits
Major categories of interest-bearing deposits are as follows:

(in thousands)	2022	2021
Interest-bearing demand accounts	$207,836	$330,924
Money market accounts	574,978	493,919
Savings	7,530	6,994
Certificates of deposit of $250,000 or more	96,291	108,827
Other time deposits	197,124	68,823
Total Interest-bearing deposits	$1,083,759	$1,009,487
The Company had $131.1 million in brokered deposits at December 31, 2022 compared to none at December 31, 2021.
Deposits securing our OpenSky® card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of December 31, 2022, these concentrations represent 11% and 13% of deposits, respectively. As of December 31, 2021, these deposits represented 13% and 18% of deposits, respectively.
Certificates of deposit, as of December 31, 2022, mature as follows:

(in thousands)
2023	$181,455
2024	59,140
2025	51,339
2026	677
2027, and thereafter	804
Total	$293,415

Note 10 - Borrowed Funds
As of December 31, 2022 and 2021, the Company was indebted as follows:

	2022		2021
(dollars in thousands)	Balance	Interest	Balance	Interest
FHLB fixed rate advance due October 16, 2025	$22,000	0.93%	$22,000	0.93%
FHLB fixed rate advance due March 20, 2023	50,000	4.42	—	—
FHLB daily rate advance due September 13, 2023	35,000	4.57	—	—
Total - FHLB advances	$107,000	3.75%	$22,000	0.93%

Junior subordinated debentures due June 15, 2036	$2,062	6.64%	$2,062	2.07%
Other subordinated notes due November 30, 2030	10,000	5.00	10,000	5.00
Total - Other borrowed funds	$12,062	5.28%	$12,062	4.50%
The FHLB fixed rate advances accrue interest on a daily basis and are paid semi-annually.
Junior subordinated debentures
In June 2006, the Company formed Capital Bancorp (MD) Statutory Trust I (the “Trust”) and on

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

June 15, 2006, the Trust issued 2,000 floating rate capital securities (the “Capital Securities”) with an aggregate liquidation value of $2,000,000 to a third party in a private placement. Concurrent with the issuance of the Capital Securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $62,000.
Note 10 - Borrowed Funds (continued)
The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures for the Trust will mature on June 15, 2036, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated June 15, 2006) of the Company. The Floating Rate Debentures for the Trust accrue interest at a floating rate equal to the three-month LIBOR plus 1.89%, payable quarterly. As of December 31, 2022 and 2021, the rate for the Trust was 6.64% and 2.07%, respectively. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.
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
Available lines of credit
The Company has available lines of credit of $76.0 million with other correspondent banks. There were no outstanding line of credit balances at December 31, 2022 and December 31, 2021.
The Company may borrow up to 25% of its assets from the FHLB, based on collateral available to pledge to secure the borrowings. Borrowings from the FHLB are secured by a portion of the Company’s loan and/or investment portfolio. As of December 31, 2022 and 2021, the Company had pledged loans providing borrowing capacity of $330.8 million and $205.3 million, respectively. The Company did not have any pledged investment securities to the FHLB at December 31, 2022 or December 31, 2021. As of December 31, 2022 and 2021, the Company had available borrowing capacity, net of advances and amounts pledged for letters of credit, from the FHLB of $223.8 million and $183.3 million, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 10 - Borrowed Funds (continued)
As of December 31, 2022 and 2021, the Company had pledged commercial loans to the Federal Reserve Bank of Richmond to secure a borrowing capacity totaling $21.4 million and $15.9 million, respectively, under its discount window program. In addition, the Company had the ability to borrow from the SBA-PPP Liquidity Facility by pledging SBA-PPP loans during 2020 and up through July 30, 2021 after which no new extensions of credit were made under the facility.
The Company limits its certificate of deposit funding through financial networks to 15% of the Bank’s assets, or approximately $310.5 million and $302.1 million as of December 31, 2022 and 2021, respectively. The Company had $131.8 million outstanding as of December 31, 2022 and zero outstanding as of December 31, 2021.
Note 11 - Retirement Plans
The Company provides a defined contribution plan qualifying under Section 401(k) of the Internal Revenue Code to eligible employees. The Company contributes 3% of eligible compensation on behalf of all full‑time employees up to limits prescribed by the Internal Revenue Code. The Company’s contribution to the plan was $850 thousand in 2022 and $398 thousand in 2021.
The Bank adopted a Long-Term Incentive Plan (“LTIP”) for executive management members in 2021. The LTIP is in the form of a nonqualified deferred compensation plan and complies with IRC Section 409A as well as related guidance and regulations. The LTIP was introduced in order to align long-term interests of the Bank with the Bank’s key executive management members. Under the LTIP, the CEO is eligible to earn an annual contribution of 20 percent of salary for achieving targeted performance levels while other executive management members are eligible to earn an annual contribution of 15 percent of salary for achieving targeted performance levels. The Compensation Committee may award more for overachievement of the targets, and all targets are set for participants at the beginning of a fiscal year. All participants are subject to the following vesting schedule for any earnings (or losses) on the investment of the contribution: 100 percent vesting following completion of either (i) ten years of service by the applicable executive from the later of the effective date of the LTIP or the executive’s hire date or (ii) ten years of continuous, full-time employment with the Bank by the applicable executive (to include continuous employment prior to the effective date of the LTIP) and retirement, which is defined in the LTIP as the later of a participant’s separation from service or the executive attaining 67 years of age. In the event of a change in control, the LTIP will accelerate vesting. Any executive not fulfilling either vesting requirement will forfeit any employer contributions.
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
Activity in related-party loans during 2022 and 2021 is shown below:

(in thousands)	2022	2021
Balance at beginning of year	$32,524	$19,275
Add: New loans	18,326	15,717
Less: Amounts collected	(14,545)	(2,468)
Balance at end of year	$36,305	$32,524

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 12 - Related-Party Transactions (continued)
Deposits from officers and directors and their related interests were $92.0 million at December 31, 2022, and $113.8 million at December 31, 2021.
A director of the Company owns an interest in an entity from which the Company leases space for one of its Rockville, Maryland locations. Payments made in accordance with the lease were $82 thousand and $79 thousand in 2022 and 2021, respectively.
Company directors, or their related interests, held $2.5 million of the subordinated notes outstanding as of December 31, 2022. These notes hold a fixed rate of interest until November 30, 2025, after which it converts to variable rate.
Note 13 - Income Taxes
The components of income tax expense were as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$9,906	$12,990
State	1,284	2,835
Total current expense	11,190	15,825
Deferred tax expense (benefit)	1,240	(1,927)
Total income tax expense	$12,430	$13,898
The components of the net deferred tax asset at December 31, 2022 and 2021 were:

(in thousands)	2022	2021
Deferred tax assets:
Allowance for loan and credit losses	$7,073	$6,674
Reserve for recourse on mortgage loans sold	297	364
Deferred loan fees - PPP	8	1,076
Stock-based compensation	257	320
Long-term incentive program	428	507
Unrealized loss on investment securities available for sale	5,665	428
Net operating loss carryforward	—	67
Other	85	532
	13,813	9,968
Deferred tax liabilities:
Accumulated depreciation	34	107
Other	2	1
	36	108
Net deferred tax asset before valuation allowance	13,777	9,860
Less: Valuation allowance	—	67
Net deferred tax asset	$13,777	$9,793

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 13 - Income Taxes (continued)
The differences between the federal income tax rate and the effective tax rate for the Company are reconciled as follows:

	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	2.58	3.97
Nondeductible expenses	0.56	0.44
Tax exempt income	(0.41)	(0.20)
Other	(0.78)	0.59
Effective Tax Rate	22.95%	25.80%
Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the net deferred tax assets to net realizable value. As of December 31, 2022, management has determined that it is more likely than not that the majority of the deferred tax asset from continuing operations will be realized. At December 31, 2021, a valuation allowance of $67 thousand was recognized for a State of Maryland net operating loss carryforward that may not be realizable. No such valuation allowance was recognized at December 31, 2022.
The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2018.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2022 and 2021, the capital levels of the Company and the Bank exceeded all applicable capital adequacy requirements.
As of December 31, 2022 the most recent notification from the OCC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.
The following table presents actual and required capital ratios as of December 31, 2022 and 2021 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 and 2021 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 14 - Capital Standards (continued)

Regulatory Capital
	Actual		Minimum Capital Adequacy		To Be Well Capitalized		Full Phase In of Basel III
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
The Company
Tier 1 leverage ratio (to average assets)	$242,829	11.24%	$86,442	4.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	242,829	15.13%	96,315	6.00%	N/A	N/A	136,447	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	240,767	15.00%	$72,237	4.50%	N/A	N/A	112,368	7.00%
Total capital ratio (to risk-weighted assets)	262,217	16.33%	$128,421	8.00%	N/A	N/A	168,552	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$199,846	9.47%	$84,416	4.00%	$105,521	5.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	199,846	12.95%	92,574	6.00%	123,432	8.00%	131,147	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	199,846	12.95%	69,431	4.50%	100,289	6.50%	108,003	7.00%
Total capital ratio (to risk-weighted assets)	219,234	14.21%	123,432	8.00%	154,290	10.00%	162,005	10.50%

December 31, 2021
The Company
Tier 1 leverage ratio (to average assets)	$201,040	9.73%	$82,683	4.00%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	201,040	14.43%	83,596	6.00%	N/A	N/A	118,428	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	198,978	14.28%	62,697	4.50%	N/A	N/A	97,529	7.00%
Total capital ratio (to risk-weighted assets)	228,574	16.41%	111,462	8.00%	N/A	N/A	146,294	10.50%

The Bank
Tier 1 leverage ratio (to average assets)	$169,384	8.36%	$81,070	4.00%	$101,338	5.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	169,384	12.53%	81,097	6.00%	108,130	8.00%	114,888	8.50%
Common equity tier 1 capital ratio (to risk-weighted assets)	169,384	12.53%	60,823	4.50%	87,856	6.50%	94,614	7.00%
Total capital ratio (to risk-weighted assets)	186,397	13.79%	108,130	8.00%	135,162	10.00%	141,921	10.50%

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
The expense recognition of employee stock option and restricted stock awards resulted in net expense of approximately $1.8 million and $1.4 million during the years ended December 31, 2022 and 2021, respectively.
Stock options:
The Company currently has two incentive compensation plans with outstanding stock options, the 2002 Stock Option Plan and the 2017 Stock and Incentive Compensation Plan (“the Plan”). Only the Plan, which authorizes the use of stock options, stock appreciation rights, restricted stock and/or restricted stock, is available to grant options and shares to employees and directors. At inception the Plan allowed for up to 1,120,000 shares of common stock to be issued. In 2021, an additional 900,000 shares were authorized for a total of 2,020,000. As of December 31, 2022, there are 896,462 shares available for future grant. Shares of common stock related to any unexercised or unvested award granted under the Plan that terminate or expire, or are subsequently forfeited or cancelled for any reason, become available for re-grant under the Plan. Option prices are equal to or greater than the estimated fair value of the common stock at the date of grant. Options outstanding vest over a four-year period, whereby 25% of the options become exercisable on each anniversary of the grant date.
Information with respect to options outstanding during the years ended December 31, 2022 and 2021 is as follows:

	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,060,023	$14.77	1,169,413	$12.21
Add: Granted	2,000	24.25	170,244	24.51
Less: Exercised	(160,590)	12.46	(186,461)	9.61
Less: Retired on exercise	(63,697)	12.52	(54,192)	9.41
Less: Expired/cancelled/forfeited	(26,576)	12.82	(38,981)	7.43
Outstanding at end of year	811,160	$15.37	1,060,023	$14.77
Exercisable at end of year	538,066	$13.63	551,804	$12.55
The weighted average fair value of options granted during the years ended December 31, 2022 and 2021, was $11.49 and $12.56, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 15 - Stock-Based Compensation (continued)
A summary of information about stock options outstanding is as follows:

	Exercise Price Range	Weighted Average Exercise Price	Average Remaining Life (years)	Outstanding Shares	Exercisable Shares
December 31, 2022
	$10.70 - 14.63	$13.02	1.73	648,651	492,909
	14.64 - 18.56	14.96	2.14	22,750	10,688
	18.57 - 22.49	21.86	3.07	2,500	625
	22.50 - 26.41	26.38	3.86	137,259	33,844
Total outstanding options		$15.37	2.11	811,160	538,066
Intrinsic value on December 31, 2022				$7,020,560	$5,428,713

December 31, 2021
	$10.70 - 14.63	$12.89	2.45	892,529	546,804
	14.64 - 18.56	14.96	3.14	22,750	5,000
	18.57 - 22.49	21.86	4.71	2,500	—
	22.50 - 26.41	26.41	5.00	142,244	—
Total outstanding options		$14.77	2.80	1,060,023	551,804
Intrinsic value on December 31, 2021				$12,143,007	$7,529,711
The aggregate intrinsic value as presented in the preceding tables is the difference between the estimated fair value of the stock as of December 31, 2022 and 2021, and the exercise price of the option multiplied by the number of options outstanding. Stock options with exercise prices greater than the estimated fair value of the stock are not included in this calculation.
Total unrecognized compensation expense related to stock options to be recognized over the next five years was $1.2 million and $2.9 million at December 31, 2022 and 2021, respectively.
The intrinsic value of stock options exercised was $1.9 million and $4.0 million during the years ended December 31, 2022 and 2021, respectively.
The weighted average fair value of options granted during 2022 and 2021 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021
Dividend yield	0.99%	0.80%
Risk free interest rate	3.25%	0.25%
Expected volatility	55.91%	60.97%
Expected life in years	5	5

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
Nonvested restricted stock for the years ended December 31, 2022 and 2021 is summarized in the following table.

	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	49,047	$14.33	30,713	$13.46
Add: Granted	11,495	24.66	29,405	14.88
Less: Vested	(15,905)	14.01	(11,071)	13.38
Less: Retired on vesting	(4,968)	14.44	—	—
Less: Forfeited	—	—	—	—
Nonvested at end of year	39,669	$17.45	49,047	$14.33
The vesting schedule of restricted shares as of December 31, 2022 is as follows:

Year	Shares
2023	22,206
2024	13,632
2025	3,831
39,669
There was $429 thousand and $189 thousand of total unrecognized compensation expense related to nonvested restricted stock at December 31, 2022 and 2021, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 16 - Parent Company Financial Information
The balance sheets as of December 31, 2022 and 2021 and statements of income and cash flows for the years then ended, for Capital Bancorp, Inc. (Parent only) are presented below.

Parent Company Only Balance Sheets

(in thousands)	2022	2021
Assets
Cash and cash equivalents	$272	$630
Investment in Bank	183,095	168,308
Investment in Church Street Capital	5,402	4,607
Investment in Trust	62	62
Loans receivable, net of allowance for loan losses of $328 and $328 at December 31, 2022 and 2021, respectively	47,517	36,198
Accrued interest receivable	288	217
Deferred income taxes	100	100
Other assets	45	14
Total assets	$236,781	$210,136

Liabilities and Stockholders’ Equity
Borrowed funds	$12,062	$12,062
Accrued interest payable	48	44
Other liabilities	656	127
Total liabilities	12,766	12,233
Stockholders’ equity
Common stock	141	140
Additional paid-in capital	58,190	54,306
Retained earnings	182,435	144,533
Accumulated other comprehensive loss	(16,751)	(1,076)
Total stockholders’ equity	224,015	197,903
Total liabilities and stockholders’ equity	$236,781	$210,136

Parent Company Only Statements of Income

(in thousands)	2022	2021
Interest and dividend income	$2,146	$1,663
Dividend from Bank	11,400	6,500
Total interest and dividend revenue	13,546	8,163
Interest expense	576	542
Net interest income	12,970	7,621
Provision for loan losses	—	70
Net interest income after provision for loan losses	12,970	7,551
Noninterest income	2	2
Noninterest expenses	447	393
Income before income taxes	12,525	7,160
Income tax expense	315	138
Income before undistributed net income of subsidiaries	12,210	7,022
Undistributed net income of subsidiaries	29,594	32,956
Net income	$41,804	$39,978

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 16 - Parent Company Financial Information (continued)

Parent Company Only Statements of Cash Flows
(in thousands)	2022	2021
Cash flows from operating activities
Net Income	$41,804	$39,978
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	70
Undistributed net income of subsidiaries	(29,594)	(32,956)
Stock-based compensation expense	1,662	1,347
Director and employee compensation paid in Company stock	171	519
Deferred income tax benefit	—	(14)
Changes in assets and liabilities:
Accrued interest receivable	(71)	83
Other assets	(31)	(14)
Accrued interest payable	4	1
Other liabilities	528	(130)
Net cash provided by operating activities	14,473	8,884

Cash flows from investing activities
Net increase in loans receivable	(11,319)	(9,269)
Capital contributions to subsidiaries	(1,662)	(1,347)
Net cash used by investing activities	(12,981)	(10,616)

Cash flows from financing activities
Dividends paid	(3,085)	(1,382)
Proceeds from exercise of stock options	1,235	967
Net cash used by financing activities	(1,850)	(415)

Net decrease in cash and cash equivalents	(358)	(2,147)

Cash and cash equivalents, beginning of year	630	2,777

Cash and cash equivalents, end of year	$272	$630

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
Fair value measurements on a recurring basis
Investment securities available for sale - The fair values of the Company's investment securities available for sale are provided by an independent pricing service. The fair values of the Company's securities are determined based on quoted prices for similar securities under Level 1 or Level 2 inputs.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 17 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 as follows:

(in thousands)	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2022
Investment securities available for sale
U.S. Treasuries	$199,449	$199,449	$—	$—
Asset-backed securities	7,711	—	7,711	—
Municipal	8,012	—	8,012	—
Corporate	4,600	—	4,600	—
Mortgage-backed securities	32,709	—	32,709	—
Total	$252,481	$199,449	$53,032	$—
Loans held for sale	$7,416	$—	$7,416	$—
Derivative assets	$10	$—	$10	$—
Derivative liabilities	$—	$—	$—	$—

December 31, 2021
Investment securities available for sale
U.S. Treasuries	$131,001	$131,001	$—	$—
Asset-backed securities	10,140	—	10,140	—
Municipal	10,474	—	10,474	—
Corporate	4,934	—	4,934	—
Mortgage-backed securities	27,906	—	27,906	—
Total	$184,455	$131,001	$53,454	$—
Marketable equity securities	$245	$245	$—	$—
Loans held for sale	$15,989	$—	$15,989	$—
Derivative assets	$34	$—	$34	$—
Derivative liabilities	$16	$—	$16	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	December 31, 2022	December 31, 2021
Aggregate fair value	$7,416	$15,989
Contractual principal	6,808	14,504
Difference	$608	$1,485

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 17 - Fair Value (continued)
The Company elects to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Impaired loans - The Company has measured impairment generally based on the fair value of the loan's collateral and discounted cash flow analysis. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2022 and December 31, 2021, the fair values consist of loan balances of $9.4 million and $11.3 million, with valuation allowances of $372 thousand and $218 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3.

Fair Value of Impaired Loans and Foreclosed Real Estate

(in thousands)	2022	2021
Impaired loans
Level 3 Inputs	9,021	11,121
Total	$9,021	$11,121

Foreclosed real estate
Level 3 Inputs	—	86
Total	$—	$86
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2022 and 2021:

Inputs
	Valuation Technique	Unobservable Inputs	General Range of Inputs

Impaired Loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 25%
Foreclosed Real Estate	Appraised Value/Comparable Sales	Discounts to appraisals for estimated holding and/or selling costs	0 - 25%
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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
As of December 31, 2022, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2021, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.
For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.
The fair value of cash and cash equivalents, interest-bearing deposits at other financial institutions, federal funds sold and restricted investments is the carrying amount. Restricted stock includes equity of the Federal Reserve and other banker’s banks.
The fair value of noninterest-bearing deposits and securities sold under agreements to repurchase is the carrying amount.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 17 - Fair Value (continued)
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments (in thousands).

Fair Value of Financial Assets and Liabilities
	December 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$19,963	$19,963	$42,914	$42,914
Interest-bearing deposits at other financial institutions	39,764	39,764	136,824	136,824
Marketable equity securities	—	—	245	245
Federal funds sold	20,688	20,688	3,657	3,657
Level 3
Loans receivable, net	$1,704,370	$1,659,283	$1,607,086	$1,598,228
Restricted investments	7,362	7,362	3,498	3,498

Financial liabilities
Level 1
Noninterest-bearing deposits	$674,313	$674,313	$787,650	$787,650
Level 3
Interest-bearing deposits	$1,083,759	$1,090,553	$1,009,487	$1,011,121
FHLB advances and other borrowed funds	119,062	116,544	34,062	34,263

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 18 - Segments
The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), and OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at December 31, 2022 and 2021.

Segments
(in thousands)
December 31, 2022	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$82,182	$435	$64,859	$3,349	$(179)	$150,646
Interest expense	9,245	218	—	755	(179)	10,039
Net interest income	72,937	217	64,859	2,594	—	140,607
Provision for (reversal of) loan losses	(980)	—	7,611	—	—	6,631
Noninterest income	2,122	5,276	21,972	2	—	29,372
Noninterest expense(1)	52,552	8,450	47,647	465	—	109,114
Net income (loss) before taxes	$23,487	$(2,957)	$31,573	$2,131	$—	$54,234

Total assets	$1,939,601	$7,936	$122,418	$245,399	$(191,699)	$2,123,655

December 31, 2021
Interest income	$69,433	$1,217	$50,422	$2,307	$(136)	$123,243
Interest expense	5,142	874	—	670	(136)	6,550
Net interest income	64,291	343	50,422	1,637	—	116,693
Provision for loan losses	433	—	2,856	70	—	3,359
Noninterest income	1,759	20,911	27,884	82	—	50,636
Noninterest expense(1)	44,729	12,713	52,231	421	—	110,094
Net income before taxes	$20,888	$8,541	$23,219	$1,228	$—	$53,876

Total assets	$1,859,201	$16,698	$138,232	$217,993	$(176,824)	$2,055,300

_______________
(1)Noninterest expense includes $27.0 million and $36.1 million in data processing expenses in OpenSky’s® segment for the years ended December 31, 2022 and 2021, respectively.
(2)The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.
Note 19 - Litigation
The Company is involved in legal proceedings occurring in the ordinary course of business. The aggregate effect of these, in management’s opinion, would not be material to the results of operations or financial condition of the Company.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 20 - Subsequent Events
The Company has disclosed information about deposit concentrations in Note 9. In relation to the current economic conditions, management has monitored deposit concentrations through the date the financial statements were issued, noting no significant changes to concentrations. In addition, there has been no significant changes in the characteristics of the deposit book through the date the financial statements were issued.
The company has disclosed its investment portfolio position in Note 3. There has been no significant changes in the composition of the investment portfolio through the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, the Company maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2022 to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During March 2023, management designed additional internal controls around the review of the allowance for loan loss, created an Allowance for Loan Loss governance committee, and moved Loan Review under the management of the Bank’s Chief Risk Officer.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022. Such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022.
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1), (2) and (c) The following financial statements are incorporated by reference from Item 8 hereof:
    Report of Independent Registered Public Accounting Firm. PCAOB ID (149)
    Consolidated Balance Sheets as of December 31, 2022 and 2021.
    Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021.
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021.
    Notes to Consolidated Financial Statements.
(a)(3) and (b)    Exhibits required to be filed by Item 601 of Regulation S-K.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on August 31, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on August 31, 2018)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on September 17, 2018)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed March 16, 2020).
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
10.1	Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed on August 31, 2018)
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

10.13	Nonqualified Deferred Compensation Plan dated January 1, 2021
10.14	Employment Agreement, effective June 29, 2022 between Capital Bank, N.A. and Edward F. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2022.
10.15	Employment Agreement, effective October 11, 2022 between Capital Bank, N.A. and Steven Poynot (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 11, 2022.
21.0	Subsidiaries of Capital Bancorp, Inc. (reference is made to “Item 1. Business” for the required information)
23.1	Consent of Elliott Davis, PLLC
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101
The following materials from the Annual Report on Form 10-K of Capital Bancorp, Inc. for the year ended December 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

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

Dated: March 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Edward F. Barry	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Edward F. Barry

By:	/s/ Connie Egan	Senior Vice President Chief Accounting Officer	March 15, 2023
Connie Egan
(Principal Financial and Accounting Officer)

By:	/s/ Jerome R. Bailey	Director	March 15, 2023
Jerome R. Bailey

By:	/s/ Joshua Bernstein	Director	March 15, 2023
Joshua Bernstein

By:	/s/ C. Scott Brannan	Director	March 15, 2023
C. Scott Brannan

By:	/s/ Scot. R. Browning	Director	March 15, 2023
Scot R. Browning

By:	/s/ Fred J. Lewis	Director	March 15, 2023
Fred J. Lewis

By:	/s/ Randall. J. Levitt	Director	March 15, 2023
Randall J. Levitt

By:	/s/ Deborah Ratner Salzberg	Director	March 15, 2023
Deborah Ratner Salzberg

By:	/s/ Steven J. Schwartz	Chairman of the Board of Directors	March 15, 2023
Steven J. Schwartz

By:	/s/ James F. Whalen	Director	March 15, 2023
James F. Whalen