Form 10-Q
period 2023-03-31
Capital Bancorp Inc
filed 2023-05-10
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2023         OR
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

As of May 5, 2023, the Company had 14,035,487 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)
(in thousands except share data)	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$14,477	$19,963
Interest-bearing deposits at other financial institutions	125,448	39,764
Federal funds sold	462	20,688
Total cash and cash equivalents	140,387	80,415
Investment securities available for sale	255,762	252,481
Restricted investments	4,215	7,362
Loans held for sale	9,620	7,416
U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”) loans receivable, net of fees and costs	2,037	2,163
Portfolio loans receivable, net of deferred fees and costs	1,786,109	1,728,592
Less allowance for credit losses	(26,216)	(26,385)
Total portfolio loans held for investment, net	1,759,893	1,702,207
Premises and equipment, net	5,367	3,386
Accrued interest receivable	9,985	9,489
Deferred tax asset	12,898	13,777
Bank owned life insurance	36,781	36,524
Other assets	8,341	8,435
Total assets	$2,245,286	$2,123,655

Liabilities
Deposits
Noninterest-bearing	$705,801	$674,313
Interest-bearing	1,238,573	1,083,759
Total deposits	1,944,374	1,758,072
Federal Home Loan Bank advances	32,000	107,000
Other borrowed funds	12,062	12,062
Accrued interest payable	1,977	1,031
Other liabilities	20,356	21,475
Total liabilities	2,010,769	1,899,640

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 14,083,037 and 14,138,829 issued and outstanding	141	141
Additional paid-in capital	57,277	58,190
Retained earnings	191,058	182,435
Accumulated other comprehensive loss	(13,959)	(16,751)
Total stockholders' equity	234,517	224,015
Total liabilities and stockholders' equity	$2,245,286	$2,123,655

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands except per share data)	2023	2022
Interest income
Loans, including fees	$41,275	$33,889
Investment securities available for sale	1,377	370
Federal funds sold and other	764	143
Total interest income	43,416	34,402

Interest expense
Deposits	7,754	884
Borrowed funds	1,175	187
Total interest expense	8,929	1,071

Net interest income	34,487	33,331
Provision for credit losses	1,660	952
Net interest income after provision for credit losses	32,827	32,379

Noninterest income
Service charges on deposits	229	163
Credit card fees	4,210	5,924
Mortgage banking revenue	1,155	1,790
Other income	432	411
Total noninterest income	6,026	8,288

Noninterest expenses
Salaries and employee benefits	12,554	10,310
Occupancy and equipment	1,213	1,026
Professional fees	2,374	2,321
Data processing	6,530	8,276
Advertising	517	1,639
Loan processing	349	392
Foreclosed real estate expenses, net	6	—
Other operating	2,660	3,138
Total noninterest expenses	26,203	27,102
Income before income taxes	12,650	13,565
Income tax expense	2,915	3,354
Net income	$9,735	$10,211

Basic earnings per share	$0.69	$0.73
Diluted earnings per share	$0.68	$0.71

Weighted average common shares outstanding:
Basic	14,159,383	13,988,549
Diluted	14,272,292	14,338,601

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$9,735	$10,211

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	3,736	(9,288)
Income tax (expense) benefit relating to the items above	(944)	2,541
Other comprehensive income (loss)	2,792	(6,747)
Comprehensive income	$12,527	$3,464

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2021	13,962,334	$140	$54,306	$144,533	$(1,076)	$197,903
Net income	—	—	—	10,211	—	10,211
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(6,747)	(6,747)
Stock options exercised, net of shares withheld for purchase price	27,028	—	339	(95)	—	244
Shares issued as compensation	11,158	—	164	—	—	164
Stock-based compensation	—	—	417	—	—	417
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, March 31, 2022	14,000,520	$140	$55,226	$153,949	$(7,823)	$201,492

Balance, December 31, 2022	14,138,829	$141	$58,190	$182,435	$(16,751)	$224,015
Cumulative effect adjustment due to adoption of the CECL standard	—	—	—	(29)	—	(29)
Net income	—	—	—	9,735	—	9,735
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	2,792	2,792
Stock options exercised, net of shares withheld for purchase price	63,064	1	782	(194)	—	589
Shares issued as compensation	28,081	—	585	(39)	—	546
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(850)	—	(850)
Shares repurchased and retired	(146,937)	(1)	(2,718)			(2,719)
Balance, March 31, 2023	14,083,037	$141	$57,277	$191,058	$(13,959)	$234,517

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$9,735	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,660	952
Provision for mortgage put-back reserve, net	5	—
Reversal of reserve for unfunded commitments	(19)	(150)
Net (accretion) amortization on investments	(34)	332
Premises and equipment depreciation	73	282
Lease asset amortization	266	112
Increase in cash surrender value of BOLI	(257)	(252)
Executive long term incentive plan expense	152	145
Stock-based compensation expense	438	417
Director and employee compensation paid in Company stock	547	164
Deferred income tax benefit	(65)	(32)
Gain on sale of securities available for sale	1	—
Valuation decrease on derivatives	9	60
Gain on sale of foreclosed real estate	—	(20)
Increase in valuation of loans held for sale carried at fair value	6	(1,790)
Proceeds from sales of loans held for sale	42,238	111,830
Originations of loans held for sale	(44,448)	(111,087)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(496)	389
Increase in taxes payable	2,927	3,283
Decrease (increase) in other assets	86	(231)
Increase in accrued interest payable	946	7
Decrease in other liabilities	(3,414)	(5,441)
Net cash provided by operating activities	10,356	9,181

Cash flows from investing activities
Proceeds from maturities, calls and paydowns of securities available for sale	490	2,123
Net sales (purchases) of restricted investments	3,147	(104)
Net decrease in SBA-PPP loans receivable	126	57,200
Net increase in portfolio loans receivable	(60,149)	(3,155)
Net changes in premises and equipment	(2,320)	(89)
Proceeds from sales of foreclosed real estate	—	106
Net cash (used in) provided by investing activities	(58,706)	56,081

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (Continued)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	31,488	37,524
Interest-bearing deposits	154,814	28,061
Net Federal Home Loan Bank advances	(75,000)	—
Dividends paid	(850)	(700)
Repurchase of common stock	(2,719)	—
Net proceeds from exercise of stock options	589	244
Net cash provided by financing activities	108,322	65,129

Net increase in cash and cash equivalents	59,972	130,391

Cash and cash equivalents, beginning of year	$80,415	183,395

Cash and cash equivalents, end of period	$140,387	$313,786

Noncash activities:
Change in unrealized losses on investments	$3,736	$(9,288)

Cash paid during the period for:
Taxes	$35	$71
Interest	$5,920	$1,064

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At March 31, 2023, Church Street Capital had loans totaling $8.3 million with a collectively assessed allowance for credit losses (“ACL”) of $57 thousand. Refer to Note 5 - Loans to the Unaudited Consolidated Financial Statements for further discussion of the consolidated ACL.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financials statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The Company reports its activities as four business segments: commercial banking; mortgage lending; credit cards; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.
Significant accounting policies:
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The primary reference point for the estimates is historical experience and assumptions believed to be reasonable regarding the value of certain assets and

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions.
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
U.S. Small Business Administration Paycheck Protection Program
During the global COVID-19 pandemic, pursuant to the CARES Act and the Consolidated Appropriations Act, 2021, the United States Small Business Administration Payroll Protection Program (“SBA-PPP”) provided forgivable loans to small businesses to enable them to maintain payroll, hire back employees who had been laid off, and cover overhead. SBA-PPP loans have an interest rate of 1%, have two or five year terms, and carry a 100% guarantee of the SBA. The program ended on May 31, 2021. SBA-PPP are eligible to be forgiven by the SBA.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate balance sheet item. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
adjustment to yield using the effective interest method. The remaining net deferred income is recognized upon forgiveness of the loan.
Portfolio loans and the allowance for credit losses
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees and costs, discounts on loans acquired, and the ACL. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using approximate interest methods. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company discontinues the accrual of interest at the earlier of the date any portion of the principal and/or interest is 90 days past due, or at such time as we determine that it is probable that not all principal and interest payments will be collected, and that collateral is insufficient to discharge the debt in full. When the interest accrual is discontinued, all unpaid accrued interest is reversed from income. Generally, interest payments on nonaccrual loans are recorded as a reduction of the principal balance. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, client bankruptcy and lack of assets, and/or collateral deficiencies.
On January 1, 2023, we adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss methodology for determining our provision for credit losses and ACL with an expected loss methodology that is referred to as the Current Expected Credit Loss model (“CECL”). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 “Leases (Topic 842)”.
In addition, ASU 2016-13 made changes to the accounting for AFS debt securities. One such change is to require credit-related impairments to be recognized as an ACL rather than as a write-down of the security’s amortized cost basis when the Company does not intend to sell or believes that the Company will be required to sell the securities prior to recovery of the security’s amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own HTM debt securities. There was no ACL on available for sale securities at March 31, 2023.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
The following table illustrates the impact of the adoption of ASC 326, or the CECL standard. The adoption of the standard required an $804 thousand increase in the ACL and a $775 thousand reduction to the reserve for unfunded commitments (“RUC”). The improved precision of the calculation of the historical utilization of unfunded commitments gave rise to the reduction. The net impact of the adoption of the CECL standard to retained earnings was $29 thousand.

	January 1, 2023
(in thousands)	Pre-adoption of the CECL standard	As Reported Under ASC 326	Impact of adoption of the CECL standard
Assets:
Real estate:
Residential	$484,735	$484,735	$—
Commercial	664,551	664,551	—
Construction	238,099	238,099	—
Commercial and Industrial	220,221	220,221	—
Credit card, net of reserve	128,434	128,434	—
Other consumer	1,179	1,179	—
Portfolio loans receivable, gross	$1,737,219	$1,737,219	$—
Deferred origination fees, net	(8,627)	(8,627)	—
Allowance for credit losses	(26,385)	(27,189)	(804)
Portfolio loans receivable, net	$1,702,207	$1,701,403	$(804)
Liabilities: Reserve for unfunded commitments	$1,682	$907	$(775)
We maintain an ACL that represents management’s estimate of the expected credit losses and risks inherent in our loan portfolio. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. The allowance immediately recognizes lifetime expected credit losses when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, client bankruptcy and lack of assets, and/or collateral deficiencies. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
In determining the ACL, we estimate losses collectively based on quantitative analysis of historical credit losses adjusted for current conditions and reasonable and supportable forecasts of collectability of future cash flows over the remaining term of each financial instrument. The Company has elected to utilize a discounted cash flow methodology for all segments, except for the other consumer portfolio segment, which applies a simplified, remaining life approach. See further detail regarding our forecasting methodology in the “Discounted Cash Flow Method” section below.
Quarterly, the Company utilizes a Qualitative Scorecard to consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the quantitative loss estimation process, which may impact projected expected credit losses. The Qualitative Scorecard evaluates certain risk environments such as economic conditions, changes in the nature and volume of portfolios, changes in experience, depth, and ability of lending management, changes in volume and severity of past due loans and similar conditions, and changes in the value of underlying collateral. The scorecard results help

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
the Company to analyze directional consistency to risk conditions and circumstances that should be considered for each loan segment and to refine its estimates of expected credit losses. As of March 31, 2023, there have been no changes applied through the Qualitative Scorecard subsequent to implementation on January 1, 2023.
Discounted Cash Flow Method
The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for each portfolio loan segment, with the exception of credit card loans. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed and for probability and severity of a loss. The expected credit losses derived from the DCF are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The modeling of expected prepayment speeds is based on historical internal data. The contractual term excludes expected extensions, renewals and modifications.
The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default at the portfolio segment level. Probability of default primarily leverages a bottom-up historical analysis over the rates produced by the forecast model, adjusted for economic considerations and tested annually for reasonableness.
For all DCF models, the Company has elected to use a four quarter forecast period consistently across all portfolio segments. After the forecasted period, the models will revert to a long run average of each economic factor over four quarters. The Company leverages economic projections from reputable and independent third parties to inform its loss driver forecast over the forecast period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. An effective interest rate is calculated by the Company, adjusted for any net deferred fees or costs, premium, or discount existing at the origination or acquisition, to produce an instrument-level net present value of expected cash flows. The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows.
Individual Evaluation
The Company will evaluate individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective basis. Instruments may be evaluated whether or not there is an expectation of collectability in place. Instruments evaluated individually are not included in the Company’s collective analysis. Collateral dependent or secured loans with respect to which the Company expects repayment to be provided substantially through the operation or sale of the collateral utilize a collateral-based methodology in which ACL is measured based on the difference between the net realizable value of the collateral and the amortized cost basis of the asset as of the measurement date. If the collateral valuation is equal to or greater than book value, no reserve is applied. If a loan is not collateral dependent, the loan will be analyzed based on a forecast of future cash flows.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Credit Losses on Off-Balance Sheet Credit Exposures
The Company’s financial instruments include off-balance sheet credit instruments such as unfunded commitments to make loans, commercial letters of credit issued, and commitments to fund other investments. The Company’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of the credit commitment. Loan commitments and lines of credit are generally made on the same terms, including with regard to collateral, as outstanding loans.
The Company maintains an RUC on off-balance sheet credit exposures through a provision reflected in other liabilities. Increases or decreases in the reserve are charged to or released from operating expense. The RUC on off-balance credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model based on the segment loss factor and the estimated utilization rate of the unfunded commitments. The Company has analyzed its historic funding behavior at the segment level to determine an expected utilization rate.
The above methodology for determining an appropriate ACL is based on a comprehensive and consistently applied analysis of the loan portfolio in accordance ASC 326. The analysis considers all significant factors that affect the expected collectibility of the portfolio and supports the expected credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment. Additional disclosure on the ACL, and qualitative factors can be found in Part II, Item 1A - Risk Factors and Note 5 - Portfolio Loans Receivable.
Credit Losses on SBA-PPP loans and interest receivable
The ACL for SBA-PPP loans was separately evaluated given the explicit government guarantee. The Company has incorporated historical experience with similar SBA guarantees and underwriting adjusted for reasonable and supportable forecasts and concluded the expected credit loss is zero and, therefore, no allowance has been assigned to these loans.
The Company does not measure an ACL on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on nonaccrual status.
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
Leases
The Company accounts for leases according to ASU 2016-02, Leases (Topic 842), and applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
The Company accounts for derivative instruments and hedging activities according to guidelines established in ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. As of March 31, 2023, there were no derivative instruments held which would require recognition by the Company.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
Bank-owned life insurance
The Company had $36.8 million of bank-owned life insurance at March 31, 2023 and $36.5 million at December 31, 2022.
The Company recognized income on bank-owned life insurance, which is included in other noninterest income, of $257 thousand for the three months ended March 31, 2023 and $252 thousand for the three months ended March 31, 2022.
Income taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At March 31, 2023, there were 293,032 stock options excluded from the calculation as their effect would have been anti-dilutive, whereas at March 31, 2022 there were 141,857 such options.
Comprehensive loss
The Company reports as comprehensive loss all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of March 31, 2023 and December 31, 2022 is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Unrealized losses on securities available for sale	$(18,680)	$(22,416)
Deferred tax benefit	4,721	5,665
Total accumulated comprehensive loss	$(13,959)	$(16,751)
Recently issued accounting pronouncements:
In March 2020, the FASB released ASU 2020-04 - Reference Rate Reform, Topic 848, which provides temporary guidance to ease the potential accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of London Interbank

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of March 31, 2023.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at March 31, 2023 and December 31, 2022 are summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities (continued)

(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
U.S. Treasuries	$215,545	$—	$(13,228)	$202,317
Municipal	10,812	—	(2,412)	8,400
Corporate	5,000	—	(383)	4,617
Asset-backed securities	7,708	—	(214)	7,494
Mortgage-backed securities	35,377	—	(2,443)	32,934
Total	$274,442	$—	$(18,680)	$255,762

December 31, 2022
U.S. Treasuries	$215,486	$—	$(16,037)	$199,449
Municipal	10,815	—	(2,803)	8,012
Corporate	5,000	—	(400)	4,600
Asset-backed securities	7,970	—	(259)	7,711
Mortgage-backed securities	35,626	—	(2,917)	32,709
Total	$274,897	$—	$(22,416)	$252,481
There were no securities sold during the three months ended March 31, 2023 or the three months ended March 31, 2022. There was no ACL on available for sale securities at March 31, 2023.
Information related to unrealized losses in the investment portfolio as of March 31, 2023 and December 31, 2022 is summarized as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasuries	$82,762	$(910)	$119,555	$(12,318)	$202,317	$(13,228)
Municipal	978	(173)	7,422	(2,239)	8,400	(2,412)
Corporate	—	—	4,617	(383)	4,617	(383)
Asset-backed securities	—	—	7,494	(214)	7,494	(214)
Mortgage-backed securities	12,500	(499)	20,434	(1,944)	32,934	(2,443)
Total	$96,240	$(1,582)	$159,522	$(17,098)	$255,762	$(18,680)

December 31, 2022
U.S. Treasuries	$82,102	$(1,396)	$117,347	$(14,641)	$199,449	$(16,037)
U.S. government-sponsored enterprises	—	—	—	—	—	—
Municipal	1,452	(207)	6,560	(2,596)	8,012	(2,803)
Corporate	—	—	4,600	(400)	4,600	(400)
Asset-backed securities	6,156	(237)	1,555	(22)	7,711	(259)
Mortgage-backed securities	22,067	(1,884)	10,642	(1,033)	32,709	(2,917)
Total	$111,777	$(3,724)	$140,704	$(18,692)	$252,481	$(22,416)
At March 31, 2023, there were sixteen treasury securities, eight municipal securities, five corporate securities, three asset-backed securities, and seven mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2022 there were sixteen treasury securities, seven municipal securities, five corporate securities, one asset-backed security, and three mortgage-backed securities that had been in an unrealized loss position for greater than twelve

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities (continued)
months. Management believes that all unrealized losses at March 31, 2023 and December 31, 2022 resulted from temporary changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value. Pledged securities totaled $150.0 million at March 31, 2023 and $0 at December 31, 2022.
Contractual maturities of U.S. government and government-sponsored agencies, asset-backed, municipal, corporate and mortgage-backed securities at March 31, 2023 and December 31, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	March 31, 2023		December 31, 2022
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$73,951	$73,093	$53,739	$53,204
Over one to five years	78,098	73,088	88,165	82,538
Over five to ten years	69,004	61,248	79,090	68,805
Over ten years	10,304	7,905	10,307	7,514
Asset-backed securities(1)	7,708	7,494	7,970	7,711
Mortgage-backed securities(1)	35,377	32,934	35,626	32,709
Total	$274,442	$255,762	$274,897	$252,481
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - SBA-PPP Loans Receivable

SBA-PPP gross loans receivable totaled $2.1 million at March 31, 2023, and $2.2 million at December 31, 2022, and were all rated as pass credits and were not past due, nonaccrual, TDR, or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $31 thousand at March 31, 2023 and December 31, 2022. SBA-PPP loans generated income of $8 thousand for the three months ended March 31, 2023 and $2.1 million for the three months ended March 31, 2022, of which, earned fees, primarily on loans forgiven by the SBA, represented $2 thousand and $1.9 million of the income, respectively.
Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans receivable as are as follows:

Portfolio Loan Categories
	March 31, 2023		December 31, 2022
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$545,899	31%	$484,735	28%
Commercial	660,218	37%	664,551	38%
Construction	251,494	14%	238,099	14%
Commercial and Industrial	221,258	12%	220,221	13%
Credit card	112,860	6%	128,434	7%
Other consumer	1,578	—%	1,179	—%
Portfolio loans receivable, gross	1,793,307	100%	1,737,219	100%
Deferred origination fees, net	(7,198)		(8,627)
Allowance for credit losses	(26,216)		(26,385)
Portfolio loans receivable, net	$1,759,893		$1,702,207
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of March 31, 2023, there were approximately $377.4 million of owner-occupied commercial real estate loans, representing approximately 21.0% of the loan portfolio. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders, primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties, although exceptions are sometimes made. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored to enforce the original underwriting guidelines for construction milestones and completion timelines.
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
Credit Cards. Through the OpenSky® credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $89.1 million and $109.4 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of March 31, 2023 and December 31, 2022, respectively. Unsecured balances were $25.8 million and $26.8 million, respectively, for the same periods.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Loans acquired through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related ACL. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and the net present value of cash flows expected. Discounts on loans that were not considered impaired at acquisition were recorded as an accretable discount, which will be recognized in interest income over the terms of the related loans. For loans considered to be impaired at acquisition, the difference between the contractually required

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
payments and expected cash flows are recorded as a non-accretable discount. The remaining non-accretable discount on loans acquired was $285 thousand as of March 31, 2023 and December 31, 2022. Loans with non-accretable discounts had carrying values of $769 thousand and $781 thousand as of March 31, 2023 and December 31, 2022, respectively. There were no loans purchased with credit deterioration during the three months ended March 31, 2023.
The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the three months ended March 31, 2023 and March 31, 2022.

	Beginning Balance, Prior to Adoption of the CECL Standard	Impact of Adopting the CECL Standard	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
(in thousands)
Three Months Ended March 31, 2023
Real estate:
Residential	$5,481	$(1,198)	$1,125	$—	$—	$5,408
Commercial	8,098	3,941	(2,165)	—	—	9,874
Construction	3,782	(1,973)	(56)	—	—	1,753
Commercial and Industrial	2,935	1,073	940	(943)	10	4,015
Credit card	6,078	(1,045)	1,818	(1,702)	2	5,151
Other consumer	11	6	(2)	—	—	15
Total	$26,385	$804	$1,660	$(2,645)	$12	$26,216

(in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended March 31, 2022
Real estate:
Residential	$5,612	$220	$—	$—	$5,832
Commercial	8,566	152	—	—	8,718
Construction	4,699	(92)	—	—	4,607
Commercial and Industrial	2,637	(287)	—	—	2,350
Credit card	3,655	961	(899)	18	3,735
Other consumer	12	(2)	—	—	10
Total	$25,181	$952	$(899)	$18	$25,252

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
As mentioned in Note 1, the ACL is believed to adequately provide for expected credit losses on existing loans. A major consideration in the determination of the allowance for credit loss on the credit card portfolio is based on historical loss experience in that portfolio. The Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured, and unsecured.
The following tables present, by class and reserving methodology, the allocation of the ACL and the gross investment in loans. The ACL consists of specific and general components. The specific component relates to loans that are individually assessed for expected credit losses. The general component covers loans collectively assessed as they represent loans with similar risk characteristics.

(in thousands)	Allowance for Credit Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
March 31, 2023	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$234	$5,174	$12,482	$533,417
Commercial	—	9,874	592	659,626
Construction	—	1,753	2,802	248,692
Commercial and Industrial	21	3,994	404	220,854
Credit card	—	5,151	—	112,860
Other consumer	—	15	—	1,578
Total	$255	$25,961	$16,280	$1,777,027

December 31, 2022
Real estate:
Residential	$—	$5,481	$4,288	$480,447
Commercial	—	8,098	1,563	662,988
Construction	—	3,782	2,837	235,262
Commercial and Industrial	372	2,563	705	219,516
Credit card	—	6,078	—	128,434
Other consumer	—	11	—	1,179
Total	$372	$26,013	$9,393	$1,727,826

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of March 31, 2023 and December 31, 2022 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
March 31, 2023
Real estate:
Residential	$232	$634	$11,523	$12,389	$533,510	$545,899	$—	$12,482
Commercial	—	586	6	592	659,626	660,218	—	592
Construction	969	—	2,802	3,771	247,723	251,494	—	2,802
Commercial and Industrial	642	364	404	1,410	219,848	221,258	—	404
Credit card	11,487	—	—	11,487	101,373	112,860	—	—
Other consumer	—	—	—	—	1,578	1,578	—	—
Total	$13,330	$1,584	$14,735	$29,649	$1,763,658	$1,793,307	$—	$16,280

		Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2022
Real estate:
Residential		$146	$4,284	$4,430	$480,305	$484,735	$—	$4,288
Commercial		—	1,563	1,563	662,988	664,551	—	1,563
Construction		1,804	2,837	4,641	233,458	238,099	—	2,837
Commercial and Industrial		503	569	1,072	219,149	220,221	—	705
Credit card		15,928	363	16,291	112,143	128,434	363	—
Other consumer		—	—	—	1,179	1,179	—	—
Total		$18,381	$9,616	$27,997	$1,709,222	$1,737,219	$363	$9,393
There were $1.2 million and $1.3 million of loans secured by one-to-four family residential properties in the process of foreclosure as of March 31, 2023 and December 31, 2022, respectively.
The following presents the nonaccrual loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans	Total Nonaccrual Loans
(in thousands)

Real estate:
Residential	$12,248	$234	$12,482	$39	$4,288
Commercial	592	—	592	30	1,563
Construction	2,802	—	2,802	36	2,837
Commercial and Industrial	383	21	404	3	705
Total	$16,025	$255	$16,280	$108	$9,393
As of March 31, 2023, collateral dependent loans individually evaluated for credit deterioration totaled $15.9 million in recorded investment, of which $12.3 million was represented by the residential real estate portfolio segment, $2.7 million was represented by the construction real estate portfolio segment,

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
$592 thousand was represented by the commercial real estate portfolio segment, and $325 thousand was represented by the commercial and industrial portfolio segment. Of these loans, a specific reserve of $7 thousand was assessed for commercial and industrial loans.
Prior to the adoption of the CECL standard, loans were considered impaired when, based on current information, management believed the Company would not collect all principal and interest payments according to contractual terms. Generally, loans were reviewed for impairment when the risk grade for a loan was downgraded to a classified asset category. For loans that were classified as impaired, an allowance was established when the collateral value, if the loan was collateral dependent, or the discounted cash flows of the impaired loan was lower than the carrying value of the loan. Loans were generally charged-off in part or in full when management determined the loan to be uncollectible.
Impaired portfolio loans for the period ended December 31, 2022 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment Year to Date	Interest Recognized Year to Date
(in thousands)
December 31, 2022

Real estate:
Residential	$4,476	$4,288	$—	$4,288	$—	$4,629	$149
Commercial	1,647	1,563	—	1,563	—	1,656	52
Construction	2,939	2,837	—	2,837	—	2,938	75
Commercial and Industrial	899	247	458	705	372	1,199	77
Total	$9,961	$8,935	$458	$9,393	$372	$10,422	$353
Credit quality indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grade of loans, the level of classified loans, net charge-offs, nonperforming loans, and general economic conditions in the Company’s market. From a credit risk standpoint the Company utilizes a risk grading matrix to assign a risk grade to each of its loans. The classifications of loans reflect a judgment about the risk of expected credit loss associated with each loan. Credit quality indicators are reviewed and adjusted regularly to account for the degree of risk and expected credit loss that the Company believes to be appropriate for each financial asset.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
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
The following table presents the balances of classified loans based on the most recent credit quality indicator analysis. Classified loans include Special Mention, Substandard and Doubtful loans. Pass classified loans include loans graded exceptional, very good, good, satisfactory, and pass/watch. Credit card loans are ungraded as they are not individually graded:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

March 31, 2023	Term Loans by Origination Year
(in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Total
Residential – Real estate
Pass	$43,158	$89,253	$87,238	$154,886	$56,305	$97,141	$—	$527,981
Special Mention	—	3,739	138	—	—	367	—	4,244
Substandard	26	—	492	—	—	13,156	—	13,674
Doubtful	—	—	—	—	—	—	—	—
Total	43,184	92,992	87,868	154,886	56,305	110,664	—	545,899
Commercial – Real estate
Pass	98,157	71,465	170,222	184,023	9,111	123,278	—	656,256
Special Mention	811	—	—	1,540	—	1,019	—	3,370
Substandard	586	—	—	—	—	6	—	592
Doubtful	—	—	—	—	—	—	—	—
Total	99,554	71,465	170,222	185,563	9,111	124,303	—	660,218
Construction – Real estate
Pass	10,899	33,745	79,529	84,783	35,828	3,892	—	248,676
Special Mention	—	—	—	—	—	—	—	—
Substandard	597	777	—	—	—	1,444	—	2,818
Doubtful	—	—	—	—	—	—	—	—
Total	11,496	34,522	79,529	84,783	35,828	5,336	—	251,494
Commercial and Industrial
Pass	20,290	11,504	32,645	87,834	14,138	31,926	—	198,337
Special Mention	987	2,489	18,031	—	—	387	—	21,894
Substandard	50	—	—	175	—	802	—	1,027
Doubtful	—	—	—	—	—	—	—	—
Total	21,327	13,993	50,676	88,009	14,138	33,115	—	221,258
Other consumer
Pass	—	196	389	341	29	623	—	1,578
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	196	389	341	29	623	—	1,578
Credit card
Ungraded	—	—	—	—	—	—	112,860	112,860
Portfolio loans receivable, gross	$175,561	$213,168	$388,684	$513,582	$115,411	$274,041	$112,860	$1,793,307

March 31, 2023
(in thousands)	2019	2020	2021	2022	2023	Prior	Revolving	Total
Charge-offs
Commercial and Industrial	$943	$—	$—	$—	$—	$—	$—	$943
Credit card	—	—	—	—	—	—	1,702	1,702
Total	$943	$—	$—	$—	$—	$—	$1,702	$2,645

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
The following table presents the balances of classified loans based on credit quality indicator as of December 31, 2022:

(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Ungraded(2)	Total
December 31, 2022
Real estate:
Residential	$469,304	$9,966	$5,465	$—	$—	$484,735
Commercial	657,411	5,577	1,563	—	—	664,551
Construction	235,262	—	2,837	—	—	238,099
Commercial and Industrial	196,381	22,469	1,371	—	—	220,221
Credit card	—	—	—	—	128,434	128,434
Other consumer	1,179	—	—	—	—	1,179
Portfolio loans receivable, gross	$1,559,537	$38,012	$11,236	$—	$128,434	$1,737,219
________________________
(1)     Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch, in addition to credit cards and consumer credits that are not individually graded.
(2) Credit card loans are not individually graded.
Effective January 1, 2023, the Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. From time to time, the Company may elect to modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. These modifications typically include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Under ASU 2022-02, modifications to a loan for a borrower experiencing financial difficulty that have occurred in the current reporting period, are disclosed along with the impact of the modifications. During the three months ended March 31, 2023 the Company did not have any modifications.
Prior to adoption of ASU 2022-02, the Company classified modified loans as troubled debt restructurings (“TDRs”) in accordance with ASC Subtopic 310. As of December 31, 2022, the Company held one defaulted TDR, with respect to which the Company had a recorded investment of $288 thousand classified as nonperforming.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Outstanding loan commitments were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Unused lines of credit
Real Estate:
Residential	$20,413	$14,336
Residential - Home Equity	42,830	43,128
Commercial	30,360	36,609
Construction	96,533	93,913
Commercial and Industrial	44,548	45,747
Credit card(1)	128,277	111,227
Other consumer	283	102
Total	$363,244	$345,062

Letters of credit	$5,105	$5,105

________________________
(1)     Outstanding loan commitments in the credit card portfolio include $145.3 million and $106.9 million in secured and partially secured balances as of March 31, 2023 and December 31, 2022, respectively.
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
The Company's maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments and lines of credit are generally made on the same terms, including with regard to collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments. The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Balance at beginning of period, prior to adoption of the CECL standard	$1,682	$1,736
Impact of adopting the CECL standard	(775)	—
Reversal of reserve for unfunded commitments	(19)	(150)
Balance at end of period	$888	$1,586
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Balance at beginning of period	$1,174	$1,164
Provision for mortgage loan put-back reserve	5	—
Balance at end of period	$1,179	$1,164

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 6 - Derivative Financial Instruments
As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and customers have locked into that interest rate. The Company then locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (Best Efforts). Certain loans under rate lock commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Interest rate lock commitments and commitments to deliver loans to investors are considered to be derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments by estimating the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded.
The following table reports the commitment and fair value amounts on the outstanding derivatives:

(in thousands)	March 31, 2023	December 31, 2022
Notional amount of open forward sales agreements	$—	$1,750
Fair value of open forward delivery sales agreements	—	9
Notional amount of interest rate lock commitments	—	626
Fair value of interest rate lock commitments	—	1
Note 7 - Leases
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. The Company leases four of its full service branches and three other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been designated as operating leases. The Company does not have leases designated as finance leases.
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 3.54% at March 31, 2023 and 1.94% at December 31, 2022. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Leases (continued)
As of March 31, 2023, the Company’s net lease ROU assets and related lease liabilities were $3.9 million and $4.1 million, respectively, compared to December 31, 2022 balances of $2.1 million of ROU assets and $2.4 million of lease liabilities, and have remaining terms ranging from one to six years, including extension options that the Company is reasonably certain will be exercised. As of March 31, 2023, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022
Lease Right of Use Asset:
Lease asset	$7,208	$5,171
Less: Accumulated amortization	(3,340)	(3,074)
Net lease asset	$3,868	$2,097

Lease Liability:
Lease liability	$7,357	5,327
Less: Accumulated amortization	(3,260)	(2,968)
Net lease liability	$4,097	$2,359
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	March 31, 2023
Amounts due in:
2023	940
2024	954
2025	505
2026	508
2027 and thereafter	1,844
Total future lease payments	4,751
Discount of cash flows	(654)
Present value of net future lease payments	$4,097
Note 8 - Fair Value
Generally accepted accounting principles define fair value, establish a framework for measuring fair value, recommend disclosures about fair value, and establish a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:
Level 1 - Inputs to the valuation method are quoted prices (unadjusted) for identical assets or liabilities in active markets. This also includes certain U.S. Treasury and other U.S. Government and government agency securities actively traded in over-the-counter markets;
Level 2 - Inputs to the valuation method include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
The Company has categorized its financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 as follows:

(in thousands)
March 31, 2023	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. Treasuries	$202,317	$202,317	$—	$—
Municipal	8,400	—	8,400	—
Corporate	4,617	—	4,617	—
Asset-backed securities	7,494	—	7,494	—
Mortgage-backed securities	32,934	—	32,934	—
Total	$255,762	$202,317	$53,445	$—
Loans held for sale	$9,620	$—	$9,620	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—

December 31, 2022
Investment securities available for sale
U.S. Treasuries	$199,449	$199,449	$—	$—
Municipal	8,012	—	8,012	—
Corporate	4,600	—	4,600	—
Asset-backed securities	7,711	—	7,711	—
Mortgage-backed securities	32,709	—	32,709	—
Total	$252,481	$199,449	$53,032	$—
Loans held for sale	$7,416	$—	$7,416	$—
Derivative assets	$10	$—	$10	$—
Derivative liabilities	$—	$—	$—	$—

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	March 31, 2023	December 31, 2022
Aggregate fair value	$9,620	$7,416
Contractual principal	8,685	6,808
Difference	$935	$608
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of March 31, 2023 and December 31, 2022, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2023 and December 31, 2022, the fair values consist of loan receivables of $16.3 million and $9.4 million, with specific reserves of $255 thousand and $372 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of March 31, 2023 and December 31, 2022, there was no foreclosed real estate held by the Company.
The Company has categorized its impaired loans as follows:

Fair Value of Impaired Loans
(in thousands)	March 31, 2023	December 31, 2022
Individually assessed and impaired loans
Level 3 inputs	16,050	9,021
Total	$16,050	9,021

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2023 and December 31, 2022:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs

Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 25%
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
The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.
For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.
The fair value of cash and cash equivalents and investments in restricted stocks is the carrying amount. Restricted investments includes equity of the Federal Reserve and other banker’s banks.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$14,477	$14,477	$19,963	$19,963
Interest-bearing deposits at other financial institutions	125,448	125,448	39,764	39,764
Federal funds sold	462	462	20,688	20,688
Level 3
Portfolio loans receivable, net (1)	$1,761,930	$1,740,090	$1,704,370	$1,659,283
Restricted investments	4,215	4,215	7,362	7,362

Financial liabilities
Level 1
Noninterest-bearing deposits	$705,801	$705,801	$674,313	$674,313
Level 3
Interest-bearing deposits	$1,238,573	$1,246,089	$1,083,759	$1,090,553
FHLB advances and other borrowed funds	44,062	41,572	119,062	116,544
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at March 31, 2023 and March 31, 2022.

For the Three Months Ended March 31, 2023
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$26,300	$77	$16,130	$978	$(69)	$43,416
Interest expense	8,739	30	—	229	(69)	8,929
Net interest income	17,561	47	16,130	749	—	34,487
Provision (release of provision) for credit losses	(161)	—	1,821		—	1,660
Net interest income after provision	17,722	47	14,309	749	—	32,827
Noninterest income	489	1,327	4,210	—	—	6,026
Noninterest expense(1)	14,980	1,581	9,450	192	—	26,203
Net income (loss) before taxes	$3,231	$(207)	$9,069	$557	$—	$12,650

Total assets	$2,074,634	$10,193	$106,761	$257,048	$(203,350)	$2,245,286

For the Three Months Ended March 31, 2022
Interest income	$18,499	$111	$14,940	$889	$(37)	$34,402
Interest expense	853	81	—	174	(37)	1,071
Net interest income	17,646	30	14,940	715	—	33,331
Provision for credit losses	—	—	952	—	—	952
Net interest income after provision	17,646	30	13,988	715	—	32,379
Noninterest income	557	1,807	5,924	—	—	8,288
Noninterest expense(1)	12,063	2,099	12,882	58	—	27,102
Net income before taxes	$6,140	$(262)	$7,030	$657	$—	$13,565

Total assets	$1,938,326	$17,630	$122,756	$222,167	$(178,426)	$2,122,453
________________________
(1)     Noninterest expense includes $5.9 million and $7.6 million in data processing expense in OpenSky’s® segment for the three months ended March 31, 2023 and 2022, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q and oral statements made from time-to-time by our representatives contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties relating to our operations and the business environment in which we operate, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, expectations, beliefs, projections, anticipated events or trends, growth prospects, financial performance, and similar expressions concerning matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “potential,” “opportunity,” “intend,” “endeavor,” “plan,” “estimate,” “forecast,” “could,” “project,” “seek,” “should,” “will,” or “would,” or the negative of these words and phrases or similar words and phrases.
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
•recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
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
•adequacy of reserves, including our allowance for credit losses;
•deterioration of our asset quality;
•risks associated with our residential mortgage banking business;

•risks associated with our OpenSky® credit card division, including compliance with applicable consumer finance and fraud prevention regulations;
•results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets;
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
•climate change, including the enhanced regulatory, compliance, credit and reputational risks and costs; and
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions or expectations were incorrect, our business, financial condition, liquidity and/or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and those referenced herein and in other reports on file with the SEC.
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
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as deemed necessary. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.
The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s 2022 Form 10-K.
The critical accounting and reporting policies include the Company’s accounting for the ACL. The Company provides additional information on its ACL in Note 1 “Significant Accounting Policies” within Part I, Item 1 of this Quarterly Report.
Overview
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in Washington D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland and received its charter in 1999 and began operations in 1999. We serve businesses, not-for-profit associations and entrepreneurs throughout the Washington, D.C. and Baltimore, Maryland metropolitan areas through four commercial bank branches, one mortgage office, and two loan production offices.
The Company currently operates three divisions: Commercial Banking, Capital Bank Home Loans, and OpenSky®. The Company reports its activities in four business segments: commercial banking; mortgage lending; credit cards; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and conform to general practices within the banking industry.
Our Commercial Banking division accounts for the majority of the Bank’s total assets. Our commercial bankers endeavor to provide quality service, customized solutions and tailored advice to commercial clients in our operating markets, primarily in the Washington, D.C. and Baltimore metropolitan areas.
Our Capital Bank Home Loan (“CBHL”) division originates conventional and government-guaranteed residential mortgage loans on a nationwide basis primarily for sale into the secondary market and, in certain circumstances, for the Bank’s loan portfolio.
Our OpenSky® division provides secured, partially secured and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky® cards operate on a digital and mobile enabled platform with almost all marketing and application procedures conducted through website and mobile applications. For the secured credit card, a deposit equal to the full credit limit of the card is made, upon account opening, into a noninterest-bearing demand account with the Bank and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), OpenSky® also offers certain existing customers an unsecured line supplementary to their secured line of credit.
Capital
As of March 31, 2023, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure our level of capital remains strong.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands)
Interest income	$43,416	$34,402	26.2%
Interest expense	8,929	1,071	733.7%
Net interest income	34,487	33,331	3.5%
Provision for credit losses	1,660	952	74.4%
Net interest income after provision	32,827	32,379	1.4%
Noninterest income	6,026	8,288	(27.3)%
Noninterest expenses	26,203	27,102	(3.3)%
Net income before income taxes	12,650	13,565	(6.7)%
Income tax expense	2,915	3,354	(13.1)%
Net income	$9,735	$10,211	(4.7)%
Net income for the three months ended March 31, 2023 was $9.7 million, compared to net income of $10.2 million for the same period in 2022, a 4.7% decrease. Net interest income increased $1.2 million, or 3.5%, to $34.5 million when comparing the three months ended March 31, 2023 to the three months ended March 31, 2022, primarily due to higher yields on portfolio loans offset by significant increases in the cost of funding. For the quarter ended March 31, 2023, noninterest income was $6.0 million, a decrease of $2.3 million, or 27.3%, from $8.3 million in the prior year quarter. Credit card fees declined by $1.7 million as the number of active customer accounts declined year over year, which resulted in lower interchange and other income recognized compared to the prior year quarter. The significant increases in market interest rates have negatively impacted home loan sales and home loan refinances, which resulted in a $634 thousand decrease in mortgage banking revenue compared to the three months ended March 31, 2022.
Noninterest expense was $26.2 million for the three months ended March 31, 2023, as compared to $27.1 million for the three months ended March 31, 2022, a decrease of $899 thousand, or 3.3%. The decrease was primarily driven by lower data processing expenses and advertising expenses of $1.7 million and $1.1 million, respectively, attributable to data processing contract renegotiations completed during the three months ended March 31, 2022 and lower marketing costs for the OpenSky® and Commercial Bank segments, offset by increases in salaries and employee benefits of $2.2 million, or 21.8%.
Net Interest Income and Net Margin Analysis
Net interest income is the difference between interest income on interest earning assets and the cost of funds supporting those assets. Interest earning assets are composed primarily of loans, loans held for sale, investment securities, and interest-bearing deposits with banks. The cost of funds represents interest expense on deposits and borrowings, which consist of federal funds purchased, advances from the FHLB, and subordinated notes. Noninterest-bearing deposits and capital also provide sources of funding.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three months ended March 31, 2023 and 2022. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$62,566	$615	3.99%	$197,720	$101	0.21%
Federal funds sold	2,054	18	3.62	4,658	1	0.09
Investment securities	274,685	1,377	2.03	180,567	370	0.83
Restricted investments	7,346	130	7.17	3,766	41	4.42
Loans held for sale	4,695	77	6.65	13,500	111	3.33
SBA-PPP loans receivable	2,099	8	1.50	83,264	2,066	10.06
Portfolio loans receivable(2)	1,750,539	41,191	9.54	1,506,902	31,712	8.53
Total interest earning assets	2,103,984	43,416	8.37	1,990,377	34,402	7.01
Noninterest earning assets	40,265			66,824
Total assets	$2,144,249			$2,057,201

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$186,184	$70	0.15%	$293,979	$37	0.05%
Savings	6,502	1	0.05	8,274	1	0.05
Money market accounts	604,864	4,587	3.08	539,264	301	0.23
Time deposits	319,449	3,096	3.93	170,748	545	1.29
Borrowed funds	118,379	1,175	4.02	34,062	187	2.23
Total interest-bearing liabilities	1,235,378	8,929	2.93	1,046,327	1,071	0.42
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	22,355			24,156
Noninterest-bearing deposits	654,025			782,747
Stockholders’ equity	232,491			203,971
Total liabilities and stockholders’ equity	$2,144,249			$2,057,201

Net interest spread			5.44%			6.59%
Net interest income		$34,487			$33,331
Net interest margin (3)			6.65%			6.79%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended March 31, 2023 and 2022, SBA-PPP loans and credit card loans collectively accounted for 283 and 297 basis points of the reported net interest margin, respectively.

The net interest margin decreased 14 basis points to 6.65% for the three months ended March 31, 2023 from the same period in 2022 as the increase in the costs of deposits and borrowed funds outpaced the increase in portfolio loan yields, including credit cards. Net interest margin, excluding credit card and SBA-PPP loans remained flat at 3.81% for the first quarter of 2023 compared to 3.82% for the same period in 2022. For the three months ended March 31, 2023, average interest earning assets increased $113.6 million, or 5.7%, to $2.1 billion as compared to the same period in 2022, and the average yield on interest earning assets increased 136 basis points. Compared to the same period in the prior year, average interest-bearing liabilities increased $189.1 million, or 18.1%, while the average cost of interest-bearing liabilities increased 251 basis points to 2.93% from 0.42%.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31, 2023
	Compared to
	March 31, 2022
	Change Due To		Interest Variance
(in thousands)	Volume	Rate
Interest Income:
Interest-bearing deposits	$(1,329)	$1,843	$514
Federal funds sold	(23)	40	17
Investment securities	450	557	1,007
Restricted stock	63	26	89
Loans held for sale	(144)	110	(34)
SBA-PPP loans	(300)	(1,758)	(2,058)
Portfolio loans excluding credit card loans	3,923	4,235	8,158
Credit card loans	(1,238)	2,559	1,321
Total interest income	1,402	7,612	9,014

Interest Expense:
Interest-bearing demand accounts	(40)	73	33
Savings	—	—	—
Money market accounts	497	3,789	4,286
Time deposits	1,441	1,110	2,551
Borrowed funds	836	152	988
Total interest expense	2,734	5,124	7,858
Net interest income	$(1,332)	$2,488	$1,156

When comparing the three months ended March 31, 2023 to the same period in 2022, the greatest positive impact to total interest income was the increased market interest rates affecting some interest earning assets. The year-over-year rate change on SBA-PPP loans is a result of the change in the magnitude of loans forgiven by the SBA in each period. During the three months ended March 31, 2022, $40.2 million of SBA-PPP loans were forgiven by the SBA which accelerated the recognition of $1.8 million of deferred fee income. In comparison, during the three months ended March 31, 2023, $130 thousand of SBA-PPP loan principal was forgiven and $2 thousand of income was recognized. The loan portfolio continued to experience growth through the three months ended March 31, 2023, which contributed an additional $8.2 million in interest income. On a stand alone basis, the credit card portfolio contributed an additional increase of $1.3 million when comparing the three months ended March 31, 2023 to the three months ended March 31, 2022, despite a decrease in active customer accounts and corresponding credit card loan balances, due to rising interest rates and late charges which impacted the rate calculation.
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. The amount for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses, forecasted cash flows, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. For a description of the factors taken into account by our management in determining the ACL, see Note 1 to the Consolidated Financial Statements.
For the three months ended March 31, 2023, the provision for credit losses was $1.7 million, an increase of $708 thousand from the prior year to date period primarily due to portfolio loan growth and an increase in credit card losses. Net charge-offs for the three months ended March 31, 2023 were $2.6 million, or 0.61% of average portfolio loans on an annualized basis, compared to $881 thousand, or 0.24% of average portfolio loans on an annualized basis, for the same period in 2022.
Although the majority of OpenSky® credit cards are secured, losses may occur due to fraud, when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Identity fraud, payment fraud and funding fraud can result in losses. Customers can exceed established credit limits as a consequence of certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas stations and hotel deposits. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments. The majority of the $2.6 million in net charge-offs during the three months ended March 31, 2023 was related to the credit card portfolio with $1.1 million related to partially secured cards and $563 thousand related to unsecured cards. In addition, charge-offs of commercial real estate loans amounted to $943 thousand during the same period.
The ACL as a percent of portfolio loans was 1.47% at March 31, 2023. The ACL at December 31, 2022, prior to the adoption of CECL, represented 1.53% of portfolio loans. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary management objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at March 31, 2023 in “Financial Condition - Allowance for Credit Losses.”
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

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$229	$163	40.5%
Credit card fees	4,210	5,924	(28.9)
Mortgage banking revenue	1,155	1,790	(35.5)
Other income	432	411	5.1
Total noninterest income	$6,026	$8,288	(27.3)%
For the three months ended March 31, 2023, OpenSky's® credit card accounts decreased by 7 thousand, net, compared to a 30 thousand, net decrease for the same period in 2022. Aggressive marketing and product strategies by competitors offering unsecured subprime credit cards has adversely impacted our ability to maintain and grow the number of active OpenSky® accounts. The net decrease in active accounts adversely impacted noninterest income and contributed to decreased credit card fees, representing lower interchange and other fees of $1.7 million during the three months ended March 31, 2023 when compared to the same period in 2022.
The Bank’s Capital Bank Home Loan division experienced a decline of 63.5% in mortgage originations during the three months ended March 31, 2023 when compared to the year earlier. A rising interest rate environment continues to dampen home loan sales and home loan refinances which resulted in origination volumes decreasing $70.1 million, to $40.3 million, in the first quarter of 2023, when compared to $110.4 million in the first quarter of 2022. Gain on sale margins increased from 2.77% for the three months ended March 31, 2022, to 3.02% for the three months ended March 31, 2023. Historically-low housing inventory, shortages in new home building materials, and increasing interest rates are likely to continue suppressing origination volumes.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $1.2 million at March 31, 2023 and December 31, 2022. The Bank did not repurchase any loans during the three months ended March 31, 2023 or the three months ended March 31, 2022. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
Noninterest Expense
Generally, noninterest expense is comprised of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services, with the largest component being salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees, advertising expenses, loan processing expenses and other general and administrative expenses, including FDIC assessments, communications, travel, meals, training, supplies and postage.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2023	2022	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$12,554	10,310	21.8%
Occupancy and equipment	1,213	1,026	18.2
Professional services	2,374	2,321	2.3
Data processing	6,530	8,276	(21.1)
Advertising	517	1,639	(68.5)
Loan processing	349	392	(11.0)
Other real estate expense, net	6	—	100.0
Other operating	2,660	3,138	(15.2)
Total noninterest expense	$26,203	$27,102	(3.3)
Noninterest expense was $26.2 million for the three months ended March 31, 2023, as compared to $27.1 million for the three months ended March 31, 2022, a decrease of $0.9 million, or 3.3%. Data processing expenses decreased $1.7 million, which was attributable to data processing contract renegotiations completed in the first quarter of 2022. Advertising expenses declined $1.1 million due to lower marketing costs for the OpenSky® and Commercial Bank segments during the three months ended March 31, 2023, while salaries and employee benefits increased by $2.2 million, or 21.8%, due in part to growth in headcount in the Commercial Bank segment during the three months ended March 31, 2023.
Income Tax Expense
The amount of income tax expense we incur is influenced by our pre-tax income and our nondeductible expenses. Deferred tax assets and liabilities are reflected at enacted tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $2.9 million for the three months ended March 31, 2023 compared to $3.4 million for the same period of 2022. Our effective tax rates decreased from 24.7% to 23.0% primarily attributable to the application of differing state income tax rates.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	March 31,
(in thousands)	2023	2022	$ Change	% Change
Total assets	$2,245,286	$2,122,453	$122,833	5.8%
Investment securities available for sale	255,762	172,712	83,050	48.1
Portfolio loans receivable, net of deferred fees and costs	1,786,109	1,526,256	259,853	17.0
Total deposits	1,944,374	1,862,722	81,652	4.4
Borrowings	44,062	34,062	10,000	29.4
Total stockholders’ equity	234,517	201,492	33,025	16.4
Equity to total assets at end of period	10.4%	9.5%		9.5
Average number of basic shares outstanding	14,159	13,989		1.2
Average number of diluted shares outstanding	14,272	14,339		(0.5)
Total assets at March 31, 2023 increased $122.8 million from the balance at March 31, 2022. Net portfolio loans, which exclude mortgage loans held for sale and SBA-PPP loans, totaled $1.8 billion as of March 31, 2023, an increase of $259.9 million, or 17.0%, from $1.5 billion at March 31, 2022. Increases in portfolio loans receivable were offset by decreases in SBA-PPP loans of $49.0 million as well as a reduction in the loans held for sale portfolio of $7.4 million when comparing the period end balances at March 31, 2023 to March 31, 2022.
Investment Securities
The Company uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held to maturity or available for sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available for sale and carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. As of March 31, 2023, all securities were classified as available for sale.
To supplement interest income earned on our loan portfolio, the Company invests in high-quality mortgage-backed securities, government agency bonds, asset-backed securities and high-quality municipal and corporate bonds.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at March 31, 2023 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the book value of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
March 31, 2023	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$73,951	4.40%	$78,098	2.14%	$63,496	2.09%	$—	—%	$215,545	$202,317	2.90%
Municipal	—	—	—	—	508	2.54	10,304	1.91	10,812	8,400	1.94
Corporate bonds	—	—	—	—	5,000	4.31	—	—	5,000	4,617	4.31
Asset-backed securities	—	—	—	—	—	—	7,708	3.12	7,708	7,494	3.12
Mortgage-backed securities	—	—	—	—	—	—	35,377	3.55	35,377	32,934	3.55
Total	$73,951	4.40%	$78,098	2.14%	$69,004	2.25%	$53,389	3.17%	$274,442	$255,762	2.98%
Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consist of loans secured by real estate as well as commercial business loans, credit card loans, substantially all of which are secured by corresponding deposits at the Bank and, to a limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied commercial real estate loans, residential construction loans and commercial business and investment loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our credit card portfolio supplements our traditional lending products with enhanced yields. Our lending activities, outside of credit cards, are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas. Refer to Note 5 to Unaudited Consolidated Financial Statements for additional discussion of each major classification of portfolio loans receivable.
The repayment of loans is a source of additional liquidity for the Company. The following table details contractual maturities of our portfolio loans, along with an analysis of loans maturing after one year categorized by rate characteristic. Loans with adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments.

	As of March 31, 2023
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$124,963	$187,071	$114,097	$119,768	$545,899
Commercial	96,190	294,140	266,671	3,217	660,218
Construction	208,879	35,538	7,077	—	251,494
Commercial and industrial	72,215	72,999	65,531	10,513	221,258
Credit card	112,860	—	—	—	112,860
Other consumer	665	441	472	—	1,578
Total portfolio loans, gross	$615,772	$590,189	$453,848	$133,498	$1,793,307

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$229,342	$191,594	$420,936
Commercial			378,965	185,064	564,029
Construction			10,236	32,380	42,616
Commercial and industrial			104,537	44,506	149,043
Other consumer			875	38	913
Total portfolio loans, gross			$723,955	$453,582	$1,177,537
In addition to the portfolio loans shown above, gross SBA-PPP loans receivable, which totaled $2.1 million at March 31, 2023, mature in the one to five year time-frame and carry a fixed rate of interest.
Nonperforming Assets
Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When the interest accrual is discontinued, all unpaid accrued interest is reversed from income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured.
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, client bankruptcy and lack of assets, and/or collateral deficiencies. Consumer credit card balances are moved into the charge off queue after they become more than 90 days past due and are charged off not later than 120 days after they become past due. Otherwise, loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection.
The Company believes its approach to lending and the management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. The Company has established underwriting guidelines to be followed by our bankers, and routinely monitors our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit.
From a credit risk standpoint, we grade watchlist and problem loans into one of five credit quality indicators: pass/watch, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with each loan. Credit ratings are reviewed regularly and adjusted regularly to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our lending policy requires the routine monitoring of past due reports, daily overdraft reports, monthly maturing loans, monthly risk rating reports and internal loan review reports. The lending and credit management of the Bank meet periodically to review loans rated pass/watch. The focus of each meeting is to identify and promptly determine any necessary required action with this loan population, which consists of loans that, although considered satisfactory and performing to terms, may exhibit special risk features that warrant management’s attention.
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
A special mention loan has potential weaknesses deserving of management’s attention. If uncorrected, such weaknesses may, at a future date, impair the repayment prospects for the asset or in our credit position.
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
At March 31, 2023, the recorded investment in individually assessed loans was $16.2 million, all nonaccrual, and required a specific reserve of $254 thousand. At December 31, 2022, prior to the adoption of CECL, the Company carried a recorded investment in impaired loans of $9.4 million, $458 thousand of which required a specific reserve of $372 thousand. Of the $16.2 million of individually assessed loans at March 31, 2023, $8.2 million related to a well-collateralized multi unit residential real estate loan.
Effective January 1, 2023, the Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The Company may elect to modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. For the three months ended March 31, 2023, there were no modifications to debtors experiencing financial difficulty which would require further disclosure under ASU 2022-02.
Prior to adoption of ASU 2022-02, the Company modified loans as troubled debt restructings (“TDRs”) in accodrance with ASC Subtopic 310. At December 31, 2022, the Company had one loan amounting to $288 thousand that was considered to be a TDR.
Allowance for Credit Losses
As discussed in Note 1 to the Consolidated Financial Statements, we maintain an ACL that represents management’s estimate of expected credit losses and risks inherent in our loan portfolio. The balance of the ACL is based on internally assigned risk classifications of loans, historical loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loss rates.
A major consideration in the determination of the allowance for credit loss on the credit card portfolio is based on historical loss experience in that portfolio. The Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured, and unsecured.
The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans (1)
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Real estate:
Residential	0.99%	1.13%	2.29%	0.88%	43%	128%
Commercial	1.50	1.22	0.09	0.24	1,667	518
Construction	0.70	1.59	1.11	1.19	63	133
Commercial	1.81	1.33	0.18	0.32	994	417
Credit card	4.56	4.73	—	—	—	—
Other consumer	0.95	0.88	—	—	—	—
Total	1.46%	1.53%	0.91%	0.56%	161%	270%
_____________
(1)Allowance calculation excludes SBA-PPP loans.

Total charge-offs for the quarters ended March 31, 2023 and March 31, 2022 were primarily due to credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. Commercial real estate loans experienced charge-offs for the quarter ended March 31, 2023 of $943 thousand. There were no charge-offs for the commercial loan portfolio for the quarter ended March 31, 2022. The following tables present a summary of the net charge-off (recovery) of loans as a percentage of average loans for the periods indicated:

	Three months ended
	March 31, 2023			March 31, 2022
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$—	$508,267	—%	$—	$405,105	—%
Commercial	943	665,310	0.14	—	554,921	—
Construction	—	247,191	—	—	253,937	—
Commercial	(10)	211,399	—	—	167,536	—
Credit card	1,699	115,852	1.47	881	124,923	0.71
Other consumer	—	2,520	—	—	480	—
Total	$2,632	$1,750,539	0.15%	$881	$1,506,902	0.06%
As the loan portfolio and ACL review processes continue to evolve, there may be changes to elements of the allowance and this may influence the overall level of the allowance maintained. Historically, the Bank has enjoyed a high-quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. The maintenance of a high-quality portfolio will continue to be a high priority.

Although we believe we have established our ACL in accordance with GAAP and that the ACL is currently adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio.
The following table shows the allocation of the ACL among loan categories as of the dates indicated. The total allowance is available to absorb losses from any loan category.

	March 31, 2023		December 31, 2022
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,408	20%	$5,481	21%
Commercial	9,874	38	8,098	31%
Construction	1,753	7	3,782	14%
Commercial and Industrial	4,015	15	2,935	11%
Credit card	5,151	20	6,078	23%
Other consumer	15	—	11	—%
Total allowance for credit losses	$26,216	100%	$26,385	100%
_______________
(1)Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.
Total Liabilities
Total liabilities at March 31, 2023 increased $111.1 million from December 31, 2022, primarily driven by an increase to our deposit portfolio as noted below.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of low cost deposits. As of March 31, 2023 and December 31, 2022, our credit card customers accounted for $184.8 million and $187.4 million, or 26.2% and 27.8%, respectively, of our total noninterest-bearing deposit balances.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the For the Three Months Ended March 31, 2023		For the Three Months Ended December 31, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
(in thousands)
Interest-bearing demand accounts	$186,184	0.15%	$218,518	0.11%
Savings	6,502	0.05	8,261	0.05
Money market accounts	604,864	3.08	552,185	2.17
Time deposits	319,449	3.93	177,346	2.91
Total interest-bearing deposits	1,116,999	2.82	956,310	1.86
Noninterest-bearing demand accounts	654,025		735,416
Total deposits	$1,771,024	1.78%	$1,691,726	1.05%
Deposit costs increased 73 basis points during the three months ended March 31, 2023 owing in large part to a series of interest rate increases implemented by the Federal Reserve beginning in early

2022. Average noninterest-bearing deposit balances decreased $127.9 million when compared to December 31, 2022, largely due to the decision by some depositors to move balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts.
The following table presents the maturities of our certificates of deposit as of March 31, 2023.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$5,581	$5,759	$44,150	$57,685	$113,175
Less than $250,000	141,405	9,046	76,458	40,882	267,791
Total	$146,986	$14,805	$120,608	$98,567	$380,966
As of March 31, 2023 and December 31, 2022, based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $844.4 million or 43.43% and $784.6 million or 44.6%, respectively, of the deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Deposits securing our OpenSky® card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of March 31, 2023, these deposits represented 10% and 14% of deposits, respectively. As of December 31, 2022, these concentrations were 11% and 13% of deposits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Despite the uncertain market conditions during the first quarter following the closures of Silicon Valley Bank and Signature bank, our total borrowings decreased during the three months ended March 31, 2023 to $44.1 million from $119.1 million at December 31, 2022 as our deposits increased during the quarter.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2023, approximately $517.5 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $363.3 million. As of March 31, 2023, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2023, we had $32.0 million in outstanding advances and $331.3 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At March 31, 2023, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At March 31, 2023, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month LIBOR plus 1.87%, payable quarterly. As of March 31, 2023, the rate for the Floating Rate Debentures was 6.74%.
On November 30, 2020, the Company issued $10.0 million in subordinated notes due in 2030 (the “Notes”). The Notes have a ten year term and have a fixed rate of 5.00% for the first five years; thereafter, the rate resets quarterly to a benchmark rate, which is expected to be the three-month SOFR, plus 490 basis points. The Notes may be redeemed in part or in whole, upon the occurrence of certain events.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $21.9 million as of March 31, 2023. Certain commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program. We have pledged $150.0 million of U.S. Treasuries securities to the Federal Reserve Bank which gives rise to $150.0 million of borrowing capacity. We maintain these borrowing arrangements to meet liquidity needs pursuant to our contingency funding plan. There were no outstanding balances on these lines at March 31, 2023.
The Company also has available lines of credit of $76.0 million with other correspondent banks at March 31, 2023, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at March 31, 2023.
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
Management has established a risk management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is integrated into our risk management processes. Critical elements of our liquidity risk management include: corporate governance consisting of oversight by the board of directors and active involvement by management; strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are believed to be commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; a diverse mix of existing and potential future funding sources; holding liquid marketable securities that can be used to meet liquidity needs in situations of stress; contingency funding plans that address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes believed to be sufficient to determine the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.
As of March 31, 2023, we had $331.3 million of available borrowing capacity from the FHLB, $21.9 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in

Custody program and available lines of credit of $76.0 million with other correspondent banks. At March 31, 2023, the Company also had $150.0 million available through the Federal Reserve's Bank Term Funding Program (“BTFP’), which provides funding collateralized by designated investment securities. The BTFP was established in March 2023 to make additional funding available to banks to ensure they could meet the needs of depositors and to eliminate the need for banks to sell securities in times of stress. There were no borrowings outstanding under this facility at the end of the current period. Cash and cash equivalents were $140.4 million at March 31, 2023.
Capital Resources
Stockholders’ equity increased $10.5 million for the period ended March 31, 2023 compared to December 31, 2022 largely due to net income of $9.7 million for the three months ended March 31, 2023. Shares repurchased during the three months ended March 31, 2023 as part of the Company’s stock repurchase program totaled 146,937 shares at a weighted average price of $18.48, for a total cost of $2.7 million including commissions.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.84% at March 31, 2023 and 10.22% at December 31, 2022.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "Risks Related to the Regulation of Our Industry” in Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$248,475	11.47%	$86,651	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	248,475	14.90	100,081	6.00	n/a	n/a
Common equity tier 1 capital ratio (to risk-weighted assets)	248,475	14.90	75,061	4.50	n/a	n/a
Total capital ratio (to risk-weighted assets)	269,403	16.15	133,442	8.00	n/a	n/a

The Bank
Tier 1 leverage ratio (to average assets)	$206,551	9.78%	$84,505	4.00%	$105,631	5.00%
Tier 1 capital (to risk-weighted assets)	206,551	12.80	96,820	6.00	129,093	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	206,551	12.80	72,615	4.50	104,888	6.50
Total capital ratio (to risk-weighted assets)	226,802	14.06	129,093	8.00	161,367	10.00

December 31, 2022
The Company
Tier 1 leverage ratio (to average assets)	$242,829	11.24%	$86,442	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	242,829	15.13	96,315	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	240,767	15.00	72,237	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	262,217	16.33	128,421	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$199,846	9.47%	$84,416	4.00%	$105,521	5.00%
Tier 1 capital (to risk-weighted assets)	199,846	12.95	92,574	6.00	123,432	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	199,846	12.95	69,431	4.50	100,289	6.50
Total capital ratio (to risk-weighted assets)	219,234	14.21	123,432	8.00	154,290	10.00
Contractual Obligations
We have contractual obligations to make future payments on debt agreements. Our liquidity monitoring and management consider both present and future demands for and sources of liquidity.
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are generally used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; however, we maintain a reserve for unfunded commitments and certain off-balance sheet credit risks, which is recorded in other liabilities on the consolidated balance sheet.
Our commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements.

	As of March 31, 2023	As of December 31, 2022
(in thousands)
Unfunded lines of credit	$363,244	$345,063
Letters of credit	$5,105	5,105
Commitment to fund other investments	$3,874	4,365
Total credit extension commitments	$372,223	$354,533
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
Impact of Inflation

The consolidated financial statements and related notes included elsewhere in this report have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.
Unlike many industrial companies, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, most other operating expenses are sensitive to changes in levels of inflation.

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

INTEREST SENSITIVITY GAP

March 31, 2023	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	368,358	$405,382	$241,372	1,015,112	$756,438	$1,771,550
Securities	33,381	24,007	34,960	92,348	167,629	259,977
Interest-bearing deposits at other financial institutions	125,448	—	—	125,448	14,477	139,925
Federal funds sold	462	—	—	462	—	462
Total earning assets	$527,649	$429,389	$276,332	$1,233,370	$938,544	$2,171,914

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$12,804	$25,607	$115,232	153,643	$703,912	$857,555
Time deposits	36,043	110,943	135,413	282,399	98,568	380,967
Total interest-bearing deposits	48,847	136,550	250,645	436,042	802,480	1,238,522
FHLB Advances	10,000	—	—	10,000	22,000	32,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest-bearing liabilities	$58,847	$136,550	$250,645	$446,042	$836,542	$1,282,584

Period gap	$468,802	$292,839	$25,687	$787,328	$102,002	$889,330
Cumulative gap	$468,802	$761,641	$787,328	$787,328	$889,330
Ratio of cumulative gap to total earning assets	21.58%	35.07%	36.25%	36.25%	40.95%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2023:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2023	(5.0)%	(3.4)%	(1.7)%	0.0%	2.6%	6.2%	9.7%
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
The following table illustrates the results of our EVE analysis as of March 31, 2023.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
March 31, 2023	(9.8)%	(4.7)%	(1.8)%	0.0%	0.4%	0.1%	0.5%

Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During March 2023, management designed additional internal controls around the review of the allowance for credit loss, created an Allowance for Credit Loss governance committee, and moved Loan Review under the management of the Bank’s Chief Risk Officer. There has been no change, otherwise, in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any material legal proceedings.
Item 1A. RISK FACTORS.
Other than the additional risk factors referenced below, there are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report for the year ended December 31, 2022 and those referenced in other reports on file with the SEC.
Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on the Company’s operations and/or stock price.
The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may in the future be further, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the bank system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could materially and adversely impact the trading prices of our common stock and potentially our results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended March 31, 2023.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock, par value $0.01 per share (“Common Stock”). On April 13, 2023, the Company announced approval of up to an additional $5.0 million or 175,000 shares of Common Stock incremental to the July 2022 announcement. The program will expire on December 31, 2024. There were no stock repurchases by the Company under the repurchase program announced on July 25, 2022, prior to the quarter ended March 31, 2023. During the three months ended March 31, 2023, the Company repurchased Common Stock under the recently approved stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—	$—	—	$10,000,000
February 1, 2023 to February 28, 2023	42,794	20.86	42,794	9,106,044
March 1, 2023 to March 31, 2023	104,143	17.51	104,143	7,279,743
Total	146,937	18.48	146,937	7,279,743

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on August 31, 2018).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on August 31, 2018).
10.1	Amendment to Employment Agreement, dated April 13, 2023, between Capital Bank, N.A. and Steven Poynot.
10.2	Amendment to Employment Agreement, dated April 13, 2023, between Capital Bank, N.A. and Scot R. Browning.
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer..
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended March 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    CAPITAL BANCORP, INC.
                    Registrant
Date: May 10, 2023        /s/ Ed Barry
                    Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2023        /s/ Connie Egan
                    Connie Egan
Senior Vice President, Chief Accounting Officer
(Principal Financial and Accounting Officer)

