Form 10-Q
period 2023-06-30
Capital Bancorp Inc
filed 2023-08-09
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2023         OR
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

As of August 7, 2023, the Company had 13,941,048 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands except share data)	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$18,619	$19,963
Interest-bearing deposits at other financial institutions	100,343	39,764
Federal funds sold	376	20,688
Total cash and cash equivalents	119,338	80,415
Investment securities available for sale	208,464	252,481
Restricted investments	3,803	7,362
Loans held for sale	10,146	7,416
U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”) loans receivable, net of fees and costs	1,090	2,163
Portfolio loans receivable, net of deferred fees and costs	1,837,041	1,728,592
Less allowance for credit losses	(27,495)	(26,385)
Total portfolio loans held for investment, net	1,809,546	1,702,207
Premises and equipment, net	5,494	3,386
Accrued interest receivable	10,155	9,489
Deferred tax asset	13,616	13,777
Bank owned life insurance	37,041	36,524
Other assets	9,173	8,435
Total assets	$2,227,866	$2,123,655

Liabilities
Deposits
Noninterest-bearing	$693,129	$674,313
Interest-bearing	1,241,232	1,083,759
Total deposits	1,934,361	1,758,072
Federal Home Loan Bank advances	22,000	107,000
Other borrowed funds	12,062	12,062
Accrued interest payable	3,029	1,031
Other liabilities	18,979	21,475
Total liabilities	1,990,431	1,899,640

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,981,414 issued and outstanding at June 30, 2023; 14,138,829 issued and outstanding at December 31, 2022	140	141
Additional paid-in capital	55,856	58,190
Retained earnings	197,490	182,435
Accumulated other comprehensive loss	(16,051)	(16,751)
Total stockholders' equity	237,435	224,015
Total liabilities and stockholders' equity	$2,227,866	$2,123,655

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2023	2022	2023	2022
Interest income
Loans, including fees	$42,991	$35,304	$84,266	$69,193
Investment securities available for sale	1,266	779	2,643	1,149
Federal funds sold and other	823	473	1,587	615
Total interest income	45,080	36,556	88,496	70,957

Interest expense
Deposits	9,409	964	17,163	1,847
Borrowed funds	331	192	1,506	379
Total interest expense	9,740	1,156	18,669	2,226

Net interest income	35,340	35,400	69,827	68,731
Provision for credit losses	2,862	2,035	4,522	2,987
Release of credit losses on unfunded commitments	—	—	(19)	—
Net interest income after provision for credit losses	32,478	33,365	65,324	65,744

Noninterest income
Service charges on deposits	245	183	474	346
Credit card fees	4,706	6,210	8,916	12,134
Mortgage banking revenue	1,332	1,528	2,487	3,318
Other income	404	441	836	852
Total noninterest income	6,687	8,362	12,713	16,650

Noninterest expenses
Salaries and employee benefits	12,143	10,071	24,697	20,381
Occupancy and equipment	1,536	1,313	2,749	2,339
Professional fees	2,608	2,417	4,982	4,738
Data processing	6,559	7,266	13,089	15,542
Advertising	2,646	2,223	3,163	3,862
Loan processing	660	335	1,009	727
Foreclosed real estate expenses, net	—	—	6	—
Other operating	3,440	3,505	6,119	6,643
Total noninterest expenses	29,592	27,130	55,814	54,232
Income before income taxes	9,573	14,597	22,223	28,162
Income tax expense	2,255	3,089	5,170	6,443
Net income	$7,318	$11,508	$17,053	$21,719

Basic earnings per share	$0.52	$0.82	$1.21	$1.55
Diluted earnings per share	$0.52	$0.80	$1.20	$1.52

Weighted average common shares outstanding:
Basic	14,024,824	14,007,240	14,091,795	13,997,946
Diluted	14,058,928	14,312,848	14,209,910	14,323,400

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$7,318	$11,508	$17,053	$21,719

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(2,799)	(7,054)	937	(16,342)
Income tax (expense) benefit relating to the items above	707	1,541	(237)	4,082
Other comprehensive income (loss)	(2,092)	(5,513)	700	(12,260)
Comprehensive income	$5,226	$5,995	$17,753	$9,459

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2021	13,962,334	$140	$54,306	$144,533	$(1,076)	$197,903
Net income	—	—	—	10,211	—	10,211
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(6,747)	(6,747)
Stock options exercised, net of shares withheld for purchase price	27,028	—	339	(95)	—	244
Shares issued as compensation	11,158	—	164	—	—	164
Stock-based compensation	—	—	417	—	—	417
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, March 31, 2022	14,000,520	$140	$55,226	$153,949	$(7,823)	$201,492
Net income	—	—	—	11,508	—	11,508
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(5,513)	(5,513)
Stock options exercised, net of shares withheld for purchase price	6,638	—	84	(7)	—	77
Shares issued as compensation	3,000	—	37	—	—	37
Stock-based compensation	—	—	415	—	—	415
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, June 30, 2022	14,010,158	$140	$55,762	$164,750	$(13,336)	$207,316

Balance, December 31, 2022	14,138,829	$141	$58,190	$182,435	$(16,751)	$224,015
Cumulative effect adjustment due to adoption of the CECL standard	—	—	—	(29)	—	(29)
Net income	—	—	—	9,735	—	9,735
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	2,792	2,792
Stock options exercised, net of shares withheld for purchase price	63,064	1	782	(194)	—	589
Shares issued as compensation	28,081	—	585	(39)	—	546
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(850)	—	(850)
Shares repurchased and retired	(146,937)	(1)	(2,718)			(2,719)
Balance, March 31, 2023	14,083,037	$141	$57,277	$191,058	$(13,959)	$234,517
Net income	—	—	—	7,318	—	7,318
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(2,092)	(2,092)
Stock options exercised, net of shares withheld for purchase price	34,687	—	429	(6)	—	423
Shares issued as compensation	2,097	—	26	(37)	—	(11)
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(843)	—	(843)
Shares repurchased and retired	(138,407)	(1)	(2,314)	—	—	(2,315)
Balance, June 30, 2023	13,981,414	$140	$55,856	$197,490	$(16,051)	$237,435

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$17,053	$21,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,503	2,987
Provision for mortgage put-back reserve, net	8	2
Reversal of reserve for unfunded commitments	—	(105)
Net (accretion) amortization on investments	(21)	532
Premises and equipment depreciation	139	202
Lease asset amortization	105	547
Increase in cash surrender value of BOLI	(517)	(505)
Executive long-term incentive plan expense	145	291
Stock-based compensation expense	876	832
Director and employee compensation paid in Company stock	535	201
Deferred income tax benefit	(76)	946
Valuation decrease on derivatives	8	39
Gain on sale of foreclosed real estate	—	(20)
Increase (decrease) in valuation of loans held for sale carried at fair value	6	(3,318)
Proceeds from sales of loans held for sale	101,985	203,103
Originations of loans held for sale	(104,721)	(195,504)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(666)	625
(Decrease) increase in taxes payable	(371)	269
Increase in other assets	(747)	(1,191)
Increase (decrease) in accrued interest payable	1,998	(173)
Decrease in other liabilities	(1,483)	(1,951)
Net cash provided by operating activities	18,759	29,528

Cash flows from investing activities
Purchases of securities available for sale	—	(62,542)
Proceeds from maturities, calls and paydowns of securities available for sale	44,975	3,614
Net sales (purchases) of restricted investments	3,559	(117)
Net decrease in SBA-PPP loans receivable	1,073	92,421
Net increase in portfolio loans receivable	(112,665)	(85,444)
Net purchases of premises and equipment	(2,352)	(782)
Proceeds from sales of foreclosed real estate	—	106
Net cash used in by investing activities	(65,410)	(52,744)

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (Continued)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	18,816	54,713
Interest-bearing deposits	157,473	37,070
Net Federal Home Loan Bank advances	(85,000)	—
Dividends paid	(1,693)	(1,400)
Repurchase of common stock	(5,034)	—
Net proceeds from exercise of stock options	1,012	321
Net cash provided by financing activities	85,574	90,704

Net increase in cash and cash equivalents	38,923	67,488

Cash and cash equivalents, beginning of year	$80,415	183,396

Cash and cash equivalents, end of period	$119,338	$250,884

Noncash activities:
Change in unrealized gain (losses) on investments	$937	$(16,342)

Cash paid during the period for:
Taxes	$5,581	$5,179
Interest	$16,671	$2,399

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and the bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville and Columbia, Maryland; Reston, Virginia; and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm, and issues credit cards through OpenSky®, a digitally-driven nationwide credit card platform providing secured, partially secured, and unsecured credit solutions.
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At June 30, 2023, Church Street Capital had loans totaling $8.3 million with a collectively assessed allowance for credit losses (“ACL”) of $150 thousand. Refer to Note 5 - Portfolio Loans Receivable to the Unaudited Consolidated Financial Statements for further discussion of the consolidated ACL.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.
If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an ACL, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no ACL related to the AFS portfolio.
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
U.S. Small Business Administration Paycheck Protection Program
During the global COVID-19 pandemic, pursuant to the CARES Act and the Consolidated Appropriations Act, 2021, the United States Small Business Administration Payroll Protection Program (“SBA-PPP”) provided forgivable loans to small businesses to enable them to maintain payroll, hire back employees who had been laid off, and cover overhead. SBA-PPP loans have an interest rate of 1%, have two or five year terms, and carry a 100% guarantee of the SBA. The program ended on May 31, 2021. SBA-PPP loans are eligible to be forgiven by the SBA.
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
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, customer bankruptcy and lack of assets, and/or collateral deficiencies.
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
In addition, ASU 2016-13 made changes to the accounting for AFS debt securities. One such change is to require credit-related impairments to be recognized as an ACL rather than as a write-down of the security’s amortized cost basis when the Company does not intend to sell or believes that the Company will be required to sell the securities prior to recovery of the security’s amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own HTM debt securities. There was no ACL on available for sale securities at June 30, 2023.
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
We maintain an ACL that represents management’s estimate of the expected credit losses and risks inherent in our loan portfolio. The amount of the ACL should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. The allowance immediately recognizes lifetime expected credit losses when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, customer bankruptcy and lack of assets, and/or collateral deficiencies. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
Quarterly, the Company utilizes a Qualitative Scorecard to consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the quantitative loss estimation process, which may impact projected expected credit losses. The Qualitative Scorecard evaluates certain risk environments such as economic conditions, changes in the nature and volume of portfolios, changes in experience, depth, and ability of lending management, changes in volume and severity of past due loans and similar conditions, and changes in the value of underlying collateral. The scorecard results help the Company to analyze directional consistency to risk conditions and circumstances that should be considered for each loan segment and to refine its estimates of expected credit losses. As of June 30, 2023, there have been no significant changes applied through the Qualitative Scorecard subsequent to implementation on January 1, 2023.
Purchased Credit Deterioration
Upon adoption of ASU 2016-13, loans which were identified as Purchase Credit Impaired under the incurred loss model are identified as Purchased Credit Deteriorated (“PCD”) loans at January 1, 2023 without reassessment. In future acquisitions, the Company may purchase loans, some of which have experienced more that insignificant credit deterioration since origination. In those cases, the Company will consider certain criteria including days past due, accrual status, risk rating, credit mark, and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at the amount paid and the Company will determine the initial ACL required for PCD assets with no impact to earnings. The loan’s purchase price and ACL is then the initial amortized cost basis for PCD loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense.
Discounted Cash Flow Method
The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for each portfolio loan segment, with the exception of other consumer loans. For each of these loan segments, the Company generates cash flow projections at the instrument level. Payment expectations are adjusted for estimated prepayment speed and for probability and severity of a loss. The expected credit losses derived from the DCF are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The modeling of expected prepayment speeds is based on historical internal data. The contractual term excludes expected extensions, renewals and modifications.
The Company uses regression analysis of historical internal and peer data to determine suitable portfolio segment level loss drivers to utilize when modeling lifetime probability of default and loss. Probability of default primarily leverages a bottom-up historical analysis over the rates produced by the forecast model, adjusted for economic considerations and tested annually for reasonableness.
For the credit card portfolio, a major consideration in the determination of the ACL is our historical loss experience. The Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured, and unsecured.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
For all DCF models, the Company has elected to use a four quarter forecast period across all portfolio segments. After the forecasted period, the models will revert to a long run average of each economic factor over four quarters. The Company leverages economic projections from reputable and independent third parties to inform its loss driver forecast over the forecast period.
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
Individual Evaluation
The Company will evaluate individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated on a collective basis. Instruments may be evaluated whether or not there is an expectation of collectability in place. Instruments evaluated individually are not included in the Company’s collective analysis. Collateral dependent or secured loans with respect to which the Company expects repayment to be provided substantially through the operation or sale of the collateral utilize a collateral-based methodology in which ACL is measured based on the difference between the net realizable value of the collateral and the amortized cost basis of the asset as of the measurement date. If the collateral valuation is equal to or greater than amortized cost, no reserve is applied. If a loan is not collateral dependent, the loan will be analyzed based on a forecast of future cash flows.
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
The Company maintains an RUC on off-balance sheet credit exposures through a provision reflected in other liabilities. Increases or decreases in the reserve are charged to or released from the provision for credit losses for unfunded commitments in the consolidated statements of income. The provision (credit) for credit losses on off-balance sheet exposures prior to January 1, 2023 was included in other noninterest expense in the consolidated statements of income. The RUC on off-balance credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model based on the segment loss factor and the estimated utilization rate of the unfunded commitments. The Company has analyzed its historic funding behavior at the segment level to determine an expected utilization rate.
The above methodology for determining an appropriate ACL is based on a comprehensive analysis of the loan portfolio in accordance ASC 326. The analysis considers all significant factors that affect the expected collectability of the portfolio and supports the expected credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment. Additional disclosure on the ACL, and qualitative factors can be found in Part II, Item 1A - Risk Factors and Note 5 - Portfolio Loans Receivable.

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
The Company does not measure an ACL on accrued interest receivable balances because these balances are written off as a reduction to interest income when loans are placed on nonaccrual status.
Loan modifications
Effective January 1, 2023, the Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. From time to time, the Company may elect to modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, to proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. These modifications may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Under ASU 2022-02, modifications to a loan for a borrower experiencing financial difficulty that have occurred in the current reporting period, are disclosed along with the impact of the modifications. During the three and six months ended June 30, 2023, the Company did not have any such modifications.
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the related property, generally over two to seven years. Leasehold improvements are amortized over the estimated term of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is less. The costs of major renewals and improvements are capitalized with the corresponding costs associated with amortization or depreciation included as a component of occupancy and equipment expense. Expenditures for maintenance, repairs and minor replacements are charged to noninterest expenses as incurred.
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
The Company accounts for derivative instruments and hedging activities according to guidelines established in ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. As of June 30, 2023, there were no derivative instruments held which would require recognition by the Company.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Bank-owned life insurance
The Company had $37.0 million of bank-owned life insurance at June 30, 2023 and $36.5 million at December 31, 2022.
The Company recognized income on bank-owned life insurance, which is included in other noninterest income, of $260 thousand for the three months ended June 30, 2023 and $254 thousand for the three months ended June 30, 2022, and recognized $517 thousand for the six months ended June 30, 2023 and $505 thousand for the six months ended June 30, 2022.
Income taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At June 30, 2023, there were 291 thousand stock options excluded from the calculation as their effect would have been anti-dilutive, whereas at June 30, 2022 there were 141 thousand such options.
Comprehensive loss
The Company reports as comprehensive loss all changes in stockholders' equity during the year from non-stockholder sources. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of June 30, 2023 and December 31, 2022 is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Unrealized losses on securities available for sale	$(21,479)	$(22,416)
Deferred tax benefit	5,428	5,665
Total accumulated comprehensive loss	$(16,051)	$(16,751)
Recently issued accounting pronouncements:
In March 2020, the FASB released ASU 2020-04 - Reference Rate Reform, Topic 848, which provides temporary guidance to ease the potential accounting burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The new standard is a result of London Interbank Offered Rate (“LIBOR”) likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and an extended sunset

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
date of December 31, 2024 which was extended by ASU 2022-06 issued by FASB in December 2022. The Company is currently evaluating products and preparing to offer new rates. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of June 30, 2023.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at June 30, 2023 and December 31, 2022 are summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities (continued)

(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2023
U.S. Treasuries	$171,563	$—	$(15,417)	$156,146
Municipal	10,809	—	(2,459)	8,350
Corporate	5,000	—	(645)	4,355
Asset-backed securities	7,489	—	(192)	7,297
Mortgage-backed securities	35,082	—	(2,766)	32,316
Total	$229,943	$—	$(21,479)	$208,464

December 31, 2022
U.S. Treasuries	$215,486	$—	$(16,037)	$199,449
Municipal	10,815	—	(2,803)	8,012
Corporate	5,000	—	(400)	4,600
Asset-backed securities	7,970	—	(259)	7,711
Mortgage-backed securities	35,626	—	(2,917)	32,709
Total	$274,897	$—	$(22,416)	$252,481
There were no securities sold during the six months ended June 30, 2023 or the six months ended June 30, 2022. There was no ACL on available for sale securities at June 30, 2023.
Information related to unrealized losses in the investment portfolio as of June 30, 2023 and December 31, 2022 is summarized as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasuries	$—	$—	$156,146	$(15,417)	$156,146	$(15,417)
Municipal	1,032	(118)	7,318	(2,341)	8,350	(2,459)
Corporate	—	—	4,355	(645)	4,355	(645)
Asset-backed securities	—	—	7,297	(192)	7,297	(192)
Mortgage-backed securities	—	—	32,316	(2,766)	32,316	(2,766)
Total	$1,032	$(118)	$207,432	$(21,361)	$208,464	$(21,479)

December 31, 2022
U.S. Treasuries	$82,102	$(1,396)	$117,347	$(14,641)	$199,449	$(16,037)
Municipal	1,452	(207)	6,560	(2,596)	8,012	(2,803)
Corporate	—	—	4,600	(400)	4,600	(400)
Asset-backed securities	6,156	(237)	1,555	(22)	7,711	(259)
Mortgage-backed securities	22,067	(1,884)	10,642	(1,033)	32,709	(2,917)
Total	$111,777	$(3,724)	$140,704	$(18,692)	$252,481	$(22,416)
At June 30, 2023, there were twenty-four treasury securities, eight municipal securities, five corporate securities, nine mortgage-backed securities, and three asset-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2022 there were sixteen treasury securities, seven municipal securities, five corporate securities, one asset-backed security, and three mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. Management believes that all unrealized losses at June 30, 2023 and December 31, 2022

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities (continued)
resulted from temporary changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value. Pledged securities totaled $150.0 million at June 30, 2023 and $0 at December 31, 2022.
Contractual maturities of U.S. government and government-sponsored agencies, asset-backed, municipal, corporate and mortgage-backed securities at June 30, 2023 and December 31, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	June 30, 2023		December 31, 2022
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$30,030	$29,353	$53,739	$53,204
Over one to five years	105,657	96,118	88,165	82,538
Over five to ten years	41,383	35,512	79,090	68,805
Over ten years	10,302	7,868	10,307	7,514
Asset-backed securities(1)	7,489	7,297	7,970	7,711
Mortgage-backed securities(1)	35,082	32,316	35,626	32,709
Total	$229,943	$208,464	$274,897	$252,481
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - SBA-PPP Loans Receivable

SBA-PPP gross loans receivable totaled $1.1 million at June 30, 2023, and $2.2 million at December 31, 2022, and were all rated as pass credits and were not past due, nonaccrual or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $28 thousand at June 30, 2023 and $31 thousand at December 31, 2022.
SBA-PPP loans generated income of $7 thousand for the three months ended June 30, 2023 and $1.1 million for the three months ended June 30, 2022, of which, earned fees, primarily on loans forgiven by the SBA, represented $2 thousand and $1.0 million of the income, respectively. SBA-PPP loans generated income of $15 thousand for the six months ended June 30, 2023 and $3.2 million for the six months ended June 30, 2022, of which, earned fees, primarily on loans forgiven by the SBA, represented $2 thousand and $2.9 million of the income, respectively.
Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans receivable are as follows:

Portfolio Loan Categories
	June 30, 2023		December 31, 2022
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$555,133	30%	$484,735	28%
Commercial	674,141	36%	664,551	38%
Construction	258,400	14%	238,099	14%
Commercial and Industrial	233,598	13%	220,221	13%
Credit card, net of reserve(1)	122,925	7%	128,434	7%
Other consumer	1,187	—%	1,179	—%
Portfolio loans receivable, gross	1,845,384	100%	1,737,219	100%
Deferred origination fees, net	(8,343)		(8,627)
Allowance for credit losses	(27,495)		(26,385)
Portfolio loans receivable, net	$1,809,546		$1,702,207
(1) Credit card loans are presented net of reserve for interest and fees.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. Commercial loans that are secured by owner-occupied commercial

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of June 30, 2023, there were approximately $312.0 million of owner-occupied commercial real estate loans, representing approximately 16.9% of the loan portfolio. In prior reporting periods, the Company classified certain commercial real estate loans as owner-occupied that should have been classified as non owner-occupied. For instance, for the two most recent reporting periods ended December 31, 2022 and March 31, 2023, the Company disclosed owner-occupied commercial real estate loans of $387.7 million and $377.4 million, respectively. Based on the revised classification metrics, the correct amount of owner-occupied commercial real estate loans at December 31, 2022 and March 31, 2023 was $300.8 million and $300.0 million, respectively. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Through the OpenSky® credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $97.7 million and $109.4 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of June 30, 2023 and December 31, 2022, respectively. Unsecured balances were $25.3 million and $26.8 million, respectively, for the same periods.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. There were no loans purchased with credit deterioration during the three and six months ended June 30, 2023.
The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the three and six months ended June 30, 2023 and June 30, 2022.

	Beginning Balance, Prior to Adoption of the CECL Standard	Impact of Adopting the CECL Standard	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
(in thousands)
Three Months Ended June 30, 2023
Real estate:
Residential	$5,408	$—	$11	$—	$—	$5,419
Commercial	9,874	—	314	—	—	10,188
Construction	1,753	—	115	—	—	1,868
Commercial and Industrial	4,015	—	281	—	—	4,296
Credit card	5,151	—	2,139	(1,589)	6	5,707
Other consumer	15	—	2	—	—	17
Total	$26,216	$—	$2,862	$(1,589)	$6	$27,495

Six Months Ended June 30, 2023
Real estate:
Residential	$5,481	$(1,198)	$1,136	$—	$—	$5,419
Commercial	8,098	3,941	(1,851)	—	—	10,188
Construction	3,782	(1,973)	59	—	—	1,868
Commercial and Industrial	2,935	1,073	1,221	(943)	10	4,296
Credit card	6,078	(1,045)	3,957	(3,291)	8	5,707
Other consumer	11	6	—	—	—	17
Total	$26,385	$804	$4,522	$(4,234)	$18	$27,495

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

(in thousands)	Beginning Balance	Provision (Release of Provision) for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2022
Real estate:
Residential	$5,832	$31	$—	$—	$5,863
Commercial	8,718	139	—	—	8,857
Construction	4,607	(134)	—	—	4,473
Commercial and Industrial	2,350	107	—	—	2,457
Credit card	3,735	1,892	(880)	12	4,759
Other consumer	10	—	—	—	10
Total	$25,252	$2,035	$(880)	$12	$26,419

Six Months Ended June 30, 2022
Real estate:
Residential	$5,612	$251	$—	$—	$5,863
Commercial	8,566	291	—	—	8,857
Construction	4,699	(226)	—	—	4,473
Commercial and Industrial	2,637	(180)	—	—	2,457
Credit card	3,655	2,853	(1,779)	30	4,759
Other consumer	12	(2)	—	—	10
Total	$25,181	$2,987	$(1,779)	$30	$26,419
The following tables present a summary of loan balances and the related allowance for loan losses summarized by loan category for each impairment method used as of December 31, 2022.

(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
December 31, 2022	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$5,481	$4,288	$480,447
Commercial	—	8,098	1,563	662,988
Construction	—	3,782	2,837	235,262
Commercial and Industrial	372	2,563	705	219,516
Credit card	—	6,078	—	128,434
Other consumer	—	11	—	1,179
Total	$372	$26,013	$9,393	$1,727,826

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of June 30, 2023 and December 31, 2022 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
June 30, 2023
Real estate:
Residential	$1,723	$607	$11,774	$14,104	$541,029	$555,133	$—	$12,600
Commercial	329	—	582	911	673,230	674,141	—	582
Construction	—	—	2,033	2,033	256,367	258,400	—	2,033
Commercial and Industrial	564	16	484	1,064	232,534	233,598	—	484
Credit card	14,070	—	351	14,421	108,504	122,925	351	—
Other consumer	—	—	—	—	1,187	1,187	—	—
Total	$16,686	$623	$15,224	$32,533	$1,812,851	$1,845,384	$351	$15,699

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2022
Real estate:
Residential	$4	$142	$4,284	$4,430	$480,305	$484,735	$—	$4,288
Commercial	—	—	1,563	1,563	662,988	664,551	—	1,563
Construction	1,164	640	2,837	4,641	233,458	238,099	—	2,837
Commercial and Industrial	117	386	569	1,072	219,149	220,221	—	705
Credit card	8,473	7,455	363	16,291	112,143	128,434	363	—
Other consumer	—	—	—	—	1,179	1,179	—	—
Total	$9,758	$8,623	$9,616	$27,997	$1,709,222	$1,737,219	$363	$9,393
There were $0.4 million and $1.3 million of loans secured by one-to-four family residential properties in the process of foreclosure as of June 30, 2023 and December 31, 2022, respectively.
The following presents the nonaccrual loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans	Total Nonaccrual Loans
(in thousands)

Real estate:
Residential	$12,353	$247	$12,600	$95	$4,288
Commercial	582	—	582	40	1,563
Construction	2,033	—	2,033	—	2,837
Commercial and Industrial	464	20	484	10	705
Credit card	—	—	—	—	—
Total	$15,432	$267	$15,699	$145	$9,393
The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:
•Residential real estate loans are primarily secured by owner-occupied primary residences and, to a lesser extent, investor-owned residences.
•Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•Construction loans are typically secured by owner occupied commercial real estate or non-owner occupied investment real estate. Typically, owner occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by office buildings and complexes, multi-family complexes, land under development, and other commercial and industrial real estate in process of construction.
•Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.

Collateral dependent loans amortized cost
(in thousands)	June 30, 2023
Real estate:
Residential	$12,353
Commercial	582
Construction	2,033
Commercial and Industrial	416
Total	$15,384
Of the collateral dependent loans as of June 30, 2023, a specific reserve of $10 thousand was assessed for commercial and industrial loans.
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
The following tables summarize interest recognized on impaired loans for the period ended June 30, 2022:

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
Credit quality indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grade of loans, the level of classified loans, net charge-offs, nonperforming loans, and general economic conditions in the Company’s market. From a credit risk standpoint, the Company utilizes a risk grading matrix to assign a risk grade to each of its loans. The classifications of loans reflect a judgment about the risk of expected credit loss associated with each loan. Credit quality indicators are reviewed and adjusted regularly to account for the degree of risk and expected credit loss that the Company believes to be appropriate for each financial asset.
A description of the general characteristics of loans characterized as classified is as follows:
Pass
Loans characterized as pass includes loans graded exceptional, very good, good, satisfactory and pass/watch. The Company believes that there is a low likelihood of credit deterioration related to those loans that are considered pass.

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
The following table presents the balances of classified loans based on the most recent credit quality indicator analysis. Classified loans include Special Mention, Substandard and Doubtful loans. Pass classified loans include loans graded exceptional, very good, good, satisfactory, and pass/watch. Credit card loans are ungraded as they are not individually graded. Charge-offs presented represent gross charge-offs recognized in the current period:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

June 30, 2023	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential – Real estate
Pass	$83,840	$148,312	$87,164	$79,332	$41,230	$97,108	$—	$536,986
Special Mention	—	—	136	3,710	—	520	—	4,366
Substandard	—	—	487	—	26	13,268	—	13,781
Doubtful	—	—	—	—	—	—	—	—
Total	83,840	148,312	87,787	83,042	41,256	110,896	—	555,133
Commercial – Real estate
Pass	23,048	191,053	169,711	70,201	97,379	118,823	—	670,215
Special Mention	—	1,525	—	—	811	1,008	—	3,344
Substandard	—	—	—	—	582	—	—	582
Doubtful	—	—	—	—	—	—	—	—
Total	23,048	192,578	169,711	70,201	98,772	119,831	—	674,141
Construction – Real estate
Pass	61,244	81,187	73,437	29,812	7,170	2,895	—	255,745
Special Mention	—	—	—	—	—	614	—	614
Substandard	—	—	—	—	597	1,444	—	2,041
Doubtful	—	—	—	—	—	—	—	—
Total	61,244	81,187	73,437	29,812	7,767	4,953	—	258,400
Commercial and Industrial
Pass	40,876	83,961	31,746	11,141	19,638	24,302	—	211,664
Special Mention	—	—	18,100	2,449	50	293	—	20,892
Substandard	—	195	—	—	42	805	—	1,042
Doubtful	—	—	—	—	—	—	—	—
Total	40,876	84,156	49,846	13,590	19,730	25,400	—	233,598
Other consumer
Pass	30	308	371	172	—	306	—	1,187
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	30	308	371	172	—	306	—	1,187
Credit card
Ungraded	—	—	—	—	—	—	122,925	122,925
Portfolio loans receivable, gross	$209,038	$506,541	$381,152	$196,817	$167,525	$261,386	$122,925	$1,845,384

June 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Gross Charge-offs
Commercial and Industrial	$—	$—	$—	$—	$943	$—	$—	$943
Credit card	—	—	—	—	—	—	3,291	3,291
Total	$—	$—	$—	$—	$943	$—	$3,291	$4,234

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
The following table presents the balances of classified loans based on credit quality indicator as of December 31, 2022:

(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Ungraded(2)	Total
December 31, 2022
Real estate:
Residential	$469,304	$9,966	$5,465	$—	$—	$484,735
Commercial	657,411	5,577	1,563	—	—	664,551
Construction	235,262	—	2,837	—	—	238,099
Commercial and Industrial	196,381	22,469	1,371	—	—	220,221
Credit card	—	—	—	—	128,434	128,434
Other consumer	1,179	—	—	—	—	1,179
Portfolio loans receivable, gross	$1,559,537	$38,012	$11,236	$—	$128,434	$1,737,219
________________________
(1)     Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch, in addition to credit cards and consumer credits that are not individually graded.
(2) Credit card loans are not individually graded.
Outstanding loan commitments were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Unused lines of credit
Real Estate:
Residential	$17,786	$14,336
Residential - Home Equity	42,182	43,128
Commercial	20,008	36,609
Construction	81,596	93,913
Commercial and Industrial	38,733	45,747
Credit card(1)	120,748	111,227
Other consumer	301	102
Total	$321,354	$345,062

Letters of credit	$4,641	$5,105

________________________
(1)     Outstanding loan commitments in the credit card portfolio include $111.5 million and $106.9 million in secured and partially secured balances as of June 30, 2023 and December 31, 2022, respectively.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at beginning of period	$888	$1,586	$1,682	$1,736
Impact of adopting the CECL standard on January 1, 2023	—	—	(775)	—
Provision for (reversal of) reserve for unfunded commitments	—	45	(19)	(105)
Balance at end of period	$888	$1,631	$888	$1,631
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
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at beginning of period	$1,179	$1,164	$1,174	$1,164
Provision for mortgage loan put-back reserve	3	2	8	2
Balance at end of period	$1,182	$1,166	$1,182	$1,166

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

(in thousands)	June 30, 2023	December 31, 2022
Notional amount of open forward sales agreements	$—	$1,750
Fair value of open forward delivery sales agreements	—	9
Notional amount of interest rate lock commitments	—	626
Fair value of interest rate lock commitments	—	1
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
The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 3.58% at June 30, 2023 and 1.94% at December 31, 2022. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of June 30, 2023, the Company’s net lease ROU assets and related lease liabilities were $4.1 million and $4.3 million, respectively, compared to December 31, 2022 balances of $2.1 million of ROU assets and $2.4 million of lease liabilities, and have remaining terms ranging from one to nine years, including extension options that the Company is reasonably certain will be exercised. As of June 30, 2023, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Leases (continued)

(in thousands)	June 30, 2023	December 31, 2022
Lease Right of Use Asset:
Lease asset	$7,229	$5,171
Less: Accumulated amortization	(3,179)	(3,074)
Net lease asset	$4,050	$2,097

Lease Liability:
Lease liability	$(7,379)	5,327
Less: Accumulated amortization	3,102	(2,968)
Net lease liability	$(4,277)	$2,359
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	June 30, 2023
Amounts due in:
2023	682
2024	1,120
2025	673
2026	621
2027 and thereafter	1,844
Total future lease payments	4,940
Discount of cash flows	(663)
Present value of net future lease payments	$4,277
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
The Company has categorized its financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 as follows:

(in thousands)
June 30, 2023	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. Treasuries	$156,146	$156,146	$—	$—
Municipal	8,350	—	8,350	—
Corporate	4,355	—	4,355	—
Asset-backed securities	7,297	—	7,297	—
Mortgage-backed securities	32,316	—	32,316	—
Total	$208,464	$156,146	$52,318	$—
Loans held for sale	$10,146	$—	$10,146	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—

December 31, 2022
Investment securities available for sale
U.S. Treasuries	$199,449	$199,449	$—	$—
Municipal	8,012	—	8,012	—
Corporate	4,600	—	4,600	—
Asset-backed securities	7,711	—	7,711	—
Mortgage-backed securities	32,709	—	32,709	—
Total	$252,481	$199,449	$53,032	$—
Loans held for sale	$7,416	$—	$7,416	$—
Derivative assets	$10	$—	$10	$—
Derivative liabilities	$—	$—	$—	$—
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

Note 8 - Fair Value (continued)
Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	June 30, 2023	December 31, 2022
Aggregate fair value	$10,146	$7,416
Contractual principal	8,928	6,808
Difference	$1,218	$608
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of June 30, 2023 and December 31, 2022, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2023 and December 31, 2022, the fair values consist of loan receivables of $15.7 million and $9.4 million, with specific reserves of $267 thousand and $372 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of June 30, 2023 and December 31, 2022, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 as follows:

(in thousands)	June 30, 2023	December 31, 2022
Individually evaluated loans for credit loss, net
Level 3 inputs	15,432	9,021
Total	$15,432	9,021
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2023 and December 31, 2022:

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
The information used to determine fair value is highly subjective in nature and, therefore, the results are imprecise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$18,619	$18,619	$19,963	$19,963
Interest-bearing deposits at other financial institutions	100,343	100,343	39,764	39,764
Federal funds sold	376	376	20,688	20,688
Level 3
Portfolio loans receivable, net (1)	$1,810,636	$1,800,999	$1,704,370	$1,659,283
Restricted investments	3,803	3,803	7,362	7,362

Financial liabilities
Level 1
Noninterest-bearing deposits	$693,129	$693,161	$674,313	$674,313
Level 3
Interest-bearing deposits	$1,241,232	$1,248,404	$1,083,759	$1,090,553
FHLB advances and other borrowed funds	34,062	31,309	119,062	116,544
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at June 30, 2023 and June 30, 2022.

For the Three Months Ended June 30, 2023
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$28,742	$111	$15,168	$1,134	$(75)	$45,080
Interest expense	9,537	42	—	236	(75)	9,740
Net interest income	19,205	69	15,168	898	—	35,340
Provision for credit losses	735	—	2,127	—	—	2,862
Net interest income after provision	18,470	69	13,041	898	—	32,478
Noninterest income	810	1,161	4,714	2	—	6,687
Noninterest expense(1)	15,918	1,481	12,059	134	—	29,592
Net income (loss) before taxes	$3,362	$(251)	$5,696	$766	$—	$9,573

Total assets	$2,047,400	$10,605	$116,123	$260,309	$(206,571)	$2,227,866

For the Three Months Ended June 30, 2022
Interest income	$18,912	$134	$16,780	$758	$(28)	$36,556
Interest expense	952	64	—	168	(28)	1,156
Net interest income	17,960	70	16,780	590	—	35,400
Provision for loan losses	—	—	2,035	—	—	2,035
Net interest income after provision	17,960	70	14,745	590	—	33,365
Noninterest income	526	1,626	6,210	—	—	8,362
Noninterest expense(1)	12,859	2,217	11,940	114	—	27,130
Net income (loss) before taxes	$5,627	$(521)	$9,015	$476	$—	$14,597

Total assets	$1,958,893	$12,257	$137,180	$226,950	$(180,434)	$2,154,846

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments

For the Six Months Ended June 30, 2023
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$55,042	$188	$31,298	$2,112	$(144)	$88,496
Interest expense	18,276	72	—	465	(144)	18,669
Net interest income	36,766	116	31,298	1,647	—	69,827
Provision (release of provision) for credit losses	574	—	3,948	—	—	4,522
Net interest income after provision	36,192	116	27,350	1,647	—	65,305
Noninterest income	1,299	2,488	8,924	2	—	12,713
Noninterest expense(3)	30,898	3,062	21,509	326	—	55,795
Net income (loss) before taxes	$6,593	$(458)	$14,765	$1,323	$—	$22,223

Total assets	$2,047,400	$10,605	$116,123	$260,309	$(206,571)	$2,227,866

For the Six Months Ended June 30, 2022
Interest income	$37,412	$245	$31,720	$1,645	$(65)	$70,957
Interest expense	1,805	145	—	341	(65)	2,226
Net interest income	35,607	100	31,720	1,304	—	68,731
Provision for credit losses	—	—	2,987	—	—	2,987
Net interest income after provision	35,607	100	28,733	1,304	—	65,744
Noninterest income	1,083	3,433	12,134	—	—	16,650
Noninterest expense(3)	24,922	4,316	24,822	172	—	54,232
Net income (loss) before taxes	$11,768	$(783)	$16,045	$1,132	$—	$28,162

Total assets	$1,958,893	$12,257	$137,180	$226,950	$(180,434)	$2,154,846
________________________
(1)     Noninterest expense includes $5.9 million and $6.7 million in data processing expense in OpenSky’s® segment for the three months ended June 30, 2023 and 2022, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company
(3)    Noninterest expense includes $11.9 million and $14.3 million in data processing expense in OpenSky’s® segment for the six months ended June 30, 2023 and 2022, respectively.

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
•climate change, including the enhanced regulatory, compliance, credit and reputational risks and costs; and
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic events, and other matters beyond our control.
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
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as deemed necessary. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.
The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The critical accounting and reporting policies include the Company’s accounting for the ACL. The Company provides additional information on its ACL in Note 1 “Significant Accounting Policies” within Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The Company currently operates three divisions: Commercial Banking, Capital Bank Home Loans, and OpenSky®. The Company reports its activities in four business segments: commercial banking; mortgage lending; credit cards; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with GAAP, and conform to general practices within the banking industry.
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
Capital
As of June 30, 2023, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure that our level of capital remains strong.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
	2023	2022	% Change
(in thousands)
Interest income	$45,080	$36,556	23.3%
Interest expense	9,740	1,156	742.6%
Net interest income	35,340	35,400	(0.2)%
Provision for credit losses	2,862	2,035	40.6%
Net interest income after provision	32,478	33,365	(2.7)%
Noninterest income	6,687	8,362	(20.0)%
Noninterest expenses	29,592	27,130	9.1%
Net income before income taxes	9,573	14,597	(34.4)%
Income tax expense	2,255	3,089	(27.0)%
Net income	$7,318	$11,508	(36.4)%
Net income for the three months ended June 30, 2023 was $7.3 million, compared to net income of $11.5 million for the same period in 2022, a 36.4% decrease. Net interest income decreased slightly by $0.1 million, or 0.2%, to $35.4 million when comparing the three months ended June 30, 2023 to the three months ended June 30, 2022, primarily due to significant increases in the cost of funding, partially offset by increased average balances of $268.1 million in portfolio loans combined with a 64 basis point increase in yield for portfolio loans.
The provision for credit losses for the three months ended June 30, 2023 was $2.9 million, an increase of $0.8 million, or 40.6% from the same period in 2022. Contributors to the increase in the provision were loan growth and change in credit card mix from fully secured to partially or fully unsecured.
For the quarter ended June 30, 2023, noninterest income was $6.7 million, a decrease of $1.7 million, or 20.0%, from $8.4 million in the prior year quarter. Credit card fees declined by $1.5 million as the number of open customer accounts declined year over year, which resulted in lower interchange and other fee income compared to the prior year quarter.
Noninterest expense was $29.6 million for the three months ended June 30, 2023, as compared to $27.1 million for the three months ended June 30, 2022, an increase of $2.5 million, or 9.1%. The increase was primarily driven by increased salaries and employee benefits of $2.1 million, or 20.6%.

	Six Months Ended June 30,
	2023	2022	% Change
(in thousands)
Interest income	$88,496	$70,957	24.7%
Interest expense	18,669	2,226	738.7%
Net interest income	69,827	68,731	1.6%
Provision for credit losses	4,522	2,987	51.4%
Net interest income after provision	65,305	65,744	(0.7)%
Noninterest income	12,713	16,650	(23.6)%
Noninterest expenses	55,814	54,232	2.9%
Net income before income taxes	22,204	28,162	(21.2)%
Income tax expense	5,170	6,443	(19.8)%
Net income	$17,034	$21,719	(21.6)%
Net income for the six months ended June 30, 2023 was $17.1 million, compared to net income of $21.7 million for the same period in 2022, a 21.5% decrease. Net interest income increased $1.1 million, or 1.6%, to $69.8 million when comparing the six months ended June 30, 2023 to the six months ended June 30, 2022, primarily due to increased average balances of $256.0 million in portfolio loans, combined with the 82 basis point increase in yield for portfolio loans and offset by significant increases in the cost of funding.
The provision for credit losses for the six months ended June 30, 2023 was $4.5 million, an increase of $1.5 million, or 51.4% from the provision for loan losses for the six months ended June 30, 2022, attributable primarily to the credit card portfolio.
For the six months ended June 30, 2023, noninterest income was $12.7 million, a decrease of $3.9 million, or 23.6%, from $16.6 million in the prior year quarter. The decrease was primarily driven by the decline in credit card fees of $3.2 million as the number of open customer accounts declined to 540,058 at June 30, 2023 from 616,435 year over year, which resulted in lower interchange and other fee income recognized compared to the prior year. The elevated interest rate environment continues to put pressure on the mortgage market, resulting in declines in home loan sales and home loan refinances, which has resulted in a $0.8 million decrease in mortgage banking revenue compared to the six months ended June 30, 2022.
Noninterest expense was $55.8 million for the six months ended June 30, 2023, as compared to $54.2 million for the six months ended June 30, 2022, an increase of $1.6 million, or 2.9%. The increase was primarily driven by a $4.3 million, or 21.2%, increase in salaries and employee benefits, partially offset by a $2.5 million, or 15.8%, decrease in data processing expenses. The decrease of $2.5 million in data processing expenses was the result of a contract renegotiation entered into in the first quarter of 2022 in the OpenSky® Division as well as fewer average open cards during the period.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$66,401	$733	4.43%	$218,251	$429	0.79%
Federal funds sold	1,638	20	4.90	1,655	2	0.48
Investment securities	255,057	1,266	1.99	215,172	779	1.45
Restricted investments	4,185	71	6.80	3,854	42	4.37
Loans held for sale	7,047	111	6.32	11,447	134	4.70
SBA-PPP loans receivable	1,808	7	1.55	28,870	1,120	15.56
Portfolio loans receivable(2)	1,800,800	42,872	9.55	1,532,671	34,050	8.91
Total interest earning assets	2,136,936	45,080	8.46	2,011,920	36,556	7.29
Noninterest earning assets	47,415			56,298
Total assets	$2,184,351			$2,068,218

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$207,264	$67	0.13%	$259,192	$38	0.06%
Savings	5,822	2	0.14	9,913	1	0.04
Money market accounts	625,515	5,411	3.47	566,303	396	0.28
Time deposits	366,421	3,929	4.30	160,279	529	1.32
Borrowed funds	43,183	331	3.07	34,062	192	2.27
Total interest-bearing liabilities	1,248,205	9,740	3.13	1,029,749	1,156	0.45
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	21,104			22,647
Noninterest-bearing deposits	676,358			807,558
Stockholders’ equity	238,684			208,264
Total liabilities and stockholders’ equity	$2,184,351			$2,068,218

Net interest spread			5.33%			6.84%
Net interest income		$35,340			$35,400
Net interest margin (3)			6.63%			7.06%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended June 30, 2023 and 2022, SBA-PPP loans and credit card loans collectively accounted for 257 and 320 basis points of the reported net interest margin, respectively.

The net interest margin decreased 43 basis points to 6.63% for the three months ended June 30, 2023 from the same period in 2022 as the increase in the costs of deposits, including money market accounts and time deposits, outpaced the increase in portfolio loan yields, including credit cards. Further, SBA-PPP income totaled $1.1 million for the three months ended June 30, 2022 with no comparable amount in 2023. Net interest margin, excluding credit card and SBA-PPP loans, increased to 4.06% for the three months ended June 30, 2023, compared to 3.86% for the same period in 2022.
For the three months ended June 30, 2023, average interest earning assets increased $125.0 million, or 6.2%, to $2.1 billion as compared to the same period in 2022, and the average yield on interest earning assets increased 117 basis points. Compared to the same period in the prior year, average interest-

bearing liabilities increased $218.5 million, or 21.2%, and the average cost of interest-bearing liabilities increased to 3.13%, a 268 basis point increase from 0.45%.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$64,494	$1,348	4.21%	$208,043	$530	0.51%
Federal funds sold	1,845	38	4.15	3,148	2	0.13
Investment securities	264,817	2,643	2.01	197,965	1,149	1.17
Restricted investments	5,757	201	7.04	3,810	83	4.39
Loans held for sale	5,878	188	6.45	12,467	245	3.96
SBA-PPP loans receivable	1,953	15	1.55	55,917	3,186	11.49
Portfolio loans receivable(2)	1,775,809	84,063	9.55	1,519,857	65,762	8.73
Total interest earning assets	2,120,553	88,496	8.42	2,001,207	70,957	7.15
Noninterest earning assets	43,858			61,533
Total assets	$2,164,411			$2,062,740

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$196,782	$137	0.14%	$276,490	$74	0.05%
Savings	6,160	3	0.10	9,098	3	0.07
Money market accounts	615,247	9,998	3.28	552,858	697	0.25
Time deposits	343,065	7,025	4.13	165,485	1,073	1.31
Borrowed funds	80,573	1,506	3.77	34,062	379	2.24
Total interest-bearing liabilities	1,241,827	18,669	3.03	1,037,993	2,226	0.43
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	21,726			23,397
Noninterest-bearing deposits	665,253			795,221
Stockholders’ equity	235,605			206,129
Total liabilities and stockholders’ equity	$2,164,411			$2,062,740

Net interest spread			5.39%			6.72%
Net interest income		$69,827			$68,731
Net interest margin (3)			6.64%			6.93%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the six months ended June 30, 2023 and 2022, SBA-PPP loans and credit card loans collectively accounted for 270 and 309 basis points of the reported net interest margin, respectively.

The net interest margin decreased 29 basis points to 6.64% for the six months ended June 30, 2023 from the same period in 2022. Net interest margin, excluding credit card and SBA-PPP loans, was 3.94% for the six months ended June 30, 2023, compared to 3.84% for the same period in 2022.
For the six months ended June 30, 2023, average interest earning assets increased $119.3 million, or 6.0%, to $2.1 billion as compared to the same period in 2022, and the average yield on interest earning assets increased 127 basis points. Compared to the same period in the prior year, average interest-

bearing liabilities increased $203.8 million, or 19.6%, while the average cost of interest-bearing liabilities increased 260 basis points to 3.03% from 0.43%.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Compared to			Compared to
	June 30, 2022			June 30, 2022
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$(1,677)	$1,981	$304	$(2,997)	$3,815	$818
Federal funds sold	—	18	18	(27)	63	36
Investment securities	198	289	487	666	828	1,494
Restricted stock	6	23	29	68	50	118
Loans held for sale	(69)	46	(23)	(211)	154	(57)
SBA-PPP loans	(105)	(1,008)	(1,113)	(415)	(2,756)	(3,171)
Portfolio loans excluding credit card loans	4,683	5,698	10,381	8,597	9,940	18,537
Credit card loans	(1,873)	314	(1,559)	(3,122)	2,886	(236)
Total interest income	1,163	7,361	8,524	2,559	14,980	17,539

Interest Expense:
Interest-bearing demand accounts	(17)	46	29	(55)	118	63
Savings	(1)	2	1	(1)	1	—
Money market accounts	512	4,503	5,015	1,015	8,286	9,301
Time deposits	2,210	1,190	3,400	3,637	2,315	5,952
Borrowed funds	70	69	139	870	257	1,127
Total interest expense	2,774	5,810	8,584	5,466	10,977	16,443
Net interest income	$(1,611)	$1,551	$(60)	$(2,907)	$4,003	$1,096

When comparing the three months ended June 30, 2023 to the same period in 2022, the greatest positive impact to total interest income was the increased market interest rates affecting some interest earning assets. The year-over-year rate change on SBA-PPP loans is a result of the change in the magnitude of loans forgiven by the SBA in each period. During the three months ended June 30, 2022, $35.2 million of SBA-PPP loans were forgiven by the SBA which accelerated the recognition of $1.0 million of deferred fee income. In comparison, during the three months ended June 30, 2023, $0.9 million of SBA-PPP loan principal was forgiven and $2 thousand of income was recognized. The loan portfolio, excluding credit cards, continued to experience growth through the three months ended June 30, 2023, which contributed an additional $10.4 million in interest income. On a standalone basis, interest income attributable to the credit card portfolio fell by $1.6 million when comparing the three months ended June 30, 2023 to the three months ended June 30, 2022, primarily due to a decrease in open customer accounts and corresponding credit card loan balances, due to rising interest rates and late charges which impacted the rate calculation. Increased market interest rates were the primary driver of increased interest expense, with interest expense on money market accounts and time deposits increasing $4.5 million and $1.2 million, respectively, when comparing the three months ended June 30, 2023 to the three months ended June 30, 2022. Volume of time deposits contributed an additional $2.2 million to the increase in interest expense.

When comparing the six months ended June 30, 2023 to the same period in 2022, the greatest positive impact to total interest income was the effect of increases in market interest rates on some interest earning assets. Growth in portfolio loan volumes contributed $8.6 million to the increase in net interest income, while the heightened interest rates on portfolio loans contributed $9.9 million for the six months ended June 30, 2023 compared to the same period in the prior year. During the six months ended June 30, 2022, $92.4 million of SBA-PPP loans were forgiven by the SBA which accelerated the recognition of $2.9 million of deferred fee income. In comparison, during the three months ended June 30, 2023, $1.1 million of SBA-PPP loan principal was forgiven and $5 thousand of income was recognized. Increased interest rates also contributed $11.0 million to increased interest expense comparing the six months ended June 30, 2023 to the same period in 2022, driven by the impact of rates on money market accounts and time deposits of $8.3 million and $2.3 million, respectively, substantially offsetting the increase in total interest income.
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
For the three months ended June 30, 2023, the provision for credit losses was $2.9 million, an increase of $0.8 million from the same period in 2022. Contributors to the increase in the provision were loan portfolio growth and change in credit card mix from fully secured to partially or fully unsecured. Net charge-offs for the three months ended June 30, 2023 were $1.6 million, or 0.35% on an annualized basis of average portfolio loans, compared to $0.9 million, or 0.23% on an annualized basis of average portfolio loans for the same period in 2022. Of the $1.6 million in net charge-offs during the quarter, $1.5 million related to secured and partially secured cards in the credit card portfolio and $0.1 million related to unsecured cards.
For the six months ended June 30, 2023, the provision for credit losses was $4.5 million, an increase of $1.5 million from the same period in 2022, attributable primarily to the credit card portfolio. Net charge-offs for the six months ended June 30, 2023, were $4.2 million, or 0.48% on an annualized basis of average portfolio loans, compared to $1.7 million, or 0.23% on an annualized basis of average portfolio loans, for the same period in 2022. The $4.2 million in net charge-offs during the six months ended June 30, 2023 was comprised primarily of credit card portfolio net charge-offs with $2.6 million related to secured and partially secured cards while $0.7 million was related to unsecured cards.
Although the majority of OpenSky® credit cards are secured, losses may occur. Some losses result from identity fraud, payment fraud and funding fraud. In addition, losses are sometimes incurred when customers exceed established credit limits as a consequence of certain VISA membership policies that allow cardholders to incur certain charges, such as, for example, rental car charges, gas station charges and hotel deposits, that may exceed card limits. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments.
The ACL as a percent of portfolio loans was 1.50% at June 30, 2023. The ACL at December 31, 2022, prior to the adoption of CECL, represented 1.53% of portfolio loans. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at June 30, 2023 in “Financial Condition - Allowance for Credit Losses.”

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,			Six Months Ended June 30, 2023
	2023	2022	% Change	2023	2022	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$245	$183	33.9%	$474	$346	37.0%
Credit card fees	4,706	6,210	(24.2)	8,916	12,134	(26.5)
Mortgage banking revenue	1,332	1,528	(12.8)	2,487	3,318	(25.0)
Other income	404	441	(8.4)	836	852	(1.9)
Total noninterest income	$6,687	$8,362	(20.0)%	$12,713	$16,650	(23.6)%
For the three months ended June 30, 2023, credit card fees of $4.7 million declined by $1.5 million as compared to the three months ended June 30, 2022, as other fees, including statement fees, and interchange income declined. For the six months ended June 30, 2023, credit card fees of $8.9 million decreased $3.2 million as compared to the six months ended June 30, 2022, as other fees, including statement fees, and interchange income declined. Further, the number of open customer accounts declined to 540,058 at June 30, 2023 from 616,435 at June 30, 2022.
The Bank’s Capital Bank Home Loan division experienced a decline of 27.2% in mortgage originations during the three months ended June 30, 2023 when compared to the year earlier. A rising interest rate environment continues to dampen home loan sales and home loan refinances which resulted in origination volumes decreasing $22.9 million, to $61.5 million, in the second quarter of 2023, when compared to $84.4 million in the second quarter of 2022. Gain on sale margins increased from 2.14% for the three months ended June 30, 2022, to 2.56% for the three months ended June 30, 2023. Historically-low housing inventory, shortages in new home building materials, and increasing interest rates are likely to continue suppressing origination volumes.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $1.2 million at June 30, 2023 and December 31, 2022. The Bank did not repurchase any loans during the three and six months ended June 30, 2023 or 2022. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,			Six Months Ended June 30, 2023
	2023	2022	% Change	2023	2022	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$12,143	$10,071	20.6%	$24,697	$20,381	21.2%
Occupancy and equipment	1,536	1,313	17.0	2,749	2,339	17.5
Professional services	2,608	2,417	7.9	4,982	4,738	5.1
Data processing	6,559	7,266	(9.7)	13,089	15,542	(15.8)
Advertising	2,646	2,223	19.0	3,163	3,862	(18.1)
Loan processing	660	335	97.0	1,009	727	38.8
Other real estate expense, net	—	—		6	—
Other operating	3,440	3,505	(1.9)	6,119	6,643	(7.9)
Total noninterest expense	$29,592	$27,130	9.1	$55,814	$54,232	2.9
Noninterest expense was $29.6 million for the three months ended June 30, 2023, as compared to $27.1 million for the three months ended June 30, 2022, an increase of $2.5 million, or 9.1%. Salaries and employee benefits increased by $2.1 million, or 20.6%, due in part to growth in headcount in the Commercial Bank segment during the three months ended June 30, 2023. Data processing expenses decreased $0.7 million for the three months ended June 30, 2022, which was attributable primarily to fewer credit card accounts when compared to the same period in 2022.
Noninterest expense was $55.8 million for the six months ended June 30, 2023, as compared to $54.2 million for the six months ended June 30, 2022, an increase of $1.6 million, or 2.9%. Salaries and employee benefits increased by $4.3 million, or 21.2%, due in part to growth in headcount in the Commercial Bank segment during the six months ended June 30, 2023 compared to the same prior year period. Data processing expenses decreased $2.5 million, which was the result of a contract renegotiation entered into during the first quarter of 2022 and fewer credit card accounts when compared to 2022. Advertising expense for the six months ended June 30, 2023 was $3.2 million, which is $0.7 million less than the expense incurred during the six months ended June 30, 2022. The difference was primarily the result of lower marketing costs for the Commercial Bank segment.
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
Income tax expense was $2.3 million and $5.2 million for the three and six months ended June 30, 2023 compared to $3.1 million and $6.4 million for the same periods, respectively, in 2022. Our effective tax rates increased from 21.2% for the three months ended June 30, 2022 to 23.6% for the three months ended June 30, 2023, and from 22.9% to 23.3% for the six months ended June 30, 2023, primarily attributable to the application of differing state income tax rates.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Total assets	$2,227,866	$2,123,655	$104,211	4.9%
Investment securities available for sale	208,464	252,481	(44,017)	(17.4)
Loans held for sale	10,146	7,416	2,730	36.8
U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”) loans receivable, net of fees and costs	1,090	2,163	(1,073)	(49.6)
Portfolio loans receivable, net of deferred fees and costs	1,837,041	1,728,592	108,449	6.3
Total deposits	1,934,361	1,758,072	176,289	10.0
Borrowings	34,062	119,062	(85,000)	(71.4)
Total stockholders’ equity	237,435	224,015	13,420	6.0
Equity to total assets at end of period	10.7%	10.5%		1.9
Weighted average number of basic shares outstanding	14,025	14,007		0.1
Weighted average number of diluted shares outstanding	14,059	14,313		(1.8)
Total assets at June 30, 2023 increased $104.2 million from the balance at December 31, 2022. Net portfolio loans, which exclude mortgage loans held for sale and SBA-PPP loans, totaled $1.8 billion as of June 30, 2023, an increase of $108.4 million, or 6.3%, from $1.7 billion at December 31, 2022, as well as an increase in the loans held for sale portfolio of $2.7 million. Increases in portfolio loans receivable and loans held for sale were offset by a decrease in SBA-PPP loans of $1.1 million when comparing the period end balances at June 30, 2023 to December 31, 2022.
Investment Securities
The Company uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held to maturity or available for sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available for sale and carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. As of June 30, 2023, all securities were classified as available for sale.
To supplement interest income earned on our loan portfolio, the Company invests in U.S. Treasuries, high-quality mortgage-backed securities, government agency bonds, asset-backed securities and high-quality municipal and corporate bonds.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at June 30, 2023 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
June 30, 2023	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$30,030	1.67%	$105,657	1.21%	$35,876	1.35%	$—	—%	$171,563	$156,146	1.32%
Municipal	—	—	—	—	507	2.54	10,302	1.91	10,809	8,350	1.94
Corporate bonds	—	—	—	—	5,000	4.31	—	—	5,000	4,355	4.31
Asset-backed securities	—	—	—	—	—	—	7,489	3.31	7,489	7,297	3.31
Mortgage-backed securities	—	—	10,037	5.10	13,097	2.93	11,948	2.92	35,082	32,316	3.55
Total	$30,030	1.67%	$115,694	1.55%	$54,480	2.01%	$29,739	2.67%	$229,943	$208,464	1.82%
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

	As of June 30, 2023
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$121,990	$195,441	$106,015	$131,687	$555,133
Commercial	132,553	267,787	270,749	3,052	674,141
Construction	201,586	48,514	8,300	—	258,400
Commercial and industrial	69,079	83,809	65,511	15,199	233,598
Credit card	122,925	—	—	—	122,925
Other consumer	333	396	458	—	1,187
Total portfolio loans, gross	$648,466	$595,947	$451,033	$149,938	$1,845,384

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$238,191	$194,952	$433,143
Commercial			366,743	174,845	541,588
Construction			13,643	43,171	56,814
Commercial and industrial			111,241	53,278	164,519
Other consumer			817	38	855
Total portfolio loans, gross			$730,635	$466,284	$1,196,919
In addition to the portfolio loans shown above, gross SBA-PPP loans receivable, which totaled $1.1 million at June 30, 2023, mature in the one to five year time-frame and carry a fixed rate of interest.
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
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, customer bankruptcy and lack of assets, and/or collateral deficiencies. Consumer credit card balances are moved into the charge off queue after they become more than 90 days past due and are charged off not later than 120 days after they become past due. Otherwise, loans that are past due for 180 days or more are charged off unless the loan is well secured and in the process of collection.
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
From a credit risk standpoint, we grade watchlist and problem loans into one of five credit quality indicators: pass/watch, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with each loan. Credit ratings are reviewed regularly and adjusted regularly to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our lending policy requires the routine monitoring of past due reports, daily overdraft reports, monthly maturing loans, monthly risk rating reports and internal loan review reports. The lending and credit management of the Bank meet periodically to review loans rated pass/watch. The focus of each meeting is to identify and promptly determine any necessary required action within this loan population, which consists of loans that, although considered satisfactory and performing to terms, may exhibit special risk features that warrant management’s attention.
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
At June 30, 2023, the recorded investment in individually assessed loans was $15.7 million, requiring a specific reserve of $0.3 million. At December 31, 2022, prior to the adoption of CECL, the Company carried a recorded investment in impaired loans of $9.4 million, $0.5 million of which required a specific reserve of $0.4 million. Of the $15.7 million of individually assessed loans at June 30, 2023, a single loan, which is believed to be well-collateralized, accounted for $8.2 million.
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
The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans (1)
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Real estate:
Residential	0.98%	1.13%	2.27%	0.88%	43%	128%
Commercial	1.51	1.22	0.09	0.24	1,751	518
Construction	0.72	1.59	0.79	1.19	92	133
Commercial	1.84	1.33	0.21	0.32	888	417
Credit card	4.64	4.73	—	—	—	—
Other consumer	1.43	0.88	—	—	—	—
Total	1.50%	1.53%	0.85%	0.56%	175%	270%
_____________
(1)Allowance calculation excludes SBA-PPP loans.

Total charge-offs for the quarters ended June 30, 2023 and June 30, 2022 were primarily due to credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. Commercial real estate loans experienced charge-offs for the six months ended June 30, 2023 of $0.9 million. There were no charge-offs for the commercial loan portfolio for the quarter ended June 30, 2023. There were no charge-offs for the commercial loan portfolio for the six months ended June 30, 2022. The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three months ended
	June 30, 2023			June 30, 2022
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$—	$561,565	—%	$—	$420,984	—%
Commercial	—	651,655	—	—	571,131	—
Construction	—	256,521	—	—	241,278	—
Commercial	—	218,800	—	—	173,706	—
Credit card	1,583	110,574	1.43	868	124,548	0.70
Other consumer	—	1,685	—	—	1,024	—
Total	$1,583	$1,800,800	0.09%	$868	$1,532,671	0.06%

	Six months ended
	June 30, 2023			June 30, 2022
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$—	$541,197	—%	$—	$413,088	—%
Commercial	—	652,310	—	—	563,071	—
Construction	—	251,881	—	—	247,572	—
Commercial	933	215,120	0.43	—	170,638	—
Credit card	3,283	113,197	2.90	1,749	124,735	1.40
Other consumer	—	2,104	—	—	753	—
Total	$4,216	$1,775,809	0.24%	$1,749	$1,519,857	0.12%

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

	June 30, 2023		December 31, 2022
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,419	19%	$5,481	21%
Commercial	10,188	37%	8,098	31%
Construction	1,868	7%	3,782	14%
Commercial and Industrial	4,296	16%	2,935	11%
Credit card	5,707	21%	6,078	23%
Other consumer	17	—%	11	—%
Total allowance for credit losses	$27,495	100%	$26,385	100%
_______________
(1)Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.
Total Liabilities
Total liabilities at June 30, 2023 increased $90.8 million from December 31, 2022, primarily due to growth in the deposit portfolio of $176.3 million, partially offset by an $85.0 million reduction in Federal Home Loan Bank advances,
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of low cost deposits. As of June 30, 2023 and December 31, 2022, our credit card customers accounted for $186.6 million and $187.4 million, or 26.9% and 27.8%, respectively, of our total noninterest-bearing deposit balances.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2023		For the Year Ended December 31, 2022
	Average Balance	Average Rate(1)	Average Balance	Average Rate
(in thousands)
Interest-bearing demand accounts	$196,782	0.14%	$253,923	0.07%
Savings	6,160	0.10	553,388	0.82
Money market accounts	615,247	3.28	8,917	0.06
Time deposits	343,065	4.13	165,854	1.75
Total interest-bearing deposits	1,161,254	2.98	982,082	0.77
Noninterest-bearing demand accounts	665,253		781,971
Total deposits	$1,826,507	1.89%	$1,764,053	0.43%
(1) Annualized
Deposit costs increased 146 basis points during the six months ended June 30, 2023 owing in large part to a series of interest rate increases implemented by the Federal Reserve beginning in early 2022. Average noninterest-bearing deposit balances decreased $116.7 million when compared to December 31, 2022, largely due to the decision by some depositors to move balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts.
The following table presents the maturities of our certificates of deposit as of June 30, 2023.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$—	$5,420	$47,423	$64,634	$117,477
Less than $250,000	1,541	7,527	162,673	71,955	243,696
Total	$1,541	$12,947	$210,096	$136,589	$361,173
At June 30, 2023 the Company had $361.2 million in total time deposits, an increase of $67.8 million from year end December 31, 2022. Total brokered time deposits of $128.7 million at June 30, 2023 decreased $3.2 million from $131.8 million at December 31, 2022. Total brokered time deposits as a percentage of total deposits was 6.7% at June 30, 2023.
As of June 30, 2023 and December 31, 2022, based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $860.4 million or 44.5% and $784.6 million or 44.6%, respectively, of the deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Deposits securing our OpenSky® card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of June 30, 2023, these deposits represented 10% and 17% of deposits, respectively. As of December 31, 2022, these concentrations were 11% and 13% of deposits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Despite the uncertain market conditions during the first quarter following the closures of Silicon Valley Bank and Signature bank, our total borrowings decreased during the six months ended June 30, 2023 to $34.1 million from $119.1 million at December 31, 2022 as our deposits increased during the quarter.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2023, approximately $525.9 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $381.6 million. As of June 30, 2023, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2023, we had $22.0 million in outstanding advances and $359.6 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At June 30, 2023, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At June 30, 2023, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act, payable quarterly. As of June 30, 2023, the rate for the Floating Rate Debentures was 7.42%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $21.8 million as of June 30, 2023. Certain commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). We have pledged $150.0 million of U.S. Treasuries securities to the Federal Reserve Bank which gives rise to $150.0 million of borrowing capacity. We maintain these borrowing arrangements to meet liquidity needs pursuant to our contingency funding plan. There were no outstanding balances on these lines at June 30, 2023.
The Company also has available lines of credit of $76.0 million with other correspondent banks at June 30, 2023, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at June 30, 2023.
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
As of June 30, 2023, we had $359.6 million of available borrowing capacity from the FHLB, $21.8 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program and available lines of credit of $76.0 million with other correspondent banks. At June 30, 2023, the Company also had $150.0 million available through the BTFP, which provides funding collateralized by designated investment securities. The BTFP was established in March 2023 to make additional funding available to banks to ensure they could meet the needs of depositors and to eliminate the need for banks to sell securities in times of stress. There were no borrowings outstanding under this facility at the end of the current period. Cash and cash equivalents were $119.3 million at June 30, 2023.
Capital Resources
Stockholders’ equity increased $13.4 million for the period ended June 30, 2023 compared to December 31, 2022 largely due to net income of $17.1 million for the six months ended June 30, 2023. Shares repurchased during the three months ended June 30, 2023 as part of the Company’s stock repurchase program totaled 138,407 shares at an average price of $16.72, for a total cost of $2.3 million including commissions. Shares repurchased during the six months ended June 30, 2023 as part of the Company’s stock repurchase program totaled 285,344 shares at an average price of $17.65, for a total cost of $5.0 million including commissions.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.93% at June 30, 2023 and 10.22% at December 31, 2022.
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
As of June 30, 2023, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$253,486	11.50%	$88,161	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	253,486	14.96	101,647	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	253,486	14.96	76,235	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	284,752	16.81	135,529	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$210,202	9.77%	$86,017	4.00%	$107,521	5.00%
Tier 1 capital (to risk-weighted assets)	210,202	12.82	98,378	6.00	131,171	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	210,202	12.82	73,784	4.50	106,577	6.50
Total capital ratio (to risk-weighted assets)	230,789	14.08	131,171	8.00	163,964	10.00

December 31, 2022
The Company
Tier 1 leverage ratio (to average assets)	$242,829	11.24%	$86,442	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	242,829	15.13	96,315	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	240,767	15.00	72,237	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	262,217	16.33	128,421	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$199,846	9.47%	$84,416	4.00%	$105,521	5.00%
Tier 1 capital (to risk-weighted assets)	199,846	12.95	92,574	6.00	123,432	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	199,846	12.95	69,431	4.50	100,289	6.50
Total capital ratio (to risk-weighted assets)	219,234	14.21	123,432	8.00	154,290	10.00
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

	As of June 30, 2023	As of December 31, 2022
(in thousands)
Unfunded lines of credit	$321,354	$345,063
Letters of credit	4,641	5,105
Commitment to fund other investments	3,874	4,365
Total credit extension commitments	$329,869	$354,533
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
Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by our board of directors. The ALCO formulates strategies based on perceived levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook for interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest-bearing liabilities and an interest rate shock simulation model.
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

INTEREST SENSITIVITY GAP

June 30, 2023	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	368,620	$428,785	$267,610	1,065,015	$755,767	$1,820,782
Securities	11,668	1,068	34,811	47,547	164,720	212,267
Interest-bearing deposits at other financial institutions	100,288	—	—	100,288	18,674	118,962
Federal funds sold	376	—	—	376	—	376
Total earning assets	$480,952	$429,853	$302,421	$1,213,226	$939,161	$2,152,387

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$13,022	$26,044	$117,198	156,264	$723,795	$880,059
Time deposits	4,740	9,748	265,477	279,965	81,208	361,173
Total interest-bearing deposits	17,762	35,792	382,675	436,229	805,003	1,241,232
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest-bearing liabilities	$17,762	$35,792	$382,675	$436,229	$839,065	$1,275,294

Period gap	$463,190	$394,061	$(80,254)	$776,997	$100,096	$877,093
Cumulative gap	$463,190	$857,251	$776,997	$776,997	$877,093
Ratio of cumulative gap to total earning assets	21.52%	39.83%	36.10%	36.10%	40.75%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2023:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2023	(5.4)%	(4.9)%	(2.8)%	0.0%	2.8%	5.7%	8.5%
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
The following table illustrates the results of our EVE analysis as of June 30, 2023.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
June 30, 2023	(5.4)%	(1.9)%	(0.6)%	0.0%	(0.4)%	(1.0)%	(1.1)%

Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes, in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any material legal proceedings.
Item 1A. RISK FACTORS.
There are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Form 10-Q for the first quarter of 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended June 30, 2023.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock or 500,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). On April 13, 2023, the Company announced approval of up to an additional $5.0 million or 175,000 shares of Common Stock incremental to the July 2022 announcement. The program will expire on December 31, 2024. There were no stock repurchases by the Company under the repurchase program announced on July 25, 2022, prior to the quarter ended March 31, 2023. During the three months ended June 30, 2023, the Company repurchased Common Stock under the stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	45,685	$16.44	192,622	$11,528,830
May 1, 2023 to May 31, 2023	62,757	16.36	255,379	10,501,890
June 1, 2023 to June 30, 2023	29,965	17.92	285,344	9,964,939

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 23, 2023).
10.1	Employment Agreement, dated June 26, 2023, between Capital Bank, N.A. and Jennings “Jay” Walker (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 13, 2023).
10.2	Amendment to Employment Agreement, dated April 13, 2023, between Capital Bank, N.A. and Steven Poynot (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 13, 2023).
10.3	Amendment to Employment Agreement, dated April 13, 2023, between Capital Bank, N.A. and Scot R. Browning (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2023).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended June 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    CAPITAL BANCORP, INC.

Date: August 9, 2023        /s/ Ed Barry
                Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: August 9, 2023        /s/ Jay Walker
                Jay Walker
Chief Financial Officer
(Principal Financial and Accounting Officer)

