Form 10-Q
period 2023-09-30
Capital Bancorp Inc
filed 2023-11-09
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2023         OR
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

As of November 7, 2023, the Company had 13,894,419 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands except share data)	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$13,767	$19,963
Interest-bearing deposits at other financial institutions	130,428	39,764
Federal funds sold	1,957	20,688
Total cash and cash equivalents	146,152	80,415
Investment securities available for sale	206,055	252,481
Restricted investments	4,340	7,362
Loans held for sale	4,843	7,416
U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”) loans receivable, net of fees and costs	750	2,163
Portfolio loans receivable, net of deferred fees and costs	1,861,929	1,728,592
Less allowance for credit losses	(28,279)	(26,385)
Total portfolio loans held for investment, net	1,833,650	1,702,207
Premises and equipment, net	5,297	3,386
Accrued interest receivable	11,231	9,489
Deferred tax asset	13,644	13,777
Bank owned life insurance	37,315	36,524
Other assets	9,207	8,435
Total assets	$2,272,484	$2,123,655

Liabilities
Deposits
Noninterest-bearing	$680,803	$674,313
Interest-bearing	1,287,185	1,083,759
Total deposits	1,967,988	1,758,072
Federal Home Loan Bank advances	22,000	107,000
Other borrowed funds	12,062	12,062
Accrued interest payable	5,204	1,031
Other liabilities	22,352	21,475
Total liabilities	2,029,606	1,899,640

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,896,062 issued and outstanding at September 30, 2023; 14,138,829 issued and outstanding at December 31, 2022	139	141
Additional paid-in capital	54,549	58,190
Retained earnings	206,033	182,435
Accumulated other comprehensive loss	(17,843)	(16,751)
Total stockholders' equity	242,878	224,015
Total liabilities and stockholders' equity	$2,272,484	$2,123,655

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2023	2022	2023	2022
Interest income
Loans, including fees	$45,385	$36,451	$129,651	$105,645
Investment securities available for sale	1,089	1,362	3,732	2,510
Federal funds sold and other	1,267	527	2,854	1,143
Total interest income	47,741	38,340	136,237	109,298

Interest expense
Deposits	10,703	1,386	27,866	3,234
Borrowed funds	228	277	1,734	656
Total interest expense	10,931	1,663	29,600	3,890

Net interest income	36,810	36,677	106,637	105,408
Provision for credit losses	2,280	1,260	6,802	4,247
Provision for credit losses on unfunded commitments	24	—	5	—
Net interest income after provision for credit losses	34,506	35,417	99,830	101,161

Noninterest income
Service charges on deposits	250	199	724	545
Credit card fees	4,387	5,524	13,303	17,658
Mortgage banking revenue	1,243	969	3,730	4,312
Other income	446	416	1,282	1,296
Total noninterest income	6,326	7,108	19,039	23,811

Noninterest expenses
Salaries and employee benefits	12,419	10,747	37,116	31,129
Occupancy and equipment	1,351	1,138	4,100	3,476
Professional fees	2,358	3,848	7,340	8,586
Data processing	6,469	7,178	19,558	22,721
Advertising	1,565	1,632	4,728	5,494
Loan processing	426	625	1,435	1,352
Foreclosed real estate expenses (income), net	1	—	7	(183)
Other operating	3,457	2,926	9,576	9,804
Total noninterest expenses	28,046	28,094	83,860	82,379
Income before income taxes	12,786	14,431	35,009	42,593
Income tax expense	2,998	3,336	8,168	9,779
Net income	$9,788	$11,095	$26,841	$32,814

Basic earnings per share	$0.70	$0.79	$1.91	$2.34
Diluted earnings per share	$0.70	$0.77	$1.90	$2.29

Weighted average common shares outstanding:
Basic	13,932,848	14,030,408	14,038,230	14,008,885
Diluted	14,023,906	14,374,980	14,111,887	14,328,602

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$9,788	$11,095	$26,841	$32,814

Other comprehensive income (loss):
Unrealized loss on investment securities available for sale	(1,820)	(5,684)	(883)	(22,026)
Income tax benefit (expense) relating to the items above	28	1,437	(209)	5,519
Other comprehensive loss	(1,792)	(4,247)	(1,092)	(16,507)
Comprehensive income	$7,996	$6,848	$25,749	$16,307

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2021	13,962,334	$140	$54,306	$144,533	$(1,076)	$197,903
Net income	—	—	—	10,211	—	10,211
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(6,747)	(6,747)
Stock options exercised, net of shares withheld for purchase price	27,028	—	339	(95)	—	244
Shares issued as compensation	11,158	—	164	—	—	164
Stock-based compensation	—	—	417	—	—	417
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, March 31, 2022	14,000,520	$140	$55,226	$153,949	$(7,823)	$201,492
Net income	—	—	—	11,508	—	11,508
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(5,513)	(5,513)
Stock options exercised, net of shares withheld for purchase price	6,638	—	84	(7)	—	77
Shares issued as compensation	3,000	—	37	—	—	37
Stock-based compensation	—	—	415	—	—	415
Cash dividends to stockholders ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, June 30, 2022	14,010,158	$140	$55,762	$164,750	$(13,336)	$207,316
Net income	—	—	—	11,095	—	11,095
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(4,247)	(4,247)
Stock options exercised, net of shares withheld for purchase price	28,441	—	355	(87)	—	268
Shares issued as compensation	—	—	—	—	—	—
Stock-based compensation	—	—	415	—	—	415
Cash dividends to stockholders ($0.06 per share)	—	—	—	(842)	—	(842)
Balance, September 30, 2022	14,038,599	$140	$56,532	$174,916	$(17,583)	$214,005

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2022	14,138,829	$141	$58,190	$182,435	$(16,751)	$224,015
Cumulative effect adjustment due to adoption of the CECL standard	—	—	—	(29)	—	(29)
Net income	—	—	—	9,735	—	9,735
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	2,792	2,792
Stock options exercised, net of shares withheld for purchase price	63,064	1	782	(194)	—	589
Shares issued as compensation	28,081	—	585	(39)	—	546
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(850)	—	(850)
Shares repurchased and retired	(146,937)	(1)	(2,718)			(2,719)
Balance, March 31, 2023	14,083,037	$141	$57,277	$191,058	$(13,959)	$234,517
Net income	—	—	—	7,318	—	7,318
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(2,092)	(2,092)
Stock options exercised, net of shares withheld for purchase price	34,687	—	429	(6)	—	423
Shares issued as compensation	2,097	—	26	(37)	—	(11)
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(843)	—	(843)
Shares repurchased and retired	(138,407)	(1)	(2,314)	—	—	(2,315)
Balance, June 30, 2023	13,981,414	$140	$55,856	$197,490	$(16,051)	$237,435
Net income	—	—	—	9,788	—	9,788
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(1,792)	(1,792)
Stock options exercised, net of shares withheld for purchase price	12,244	—	153	(130)	—	23
Stock-based compensation	—	—	441	—	—	441
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,115)	—	(1,115)
Shares repurchased and retired	(100,575)	(1)	(1,901)	—	—	(1,902)
Balance, September 30, 2023	13,893,083	$139	$54,549	$206,033	$(17,843)	$242,878

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$26,841	$32,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,802	4,247
Provision for credit losses on unfunded commitments	5	—
Provision for mortgage put-back reserve, net	12	6
Net amortization on investments	82	520
Premises and equipment depreciation	235	283
Lease asset amortization	396	807
Increase in cash surrender value of BOLI	(791)	(761)
Executive long-term incentive plan expense	297	436
Stock-based compensation expense	1,317	1,247
Director and employee compensation paid in Company stock	535	201
Deferred income tax (benefit) expense	(76)	1,264
Loss on marketable equity securities	—	13
Valuation decrease on derivatives	8	5
Gain on sale of foreclosed real estate	—	(20)
Increase (decrease) in valuation of loans held for sale carried at fair value	6	(4,312)
Proceeds from sales of loans held for sale	144,871	269,446
Originations of loans held for sale	(142,304)	(256,020)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,742)	11
Increase (decrease) in taxes payable	450	(282)
Increase in other assets	(781)	(1,880)
Increase in accrued interest payable	4,173	8
Increase (decrease) in other liabilities	889	(2,680)
Net cash provided by operating activities	41,225	45,353

Cash flows from investing activities
Purchases of securities available for sale	—	(113,078)
Proceeds from maturities, calls and paydowns of securities available for sale	45,461	5,368
Net sales (purchases) of restricted investments	3,022	(129)
Net decrease in SBA-PPP loans receivable	1,413	105,623
Net increase in portfolio loans receivable	(139,049)	(127,356)
Net purchases of premises and equipment	(2,542)	(1,020)
Proceeds from sales of foreclosed real estate	—	106
Net cash used in investing activities	(91,695)	(130,486)

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (Continued)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	6,490	18,383
Interest-bearing deposits	203,426	(77,929)
Federal Home Loan Bank repayments	(85,000)	—
Dividends paid	(2,808)	(2,242)
Repurchase of common stock	(6,936)	—
Net proceeds from exercise of stock options	1,035	589
Net cash provided by (used for) financing activities	116,207	(61,199)

Net increase (decrease) in cash and cash equivalents	65,737	(146,332)

Cash and cash equivalents, beginning of year	$80,415	183,395

Cash and cash equivalents, end of period	$146,152	$37,063

Noncash activities:
Change in unrealized losses on investments	$(883)	$(22,026)

Cash paid during the period for:
Taxes	$7,704	$8,797
Interest	$25,427	$3,882

See accompanying Notes to Unaudited Consolidated Financial Statements
8

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
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At September 30, 2023, Church Street Capital had loans totaling $8.0 million with a collectively assessed allowance for credit losses (“ACL”) of $280 thousand. Refer to Note 5 - Portfolio Loans Receivable to the Unaudited Consolidated Financial Statements for further discussion of the consolidated ACL.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no ACL related to the AFS portfolio.
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. For reporting purposes, the Company discontinues the accrual of interest at the earlier of the date any portion of the principal and/or interest is 90 days past due, or at such time as we determine that it is probable that not all principal and interest payments will be collected, and that collateral is insufficient to discharge the debt in full. When the interest accrual is discontinued, all unpaid accrued interest is reversed from income. Generally, interest payments on nonaccrual loans are recorded as a reduction of the principal balance. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, customer bankruptcy and lack of assets, and/or collateral deficiencies.
On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss methodology for determining our provision for credit losses and ACL with an expected loss methodology that is referred to as the Current Expected Credit Loss model (“CECL”). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 “Leases (Topic 842)”.
In addition, ASU 2016-13 made changes to the accounting for AFS debt securities. One such change is to require credit-related impairments to be recognized as an ACL rather than as a write-down of the security’s amortized cost basis when the Company does not intend to sell or believes that the Company will be required to sell the securities prior to recovery of the security’s amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own HTM debt securities. There was no ACL on available for sale securities at September 30, 2023.
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
Quarterly, the Company utilizes a Qualitative Scorecard to consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the quantitative loss estimation process, which may impact expected credit losses. The Qualitative Scorecard evaluates certain risk environments such as economic conditions, changes in the nature and volume of portfolios, changes in experience, depth, and ability of lending management, changes in volume and severity of past due loans and similar conditions, and changes in the value of underlying collateral. The scorecard results help the Company analyze directional consistency to risk conditions and circumstances that should be considered for each loan segment and to refine its estimates of expected credit losses. As of September 30, 2023, there have been no significant changes applied through the Qualitative Scorecard subsequent to implementation on January 1, 2023.
Purchased Credit Deterioration
Upon adoption of ASU 2016-13, loans which were identified as Purchase Credit Impaired under the incurred loss model are identified as Purchased Credit Deteriorated (“PCD”) loans at January 1, 2023 without reassessment. In future acquisitions, the Company may purchase loans, some of which have experienced more than insignificant credit deterioration since origination. In those cases, the Company will consider certain criteria including days past due, accrual status, risk rating, credit mark, and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at the amount paid and the Company will determine the initial ACL required for PCD assets with no impact to earnings. The loan’s purchase price and ACL is then the initial amortized cost basis for PCD loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense.
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
The Company uses regression analysis of historical internal and peer data to determine suitable portfolio segment level loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
For all DCF models, the Company has elected to use a four quarter forecast period across all portfolio segments. After the forecasted period, the models will revert to a long run average of each economic factor over four quarters. The Company uses economic projections from reputable and independent third parties to inform its loss driver forecast over the forecast period.
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
The Company maintains RUC on off-balance sheet credit exposures through a provision reflected in other liabilities. Increases or decreases in the reserve are charged to or released from the provision for credit losses for unfunded commitments in the consolidated statements of income. The provision (credit) for credit losses on off-balance sheet exposures prior to January 1, 2023 was included in other noninterest expense in the consolidated statements of income. The RUC on off-balance credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model based on the segment loss factor and the estimated utilization rate of the unfunded commitments. The Company has analyzed its historic funding behavior at the segment level to determine an expected utilization rate.
The above methodology for determining an appropriate ACL is based on a comprehensive analysis of the loan portfolio in accordance with ASC 326. The analysis considers all significant factors that affect the expected collectability of the portfolio and supports the expected credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment. Additional disclosure on the ACL, and qualitative factors can be found in Part II, Item 1A - Risk Factors and Note 5 - Portfolio Loans Receivable.

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
Loan modifications
Effective January 1, 2023, the Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. From time to time, the Company may elect to modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, to proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. These modifications may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Under ASU 2022-02, modifications to a loan for a borrower experiencing financial difficulty that have occurred in the current reporting period, are disclosed along with the impact of the modifications. During the three and nine months ended September 30, 2023, the Company did not have any such modifications.
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
The Company accounts for derivative instruments and hedging activities according to guidelines established in ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. As of September 30, 2023, there were no derivative instruments held which would require recognition by the Company.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Bank-owned life insurance
The Company had $37.3 million of bank-owned life insurance at September 30, 2023 and $36.5 million at December 31, 2022.
The Company recognized income on bank-owned life insurance, which is included in other noninterest income, of $274 thousand for the three months ended September 30, 2023 and $255 thousand for the three months ended September 30, 2022, and recognized $791 thousand for the nine months ended September 30, 2023 and $761 thousand for the nine months ended September 30, 2022.
Income taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized.
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At September 30, 2023, there were 282 thousand stock options excluded from the calculation as their effect would have been anti-dilutive, whereas at September 30, 2022 there were 141 thousand such options.
Comprehensive loss
The Company reports as comprehensive loss all changes in stockholders' equity during the year from non-stockholder sources. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of September 30, 2023 and December 31, 2022 is as follows:

(in thousands)	September 30, 2023	December 31, 2022
Unrealized losses on securities available for sale	$(23,299)	$(22,416)
Deferred tax benefit	5,456	5,665
Total accumulated comprehensive loss	$(17,843)	$(16,751)
Recently issued accounting pronouncements:
In March 2020, the Financial Accounting Standards Board (“FASB”) released ASU 2020-04 - Reference Rate Reform, Topic 848, which provides temporary guidance to ease the potential accounting burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The new standard is a result of London Interbank Offered Rate (“LIBOR”) likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and an extended sunset date of December 31, 2024 which was extended by ASU 2022-06 issued by FASB in December 2022. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
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
Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of September 30, 2023.
Note 3 - Investment Securities
The amortized cost and estimated fair value of investment securities at September 30, 2023 and December 31, 2022 are summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities (continued)

(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023
U.S. Treasuries	$171,496	$—	$(16,683)	$154,813
Municipal	10,807	—	(2,890)	7,917
Corporate	5,000	—	(660)	4,340
Asset-backed securities	7,318	14	(66)	7,266
Mortgage-backed securities	34,733	—	(3,014)	31,719
Total	$229,354	$14	$(23,313)	$206,055

December 31, 2022
U.S. Treasuries	$215,486	$—	$(16,037)	$199,449
Municipal	10,815	—	(2,803)	8,012
Corporate	5,000	—	(400)	4,600
Asset-backed securities	7,970	—	(259)	7,711
Mortgage-backed securities	35,626	—	(2,917)	32,709
Total	$274,897	$—	$(22,416)	$252,481
There were no securities sold during the nine months ended September 30, 2023 or the nine months ended September 30, 2022. There was no ACL on available for sale securities at September 30, 2023.
Information related to unrealized losses in the investment portfolio as of September 30, 2023 and December 31, 2022 is summarized as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasuries	$—	$—	$154,813	$(16,683)	$154,813	$(16,683)
Municipal	—	—	7,917	(2,890)	7,917	(2,890)
Corporate	—	—	4,340	(660)	4,340	(660)
Asset-backed securities	—	—	5,297	(66)	5,297	(66)
Mortgage-backed securities	—	—	31,719	(3,014)	31,719	(3,014)
Total	$—	$—	$204,086	$(23,313)	$204,086	$(23,313)

December 31, 2022
U.S. Treasuries	$82,102	$(1,396)	$117,347	$(14,641)	$199,449	$(16,037)
Municipal	1,452	(207)	6,560	(2,596)	8,012	(2,803)
Corporate	—	—	4,600	(400)	4,600	(400)
Asset-backed securities	6,156	(237)	1,555	(22)	7,711	(259)
Mortgage-backed securities	22,067	(1,884)	10,642	(1,033)	32,709	(2,917)
Total	$111,777	$(3,724)	$140,704	$(18,692)	$252,481	$(22,416)
At September 30, 2023, there were twenty-four treasury securities, ten municipal securities, five corporate securities, nine mortgage-backed securities, and two asset-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2022, there were sixteen treasury securities, seven municipal securities, five corporate securities, one asset-backed security, and three mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. Management believes that all unrealized losses at September 30, 2023 and December 31, 2022

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities (continued)
resulted from changes in interest rates and current market conditions and not as a result of credit deterioration. Management has the ability and the intent to hold these investment securities until maturity or until they recover in value. Pledged securities totaled $150.0 million at September 30, 2023 and $0 at December 31, 2022.
Contractual maturities of U.S. government and government-sponsored agencies, asset-backed, municipal, corporate and mortgage-backed securities at September 30, 2023 and December 31, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call premiums or prepayment penalties.

	September 30, 2023		December 31, 2022
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$40,024	$39,165	$53,739	$53,204
Over one to five years	110,756	98,920	88,165	82,538
Over five to ten years	26,223	21,524	79,090	68,805
Over ten years	10,300	7,461	10,307	7,514
Asset-backed securities(1)	7,318	7,266	7,970	7,711
Mortgage-backed securities(1)	34,733	31,719	35,626	32,709
Total	$229,354	$206,055	$274,897	$252,481
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - SBA-PPP Loans Receivable

SBA-PPP gross loans receivable totaled $0.8 million at September 30, 2023, and $2.2 million at December 31, 2022, and were all rated as pass credits and were not past due, nonaccrual or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $17 thousand at September 30, 2023 and $31 thousand at December 31, 2022.
SBA-PPP loans generated income of $11 thousand for the three months ended September 30, 2023 and $0.3 million for the three months ended September 30, 2022, of which, earned fees, primarily on loans forgiven by the SBA, represented $9 thousand and $0.2 million of the income, respectively. SBA-PPP loans generated income of $26 thousand for the nine months ended September 30, 2023 and $3.4 million for the nine months ended September 30, 2022, of which, earned fees, primarily on loans forgiven by the SBA, represented $14 thousand and $3.2 million of the income, respectively.
Note 5 - Portfolio Loans Receivable
Major classifications of portfolio loans receivable are as follows:

Portfolio Loan Categories
	September 30, 2023		December 31, 2022
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$558,147	30%	$484,735	28%
Commercial	670,594	35%	664,551	38%
Construction	280,905	15%	238,099	14%
Commercial and Industrial	236,782	13%	220,221	13%
Credit card, net of reserve(1)	122,533	7%	128,434	7%
Other consumer	948	—%	1,179	—%
Portfolio loans receivable, gross	1,869,909	100%	1,737,219	100%
Deferred origination fees, net	(7,980)		(8,627)
Allowance for credit losses	(28,279)		(26,385)
Portfolio loans receivable, net	$1,833,650		$1,702,207
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $14.2 million as of September

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
30, 2023, and $12.3 million as of December 31, 2022, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loans. As of September 30, 2023, there were approximately $305.8 million of owner-occupied commercial real estate loans, representing approximately 16.4% of the loan portfolio. In prior reporting periods, the Company classified certain commercial real estate loans as owner-occupied that should have been classified as non owner-occupied. For the reporting periods ended December 31, 2022 and March 31, 2023, the Company disclosed owner-occupied commercial real estate loans of $387.7 million and $377.4 million, respectively. Based on the revised classification metrics, the correct amount of owner-occupied commercial real estate loans at December 31, 2022 and March 31, 2023 was $300.8 million and $300.0 million, respectively. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders, primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties, although exceptions are sometimes made. Semi-annual stress testing of the construction loan portfolio is conducted, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored against the original underwriting guidelines for construction milestones and completion timelines.
Commercial and Industrial. In addition to other loan products, general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit and other loan products, are offered, primarily in target markets, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower and secondarily, on the underlying collateral provided by the borrower. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment. Personal guaranties from the borrower or other principal are generally obtained.
Credit Cards. Through the OpenSky® credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Approximately $98.1 million and $109.4 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of September 30, 2023 and December 31, 2022, respectively. Unsecured balances were $27.4 million and $26.8 million, respectively, for the same periods.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. There were no loans purchased with credit deterioration during the three and nine months ended September 30, 2023.
During the three months ended September 30, 2023 the Company recorded a $284 thousand increase to the ACL, reflected in “Other”, from residual non-accretable discounts on acquired loans post CECL adoption. The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the three and nine months ended September 30, 2023 and September 30, 2022.

	Beginning Balance, Prior to Adoption of the CECL Standard	Impact of Adopting the CECL Standard	Other	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
(in thousands)
Three Months Ended September 30, 2023
Real estate:
Residential	$5,419	$—	$91	$269	$—	$—	$5,779
Commercial	10,188	—	193	(199)	—	39	10,221
Construction	1,868	—	—	383	—	—	2,251
Commercial and Industrial	4,296	—	—	(35)	(77)	11	4,195
Credit card	5,707	—	—	1,870	(1,753)	—	5,824
Other consumer	17	—	—	(8)	—	—	9
Total	$27,495	$—	$284	$2,280	$(1,830)	$50	$28,279

Nine Months Ended September 30, 2023
Real estate:
Residential	$5,481	$(1,198)	$91	$1,405	$—	$—	$5,779
Commercial	8,098	3,941	193	(2,050)	—	39	10,221
Construction	3,782	(1,973)	—	442	—	—	2,251
Commercial and Industrial	2,935	1,073	—	1,186	(1,020)	21	4,195
Credit card	6,078	(1,045)	—	5,827	(5,036)	—	5,824
Other consumer	11	6	—	(8)	—	—	9
Total	$26,385	$804	$284	$6,802	$(6,056)	$60	$28,279

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

(in thousands)	Beginning Balance	Provision (Release of Provision) for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2022
Real estate:
Residential	$5,863	$106	$—	$—	$5,969
Commercial	8,857	(489)	—	—	8,368
Construction	4,473	(468)	—	—	4,005
Commercial and Industrial	2,457	(262)	—	—	2,195
Credit card	4,759	2,373	(1,596)	8	5,544
Other consumer	10	—	—	—	10
Total	$26,419	$1,260	$(1,596)	$8	$26,091

Nine Months Ended September 30, 2022
Real estate:
Residential	$5,612	$357	$—	$—	$5,969
Commercial	8,566	(198)	—	—	8,368
Construction	4,699	(694)	—	—	4,005
Commercial and Industrial	2,637	(442)	—	—	2,195
Credit card	3,655	5,226	(3,375)	38	5,544
Other consumer	12	(2)	—	—	10
Total	$25,181	$4,247	$(3,375)	$38	$26,091
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
Past due loans, segregated by age and class of loans, as of September 30, 2023 and December 31, 2022 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
September 30, 2023
Real estate:
Residential	$1,761	$264	$11,889	$13,914	$544,233	$558,147	$—	$12,256
Commercial	826	—	582	1,408	669,186	670,594	—	582
Construction	1,512	2,568	2,033	6,113	274,792	280,905	—	2,033
Commercial and Industrial	574	219	353	1,146	235,636	236,782	—	353
Credit card	7,882	7,314	390	15,586	106,947	122,533	390	—
Other consumer	—	—	—	—	948	948	—	—
Total	$12,555	$10,365	$15,247	$38,167	$1,831,742	$1,869,909	$390	$15,224

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2022
Real estate:
Residential	$4	$142	$4,284	$4,430	$480,305	$484,735	$—	$4,288
Commercial	—	—	1,563	1,563	662,988	664,551	—	1,563
Construction	1,164	640	2,837	4,641	233,458	238,099	—	2,837
Commercial and Industrial	117	386	569	1,072	219,149	220,221	—	705
Credit card	8,473	7,455	363	16,291	112,143	128,434	363	—
Other consumer	—	—	—	—	1,179	1,179	—	—
Total	$9,758	$8,623	$9,616	$27,997	$1,709,222	$1,737,219	$363	$9,393
There were $8.8 million and $1.3 million of loans secured by one-to-four family residential properties in the process of foreclosure as of September 30, 2023 and December 31, 2022, respectively.
The following presents the nonaccrual loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans	Total Nonaccrual Loans
(in thousands)

Real estate:
Residential	$11,653	$603	$12,256	$340	$4,288
Commercial	582	—	582	71	1,563
Construction	2,033	—	2,033	82	2,837
Commercial and Industrial	278	75	353	53	705
Total	$14,546	$678	$15,224	$546	$9,393
The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
collateral dependent loans:
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
•Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.

Collateral dependent loans amortized cost
(in thousands)	September 30, 2023
Real estate:
Residential	$12,364
Commercial	2,127
Construction	79
Commercial and Industrial	318
Total	$14,888
Of the collateral dependent loans as of September 30, 2023, a specific reserve of $12 thousand was assessed for commercial and industrial loans.
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
Impaired portfolio loans for the period ended December 31, 2022 were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment Year to Date	Interest Recognized Year to Date
(in thousands)
December 31, 2022

Real estate:
Residential	$4,476	$4,288	$—	$4,288	$—	$4,629	$149
Commercial	1,647	1,563	—	1,563	—	1,656	52
Construction	2,939	2,837	—	2,837	—	2,938	75
Commercial and Industrial	899	247	458	705	372	1,199	77
Total	$9,961	$8,935	$458	$9,393	$372	$10,422	$353
The following tables summarize interest recognized on impaired loans for the period ended September 30, 2022:

Interest Recognized on Impaired Portfolio Loans
	For the For the Three Months Ended September 30, 2022		For the For the Nine Months Ended September 30, 2022
(in thousands)	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Real estate:
Residential	$3,329	$—	$3,341	$—
Commercial	1,643	—	1,650	—
Construction	2,939	—	2,938	—
Commercial and Industrial	1,242	—	1,267	—
Total	$9,153	$—	$9,196	$—
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

September 30, 2023	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential – Real estate
Pass	$110,131	$139,619	$80,143	$79,163	$39,069	$92,404	$—	$540,529
Special Mention	—	—	135	3,693	—	519	—	4,347
Substandard	—	—	—	—	26	13,245	—	13,271
Doubtful	—	—	—	—	—	—	—	—
Total	110,131	139,619	80,278	82,856	39,095	106,168	—	558,147
Commercial – Real estate
Pass	32,279	186,338	157,964	69,462	96,973	118,278	—	661,294
Special Mention	—	6,913	—	—	808	997	—	8,718
Substandard	—	—	—	—	582	—	—	582
Doubtful	—	—	—	—	—	—	—	—
Total	32,279	193,251	157,964	69,462	98,363	119,275	—	670,594
Construction – Real estate
Pass	118,709	73,164	50,359	25,027	7,239	2,470	—	276,968
Special Mention	—	—	1,282	—	—	614	—	1,896
Substandard	—	—	—	—	597	1,444	—	2,041
Doubtful	—	—	—	—	—	—	—	—
Total	118,709	73,164	51,641	25,027	7,836	4,528	—	280,905
Commercial and Industrial
Pass	51,963	79,780	28,847	10,522	18,771	25,579	—	215,462
Special Mention	—	161	17,799	2,434	48	284	—	20,726
Substandard	—	98	251	—	42	203	—	594
Doubtful	—	—	—	—	—	—	—	—
Total	51,963	80,039	46,897	12,956	18,861	26,066	—	236,782
Other consumer
Pass	105	295	160	121	—	267	—	948
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	105	295	160	121	—	267	—	948
Credit card
Ungraded	—	—	—	—	—	—	122,533	122,533
Portfolio loans receivable, gross	$313,187	$486,368	$336,940	$190,422	$164,155	$256,304	$122,533	$1,869,909

September 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Gross Charge-offs
Commercial and Industrial	$—	$77	$—	$—	$943	$—	$—	$1,020
Credit card	—	—	—	—	—	—	5,036	5,036
Total	$—	$77	$—	$—	$943	$—	$5,036	$6,056

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)
The following table presents the balances of classified loans based on credit quality indicator as of December 31, 2022:

(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Ungraded(2)	Total
December 31, 2022
Real estate:
Residential	$469,304	$9,966	$5,465	$—	$—	$484,735
Commercial	657,411	5,577	1,563	—	—	664,551
Construction	235,262	—	2,837	—	—	238,099
Commercial and Industrial	196,381	22,469	1,371	—	—	220,221
Credit card	—	—	—	—	128,434	128,434
Other consumer	1,179	—	—	—	—	1,179
Portfolio loans receivable, gross	$1,559,537	$38,012	$11,236	$—	$128,434	$1,737,219
________________________
(1)     Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch, in addition to credit cards and consumer credits that are not individually graded.
(2) Credit card loans are not individually graded.
Outstanding loan commitments were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Unused lines of credit
Real Estate:
Residential	$16,635	$14,336
Residential - Home Equity	44,069	43,128
Commercial	21,483	36,609
Construction	115,478	93,913
Commercial and Industrial	43,948	45,747
Credit card(1)	115,637	111,227
Other consumer	298	102
Total	$357,548	$345,062

Letters of credit	$4,641	$5,105

________________________
(1)     Outstanding loan commitments in the credit card portfolio include $103.8 million and $106.9 million in secured and partially secured balances as of September 30, 2023 and December 31, 2022, respectively.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable (continued)

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at beginning of period	$888	$1,631	$1,682	$1,736
Impact of adopting the CECL standard on January 1, 2023	—	—	(775)	—
Provision for (reversal of) reserve for unfunded commitments	24	51	5	(54)
Balance at end of period	$912	$1,682	$912	$1,682
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
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at beginning of period	$1,182	$1,166	$1,174	$1,164
Provision for mortgage loan put-back reserve	4	4	12	6
Balance at end of period	$1,186	$1,170	$1,186	$1,170

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

(in thousands)	September 30, 2023	December 31, 2022
Notional amount of open forward sales agreements	$—	$1,750
Fair value of open forward delivery sales agreements	—	9
Notional amount of interest rate lock commitments	—	626
Fair value of interest rate lock commitments	—	1
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
The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 3.65% at September 30, 2023 and 1.94% at December 31, 2022. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of September 30, 2023, the Company’s net lease ROU assets and related lease liabilities were $3.8 million and $4.0 million, respectively, compared to December 31, 2022 balances of $2.1 million of ROU assets and $2.4 million of lease liabilities, and have remaining terms ranging from one to nine years, including extension options that the Company is reasonably certain will be exercised. As of September 30, 2023, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Leases (continued)

(in thousands)	September 30, 2023	December 31, 2022
Lease Right of Use Asset:
Lease asset	$7,229	$5,171
Less: Accumulated amortization	(3,470)	(3,074)
Net lease asset	$3,759	$2,097

Lease Liability:
Lease liability	$7,378	5,327
Less: Accumulated amortization	(3,397)	(2,968)
Net lease liability	$3,981	$2,359
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	September 30, 2023
Amounts due in:
2023	$346
2024	1,120
2025	673
2026	621
2027 and thereafter	1,844
Total future lease payments	4,604
Discount of cash flows	(623)
Present value of net future lease payments	$3,981
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
The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 as follows:

(in thousands)
September 30, 2023	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale
U.S. Treasuries	$154,813	$154,813	$—	$—
Municipal	7,917	—	7,917	—
Corporate	4,340	—	4,340	—
Asset-backed securities	7,266	—	7,266	—
Mortgage-backed securities	31,719	—	31,719	—
Total	$206,055	$154,813	$51,242	$—
Loans held for sale	$4,843	$—	$4,843	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—

December 31, 2022
Investment securities available for sale
U.S. Treasuries	$199,449	$199,449	$—	$—
Municipal	8,012	—	8,012	—
Corporate	4,600	—	4,600	—
Asset-backed securities	7,711	—	7,711	—
Mortgage-backed securities	32,709	—	32,709	—
Total	$252,481	$199,449	$53,032	$—
Loans held for sale	$7,416	$—	$7,416	$—
Derivative assets	$10	$—	$10	$—
Derivative liabilities	$—	$—	$—	$—
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

Note 8 - Fair Value (continued)
Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	September 30, 2023	December 31, 2022
Aggregate fair value	$4,843	$7,416
Contractual principal	3,035	6,808
Difference	$1,808	$608
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of September 30, 2023 and December 31, 2022, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2023 and December 31, 2022, the fair values consist of loan receivables of $15.3 million and $9.4 million, with specific reserves of $678 thousand and $372 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of September 30, 2023 and December 31, 2022, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 as follows:

(in thousands)	September 30, 2023	December 31, 2022
Individually evaluated loans for credit loss, net
Level 3 inputs	14,575	9,021
Total	$14,575	9,021
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2023 and December 31, 2022:

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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$13,767	$13,767	$19,963	$19,963
Interest-bearing deposits at other financial institutions	130,428	130,428	39,764	39,764
Federal funds sold	1,957	1,957	20,688	20,688
Level 3
Portfolio loans receivable, net (1)	$1,834,400	$1,821,205	$1,704,370	$1,659,283
Restricted investments	4,340	4,340	7,362	7,362

Financial liabilities
Level 1
Noninterest-bearing deposits	$680,803	$680,803	$674,313	$674,313
Level 3
Interest-bearing deposits	$1,287,185	$1,285,398	$1,083,759	$1,090,553
FHLB advances and other borrowed funds	34,062	31,095	119,062	116,544
________________________
(1)     Includes SBA-PPP loans and portfolio loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments

The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky® (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at September 30, 2023 and September 30, 2022.

For the Three Months Ended September 30, 2023
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$30,409	$111	$16,143	$1,162	$(84)	$47,741
Interest expense	10,736	32	—	247	(84)	10,931
Net interest income	19,673	79	16,143	915	—	36,810
Provision for credit losses	275	—	1,875	130	—	2,280
Provision for credit losses on unfunded commitments	24	—	—	—	—	24
Net interest income after provision	19,374	79	14,268	785	—	34,506
Noninterest income	665	1,255	4,405	1	—	6,326
Noninterest expense(1)	15,784	1,502	10,637	123	—	28,046
Net income (loss) before taxes	$4,255	$(168)	$8,036	$663	$—	$12,786

Total assets	$2,102,749	$5,280	$116,318	$264,950	$(216,813)	$2,272,484

For the Three Months Ended September 30, 2022
Interest income	$20,382	$102	$17,103	$812	$(59)	$38,340
Interest expense	1,449	40	—	233	(59)	1,663
Net interest income	18,933	62	17,103	579	—	36,677
Provision (release of provision) for loan losses	(980)	—	2,240	—	—	1,260
Net interest income after provision	19,913	62	14,863	579	—	35,417
Noninterest income	468	1,115	5,524	1	—	7,108
Noninterest expense(1)	13,798	2,017	12,101	178	—	28,094
Net income (loss) before taxes	$6,583	$(840)	$8,286	$402	$—	$14,431

Total assets	$1,823,049	$7,664	$128,842	$234,731	$(184,928)	$2,009,358

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments

For the Nine Months Ended September 30, 2023
(in thousands)	Commercial Bank	CBHL	OpenSky®	Corporate(2)	Eliminations	Consolidated
Interest income	$85,451	$299	$47,441	$3,274	$(228)	$136,237
Interest expense	29,012	104	—	712	(228)	29,600
Net interest income	56,439	195	47,441	2,562	—	106,637
Provision for credit losses	849	—	5,823	130	—	6,802
Release of credit losses on unfunded commitments	5	—	—	—	—	5
Net interest income after provision	55,585	195	41,618	2,432	—	99,830
Noninterest income	1,964	3,743	13,329	3	—	19,039
Noninterest expense(3)	46,701	4,564	32,146	449	—	83,860
Net income (loss) before taxes	$10,848	$(626)	$22,801	$1,986	$—	$35,009

Total assets	$2,102,749	$5,280	$116,318	$264,950	$(216,813)	$2,272,484

For the Nine Months Ended September 30, 2022
Interest income	$57,794	$347	$48,823	$2,457	$(123)	$109,298
Interest expense	3,255	185	—	573	(123)	3,890
Net interest income	54,539	162	48,823	1,884	—	105,408
Provision (release of provision) for loan losses	(980)	—	5,227	—	—	4,247
Net interest income after provision	55,519	162	43,596	1,884	—	101,161
Noninterest income	1,571	4,580	17,658	2	—	23,811
Noninterest expense(3)	38,741	6,364	36,923	351	—	82,379
Net income (loss) before taxes	$18,349	$(1,622)	$24,331	$1,535	$—	$42,593

Total assets	$1,823,049	$7,664	$128,842	$234,731	$(184,928)	$2,009,358
________________________
(1)     Noninterest expense includes $6.1 million and $6.6 million in data processing expense in OpenSky’s® segment for the three months ended September 30, 2023 and 2022, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.
(3)    Noninterest expense includes $17.9 million and $20.9 million in data processing expense in OpenSky’s® segment for the nine months ended September 30, 2023 and 2022, respectively.

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
•geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the ongoing wars in Ukraine and the Middle East, which could impact business and economic conditions in the U.S. and abroad;
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
•cybersecurity threats and incidents and related potential costs and risks, including reputation, financial and litigation risks;
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
•our ability to adequately manage the transition from USD LIBOR as a reference rate;
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

Overview
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in Washington D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland and received its charter in 1999 and began operations in 1999. We serve businesses, not-for-profit associations, entrepreneurs and others throughout the Washington, D.C. and Baltimore, Maryland metropolitan areas through four commercial bank branches, one mortgage office, and two loan production offices.
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
Our OpenSky® division provides secured, partially secured and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky® cards operate on a digital and mobile enabled platform with almost all marketing and application procedures are conducted through website and mobile applications. For the secured credit card, a deposit equal to the full credit limit of the card is made, upon account opening, into a noninterest-bearing demand account with the Bank and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), OpenSky® also offers certain existing customers an unsecured line supplementary to their secured line of credit.
Capital
As of September 30, 2023, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure that our level of capital remains strong.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
	2023	2022	% Change
(in thousands)
Interest income	$47,741	$38,340	24.5%
Interest expense	10,931	1,663	557.3%
Net interest income	36,810	36,677	0.4%
Provision for credit losses	2,280	1,260	81.0%
Provision for credit losses on unfunded commitments	24	—
Net interest income after provision	34,506	35,417	(2.6)%
Noninterest income	6,326	7,108	(11.0)%
Noninterest expenses	28,046	28,094	(0.2)%
Net income before income taxes	12,786	14,431	(11.4)%
Income tax expense	2,998	3,336	(10.1)%
Net income	$9,788	$11,095	(11.8)%
Net income for the three months ended September 30, 2023 was $9.8 million, compared to net income of $11.1 million for the same period in 2022, an 11.8% decrease. Net interest income increased slightly by $0.1 million, or 0.4%, to $36.8 million when comparing the three months ended September 30, 2023 to the three months ended September 30, 2022, primarily due to increased average balances of $245.3 million in portfolio loans combined with a 78 basis point increase in average yield for portfolio loans partially offset by significant increases in the cost of funding.
The provision for credit losses for the three months ended September 30, 2023 was $2.3 million, an increase of $1.0 million, or 81.0%, from the same period in 2022. Net charge-offs for the three months ended September 30, 2023 were $1.8 million, or 0.38% on an annualized basis of average portfolio loans, compared to $1.6 million, or 0.39% on an annualized basis of average loans for the same period in 2022. Of the $1.8 million in net charge-offs during the quarter, $1.4 million related to secured and partially secured cards in the credit card portfolio and $0.3 million related to unsecured cards.
For the quarter ended September 30, 2023, noninterest income was $6.3 million, a decrease of $0.8 million, or 11.0%, from $7.1 million in the prior year quarter. Credit card fees declined by $1.1 million as the number of open customer accounts declined year over year, which resulted in lower interchange and other fee income compared to the prior year quarter.
Noninterest expense was $28.0 million for the three months ended September 30, 2023, as compared to $28.1 million for the three months ended September 30, 2022. The change includes decreases in professional fees of $1.5 million and data processing expense of $0.8 million partially offset by increases in salaries and employee benefits of $1.7 million and other operating expense of $0.5 million.

	Nine Months Ended September 30,
	2023	2022	% Change
(in thousands)
Interest income	$136,237	$109,298	24.6%
Interest expense	29,600	3,890	660.9%
Net interest income	106,637	105,408	1.2%
Provision for credit losses	6,802	4,247	60.2%
Provision for credit losses on unfunded commitments	5	—
Net interest income after provision	99,830	101,161	(1.3)%
Noninterest income	19,039	23,811	(20.0)%
Noninterest expenses	83,860	82,379	1.8%
Net income before income taxes	35,009	42,593	(17.8)%
Income tax expense	8,168	9,779	(16.5)%
Net income	$26,841	$32,814	(18.2)%
Net income for the nine months ended September 30, 2023 was $26.8 million, compared to net income of $32.8 million for the same period in 2022, an 18.2% decrease. Net interest income increased $1.2 million, or 1.2%, to $106.6 million when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022, primarily due to increased average balances of $252.4 million in portfolio loans combined with the 81 basis point increase in average yield for portfolio loans offset by significant increases in the cost of funding.
The provision for credit losses for the nine months ended September 30, 2023 was $6.8 million, an increase of $2.6 million, or 60.2%, from the provision for loan losses for the nine months ended September 30, 2022, attributable primarily to the credit card portfolio.
For the nine months ended September 30, 2023, noninterest income was $19.0 million, a decrease of $4.8 million, or 20.0%, from $23.8 million in the prior year period. The decrease was primarily driven by the decline in credit card fees of $4.4 million as the number of open customer accounts declined to 529,205 at September 30, 2023 from 576,844 at September 30, 2022, which resulted in lower interchange and other fee income recognized compared to the prior year. The elevated interest rate environment continues to put pressure on the mortgage market, leading to declines in home loan sales and home loan refinances, which has resulted in a $0.6 million decrease in mortgage banking revenue compared to the nine months ended September 30, 2022.
Noninterest expense was $83.9 million for the nine months ended September 30, 2023, as compared to $82.4 million for the nine months ended September 30, 2022, an increase of $1.5 million, or 1.8%. The increase was primarily driven by a $6.0 million, or 19.2%, increase in salaries and employee benefits, partially offset by a $3.2 million, or 13.9%, decrease in data processing expenses and a $1.2 million decrease in professional fees due to a reduction in third party consulting fees. The decrease in data processing expenses was the result of a contract renegotiation entered into in the first quarter of 2022 in the OpenSky® Division as well as fewer average open cards during the period.
Net Interest Income and Net Margin Analysis
Net interest income is the difference between interest income on interest earning assets and the cost of funds supporting those assets. Interest earning assets are composed primarily of loans, loans held for sale, investment securities, and interest-bearing deposits with banks. The cost of funds represents interest expense on deposits and borrowings, which consist of federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), and subordinated notes. Noninterest-bearing deposits and capital also provide sources of funding.
We analyze our ability to maximize income generated from interest earning assets and control the interest expenses associated with our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest margin is a ratio calculated as net interest income annualized divided by average interest earning assets for the same period. Net interest spread is the difference between average interest rates earned on interest earning assets and average interest rates paid on interest-bearing liabilities.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$87,112	$1,183	5.39%	$101,187	$471	1.85%
Federal funds sold	1,134	15	5.25	1,492	7	1.87
Investment securities	229,731	1,089	1.88	287,944	1,362	1.88
Restricted investments	4,058	69	6.75	4,116	49	4.72
Loans held for sale	6,670	111	6.60	7,879	102	5.15
SBA-PPP loans receivable	906	11	4.82	5,906	263	17.66
Portfolio loans receivable(2)	1,846,866	45,263	9.72	1,601,546	36,086	8.94
Total interest earning assets	2,176,477	47,741	8.70	2,010,070	38,340	7.57
Noninterest earning assets	44,640			39,008
Total assets	$2,221,117			$2,049,078

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$215,527	$71	0.13%	$244,929	$39	0.06%
Savings	5,582	3	0.21	9,216	1	0.04
Money market accounts	655,990	6,373	3.85	555,634	815	0.58
Time deposits	374,429	4,256	4.51	155,091	531	1.36
Borrowed funds	34,932	228	2.59	40,700	277	2.70
Total interest-bearing liabilities	1,286,460	10,931	3.37	1,005,570	1,663	0.66
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	25,047			24,440
Noninterest-bearing deposits	666,939			802,458
Stockholders’ equity	242,671			216,610
Total liabilities and stockholders’ equity	$2,221,117			$2,049,078

Net interest spread			5.33%			6.91%
Net interest income		$36,810			$36,677
Net interest margin (3)			6.71%			7.24%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended September 30, 2023 and 2022, SBA-PPP loans and credit card loans collectively accounted for 266 and 308 basis points of the reported net interest margin, respectively.

	Three Months Ended September 30,
($ in thousands)	2023	2022
Net interest margin, as adjusted (non-GAAP)(1)
Net interest income	$36,810	$36,677
Less: Credit card loan income	15,792	16,768
Less: SBA-PPP loan income	11	263
Net interest income, as adjusted	$21,007	$19,646
Average interest earning assets	2,176,477	2,010,070
Less: Average credit card loans	116,814	132,246
Less: Average SBA-PPP loans	906	5,906
Total average interest earning assets, as adjusted	$2,058,757	$1,871,918
Net interest margin, as adjusted (non-GAAP)(2)	4.05%	4.16%
_______________
(1)The Company uses non-GAAP (United States Generally Accepted Accounting Principles) financial information in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide a greater understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented. The Company’s management believes that investors may use these non-GAAP financial measures to analyze the Company’s financial performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results
(2)Annualized.

The net interest margin decreased 53 basis points to 6.71% for the three months ended September 30, 2023 from the same period in 2022 as interest income on credit cards decreased $1.0 million and interest income on SBA-PPP loans totaled $0.3 million for the three months ended September 30, 2022 with no comparable amount in 2023. Net interest margin, excluding credit card and SBA-PPP loans(1), decreased to 4.05% for the three months ended September 30, 2023, compared to 4.16% for the same period in 2022.
For the three months ended September 30, 2023, average interest earning assets increased $166.4 million, or 8.3%, to $2.2 billion as compared to the same period in 2022, and the average yield on interest earning assets increased 113 basis points. Compared to the same period in the prior year, average interest-bearing liabilities increased $280.9 million, or 27.9%, and the average cost of interest-bearing liabilities increased to 3.37%, a 271 basis point increase from 0.66%.
(1)     A reconciliation of this non-GAAP financial measure is set forth in the table immediately above.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$72,116	$2,531	4.69%	$172,033	$1,001	0.78%
Federal funds sold	1,605	53	4.42	2,590	9	0.48
Investment securities	252,993	3,732	1.97	234,294	2,510	1.43
Restricted investments	5,184	270	6.96	3,913	133	4.54
Loans held for sale	6,145	299	6.51	10,921	347	4.25
SBA-PPP loans receivable	1,600	26	2.17	39,063	3,449	11.80
Portfolio loans receivable(2)	1,799,755	129,326	9.61	1,547,386	101,849	8.80
Total interest earning assets	2,139,398	136,237	8.51	2,010,200	109,298	7.27
Noninterest earning assets	44,123			47,936
Total assets	$2,183,521			$2,058,136

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$203,099	$208	0.14%	$265,854	$114	0.06%
Savings	5,965	6	0.13	9,138	4	0.06
Money market accounts	628,977	16,371	3.48	553,794	1,512	0.37
Time deposits	353,635	11,281	4.27	161,982	1,604	1.32
Borrowed funds	65,192	1,734	3.56	36,299	656	2.41
Total interest-bearing liabilities	1,256,868	29,600	3.15	1,027,067	3,890	0.51
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	22,846			23,748
Noninterest-bearing deposits	665,821			797,660
Stockholders’ equity	237,986			209,661
Total liabilities and stockholders’ equity	$2,183,521			$2,058,136

Net interest spread			5.36%			6.76%
Net interest income		$106,637			$105,408
Net interest margin (3)			6.66%			7.01%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the nine months ended September 30, 2023 and 2022, SBA-PPP loans and credit card loans collectively accounted for 268 and 307 basis points of the reported net interest margin, respectively.

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net interest margin, as adjusted (non-GAAP)(1)
Net interest income	$106,637	$105,408
Less: Credit card loan income	46,419	47,631
Less: SBA-PPP loan income	26	3,449
Net interest income, as adjusted	$60,192	$54,328
Average interest earning assets	2,139,398	2,010,200
Less: Average credit card loans	114,416	127,266
Less: Average SBA-PPP loans	1,600	39,063
Total average interest earning assets, as adjusted	$2,023,382	$1,843,871
Net interest margin, as adjusted (non-GAAP)(2)	3.98%	3.94%
_______________
(1)The Company uses non-GAAP (United States Generally Accepted Accounting Principles) financial information in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide a greater understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented. The Company’s management believes that investors may use these non-GAAP financial measures to analyze the Company’s financial performance without the impact of unusual items or events that may obscure trends in the Company’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results
(2)Annualized.

The net interest margin decreased 35 basis points to 6.66% for the nine months ended September 30, 2023 from the same period in 2022. Net interest margin, excluding credit card and SBA-PPP loans(2), was 3.98% for the nine months ended September 30, 2023, compared to 3.94% for the same period in 2022.
For the nine months ended September 30, 2023, average interest earning assets increased $129.2 million, or 6.4%, to $2.1 billion as compared to the same period in 2022, and the average yield on interest earning assets increased 124 basis points. Compared to the same period in the prior year, average interest-bearing liabilities increased $229.8 million, or 22.4%, while the average cost of interest-bearing liabilities increased 264 basis points to 3.15% from 0.51%.
(2)     A reconciliation of this non-GAAP financial measure is set forth in the table immediately above.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared to			Compared to
	September 30, 2022			September 30, 2022
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$(191)	$903	$712	$(3,505)	$5,035	$1,530
Federal funds sold	(5)	13	8	(33)	77	44
Investment securities available for sale	(273)	—	(273)	276	946	1,222
Restricted investments	(1)	21	20	66	71	137
Loans held for sale	(20)	29	9	(233)	185	(48)
SBA-PPP loans receivable	(61)	(191)	(252)	(608)	(2,815)	(3,423)
Portfolio loans receivable excluding credit card loans	4,443	5,710	10,153	13,053	15,636	28,689
Credit card loans	(2,086)	1,110	(976)	(5,213)	4,001	(1,212)
Total interest income	1,806	7,595	9,401	3,803	23,136	26,939

Interest Expense:
Interest-bearing demand accounts	(10)	42	32	(66)	160	94
Savings	(2)	4	2	(3)	5	2
Money market accounts	974	4,584	5,558	1,957	12,902	14,859
Time deposits	2,494	1,231	3,725	6,103	3,574	9,677
Borrowed funds	(38)	(11)	(49)	766	312	1,078
Total interest expense	3,418	5,850	9,268	8,757	16,953	25,710
Net interest income	$(1,612)	$1,745	$133	$(4,954)	$6,183	$1,229

When comparing the three months ended September 30, 2023 to the same period in 2022, the greatest positive impact to total interest income was the increased market interest rates affecting substantially all interest earning assets. The loan portfolio, excluding credit cards, continued to experience growth through the three months ended September 30, 2023, which contributed an additional $10.2 million in interest income. On a standalone basis, interest income attributable to the credit card portfolio fell by $1.0 million when comparing the three months ended September 30, 2023 to the three months ended September 30, 2022, primarily due to a decrease in open customer accounts and corresponding credit card loan balances, as a result of rising interest rates and late charges, which impacted the rate calculation. Increased market interest rates were the primary driver of increased interest expense, with interest expense on money market accounts and time deposits increasing $4.6 million and $1.2 million, respectively, when comparing the three months ended September 30, 2023 to the three months ended September 30, 2022. An increase in the volume of time deposits contributed an additional $2.5 million to the increase in interest expense.
When comparing the nine months ended September 30, 2023 to the same period in 2022, the largest positive impact to total interest income was the effect of increases in market interest rates on substantially all interest earning assets. Growth in portfolio loan volumes contributed $13.1 million to the increase in interest income, while the heightened interest rates on portfolio loans contributed $15.6 million for the nine months ended September 30, 2023 compared to the same period in the prior year. During the nine months ended September 30, 2022, $105.6 million of SBA-PPP loans were forgiven by the SBA which accelerated the recognition of $3.1 million of deferred fee income. In comparison, during the nine months ended September 30, 2023, $1.4 million of SBA-PPP loan principal was forgiven and $14 thousand of deferred fee income was recognized. Increased interest rates also contributed $17.0 million to increased interest expense comparing the nine months ended September 30, 2023 to the same period in 2022, substantially offsetting the increase in total interest income. The increase in the volume of time deposits contributed an additional $6.1 million to the increase in interest expense.
Rising interest rates have resulted in some customers moving balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts increasing interest expense. The average balance of noninterest-bearing deposits of $666.9 million for the three months ended September 30, 2023 decreased $135.5 million from $802.5 million for the three months ended September 30, 2022. The average balance of interest-bearing deposits of $1.3 billion for the three months ended September 30, 2023 increased $286.7 million from $964.9 million for the three months ended September 30, 2022.
The average balance of noninterest-bearing deposits of $665.8 million for the nine months ended September 30, 2023 decreased $131.8 million from $767.7 million for the nine months ended September 30, 2022. The average balance of interest-bearing deposits of $1.2 billion for the nine months ended September 30, 2023 increased $200.9 million from $990.8 million for the nine months ended September 30, 2022.
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
For the three months ended September 30, 2023, the provision for credit losses was $2.3 million, an increase of $1.0 million from the same period in 2022. Net charge-offs for the three months ended September 30, 2023 were $1.8 million, or 0.38% on an annualized basis of average portfolio loans, compared to $1.6 million, or 0.39% on an annualized basis of average portfolio loans for the same period in 2022. Of the $1.8 million in net charge-offs during the quarter, $1.4 million related to secured and partially secured cards in the credit card portfolio and $0.3 million related to unsecured cards.
For the nine months ended September 30, 2023, the provision for credit losses was $6.8 million, an increase of $2.6 million from the same period in 2022, attributable primarily to the credit card portfolio. Net charge-offs for the nine months ended September 30, 2023, were $6.0 million, or 0.45% on an annualized basis of average portfolio loans, compared to $3.3 million, or 0.29% on an annualized basis of average portfolio loans, for the same period in 2022. The $6.0 million in net charge-offs during the nine months ended September 30, 2023 was comprised primarily of credit card portfolio net charge-offs with $4.1 million related to secured and partially secured cards and $1.0 million related to unsecured cards.
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

The ACL as a percent of portfolio loans was 1.52% at September 30, 2023. The ACL at December 31, 2022, prior to the adoption of CECL, represented 1.53% of portfolio loans. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at September 30, 2023 in “Financial Condition - Allowance for Credit Losses.”
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
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$250	$199	25.6%	$724	$545	32.8%
Credit card fees	4,387	5,524	(20.6)	13,303	17,658	(24.7)
Mortgage banking revenue	1,243	969	28.3	3,730	4,312	(13.5)
Other income	446	416	7.2	1,282	1,296	(1.1)
Total noninterest income	$6,326	$7,108	(11.0)%	$19,039	$23,811	(20.0)%
For the three months ended September 30, 2023, credit card fees of $4.4 million declined by $1.1 million as compared to the three months ended September 30, 2022, as the number of open customer accounts declined year over year, which resulted in lower interchange and other fee income. For the nine months ended September 30, 2023, credit card fees of $13.3 million decreased $4.4 million as compared to the nine months ended September 30, 2022, as the number of open customer accounts declined to 529,205 at September 30, 2023 from 576,844 at September 30, 2022. The elevated interest rate environment continues to put pressure on the mortgage market, leading to declines in home loan sales and home loan refinances, which has resulted in a $0.6 million decrease in mortgage banking revenue compared to the prior year.
The Bank’s Capital Bank Home Loan division experienced a decline of 17.3% in mortgage originations during the three months ended September 30, 2023 when compared to the same period in the prior year. A rising interest rate environment continues to dampen home loan sales and home loan refinances which resulted in origination volumes decreasing $10.5 million, to $50.0 million, in the third quarter of 2023, when compared to $60.5 million in the third quarter of 2022. Gain on sale margins increased from 2.05% for the three months ended September 30, 2022, to 2.57% for the three months ended September 30, 2023. Historically-low housing inventory, shortages in new home building materials, and increasing interest rates are likely to continue suppressing origination volumes.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $1.2 million at September 30, 2023 and December 31, 2022. The Bank did not repurchase any loans during the three and nine months ended September 30, 2023 or 2022. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$12,419	$10,747	15.6%	$37,116	$31,129	19.2%
Occupancy and equipment	1,351	1,138	18.7	4,100	3,476	18.0
Professional fees	2,358	3,848	(38.7)	7,340	8,586	(14.5)
Data processing	6,469	7,178	(9.9)	19,558	22,721	(13.9)
Advertising	1,565	1,632	(4.1)	4,728	5,494	(13.9)
Loan processing	426	625	(31.8)	1,435	1,352	6.1
Foreclosed real estate expenses, net	1	—		7	(183)	(103.8)
Other operating	3,457	2,926	18.1	9,576	9,804	(2.3)
Total noninterest expenses	$28,046	$28,094	(0.2)	$83,860	$82,379	1.8
Noninterest expense was $28.0 million for the three months ended September 30, 2023, as compared to $28.1 million for the three months ended September 30, 2022, a decrease of $0.1 million. Professional fees decreased $1.5 million and data processing expenses decreased $0.7 million partially offset by increases in salaries and employee benefits of $1.7 million and other operating expense of $0.5 million.
Noninterest expense was $83.9 million for the nine months ended September 30, 2023, as compared to $82.4 million for the nine months ended September 30, 2022, an increase of $1.5 million, or 1.8%. Salaries and employee benefits increased by $6.0 million, or 19.2%, due in part to growth in headcount in the Commercial Bank segment during the nine months ended September 30, 2023 compared to the same prior year period. Data processing expenses decreased $3.2 million, which was the result of a contract renegotiation entered into during the first quarter of 2022 in the OpenSky® Division as well as fewer average open cards during the period when compared to 2022. Professional fees decreased $1.2 million due to a reduction in third party consulting fees.
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
Income tax expense was $3.0 million and $8.2 million for the three and nine months ended September 30, 2023 compared to $3.3 million and $9.8 million for the same periods, respectively, in 2022. Our effective tax rates increased from 23.1% for the three months ended September 30, 2022 to 23.4% for the three months ended September 30, 2023, and from 23.0% for the nine months ended September 30, 2022 to 23.3% for the nine months ended September 30, 2023, primarily attributable to the application of differing state income tax rates.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Total assets	$2,272,484	$2,123,655	$148,829	7.0%
Investment securities available for sale	206,055	252,481	(46,426)	(18.4)
Mortgage loans held for sale	4,843	7,416	(2,573)	(34.7)
U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”) loans receivable, net of fees and costs	750	2,163	(1,413)	(65.3)
Portfolio loans receivable, net of deferred fees and costs	1,861,929	1,728,592	133,337	7.7
Total deposits	1,967,988	1,758,072	209,916	11.9
FHLB borrowings	22,000	107,000	(85,000)	(79.4)
Other borrowed funds	12,062	12,062	—	—
Total stockholders’ equity	242,878	224,015	18,863	8.4
Equity to total assets at end of period	10.7%	10.5%		1.9
Weighted average number of basic shares outstanding	14,038	14,025		0.1
Weighted average number of diluted shares outstanding	14,112	14,362		(1.7)
Total assets at September 30, 2023 increased $148.8 million from the balance at December 31, 2022. Net portfolio loans, which exclude mortgage loans held for sale and SBA-PPP loans, totaled $1.9 billion as of September 30, 2023, an increase of $133.3 million, or 7.7%, from $1.7 billion at December 31, 2022. Increases in portfolio loans receivable were offset by a decrease in mortgage loans held for sale of $2.6 million, or 34.7%, and SBA-PPP loans of $1.4 million when comparing the period end balances at September 30, 2023 to December 31, 2022.
Investment Securities
The Company uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held to maturity or available for sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available for sale and carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. As of September 30, 2023, all securities were classified as available for sale.
To supplement interest income earned on our loan portfolio, the Company invests in U.S. Treasuries, high-quality mortgage-backed securities, government agency bonds, asset-backed securities and high-quality municipal and corporate bonds.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at September 30, 2023 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
September 30, 2023	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$40,024	1.36%	$110,756	1.28%	$20,716	1.47%	$—	—%	$171,496	$154,813	1.32%
Municipal	—	—	—	—	507	2.54	10,300	1.91	10,807	7,917	1.94
Corporate	—	—	—	—	5,000	4.31	—	—	5,000	4,340	4.31
Asset-backed securities	—	—	—	—	—	—	7,318	3.31	7,318	7,266	3.31
Mortgage-backed securities	—	—	10,031	5.18	13,096	2.92	11,606	1.47	34,733	31,719	3.09
Total	$40,024	1.36%	$120,787	1.60%	$39,319	2.33%	$29,224	2.09%	$229,354	$206,055	1.75%
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

	As of September 30, 2023
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$121,641	$205,760	$89,464	$141,282	$558,147
Commercial	140,283	258,037	269,095	3,179	670,594
Construction	211,903	60,475	8,527	—	280,905
Commercial and Industrial	69,730	80,799	70,507	15,746	236,782
Credit card	122,533	—	—	—	122,533
Other consumer	335	363	250	—	948
Total portfolio loans, gross	$666,425	$605,434	$437,843	$160,207	$1,869,909

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$252,151	$184,355	$436,506
Commercial			358,871	171,440	530,311
Construction			11,922	57,080	69,002
Commercial and Industrial			108,630	58,422	167,052
Other consumer			576	37	613
Total portfolio loans, gross			$732,150	$471,334	$1,203,484
In addition to the portfolio loans shown above, gross SBA-PPP loans receivable, which totaled $0.8 million at September 30, 2023, mature in the one to five year time-frame and carry a fixed rate of interest.
The following table presents non owner-occupied commercial real estate loans and the weighted average loan-to-value (“LTV”) by loan type:

	As of September 30, 2023
(in thousands)	Amount	Weighted Average LTV(1)	% of Non Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Retail	$104,147	53.0%	29.7%	5.6%
Mixed use	75,132	49.1%	21.4%	4.0%
Industrial	63,484	51.3%	18.1%	3.4%
Hotel	60,692	48.1%	17.3%	3.2%
Office	12,476	49.8%	3.6%	0.7%
Other	34,663	51.2%	9.9%	1.9%
Total non owner-occupied commercial real estate loans	$350,594	50.7%	100.0%	18.7%
Total portfolio loans, gross	$1,869,909
(1) Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
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
A special mention loan has potential weaknesses deserving of management’s attention. If uncorrected, such weaknesses may, at a future date, impair the repayment prospects for the asset or our credit position.
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
At September 30, 2023, the recorded investment in individually assessed loans was $15.3 million, requiring a specific reserve of $0.7 million. At December 31, 2022, prior to the adoption of CECL, the Company carried a recorded investment in impaired loans of $9.4 million, $0.5 million of which required a specific reserve of $0.4 million. The $15.3 million of individually assessed loans at September 30, 2023 included a single $8.2 million, multi-unit residential real estate loan that was downgraded in the first quarter of 2023.

Allowance for Credit Losses
As discussed in Note 1 to the Unaudited Consolidated Financial Statements, we maintain an ACL that represents management’s estimate of expected credit losses and risks inherent in our loan portfolio. The balance of the ACL is based on internally assigned risk classifications of loans, historical loss rates, changes in the nature of our loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loss rates.
A major consideration in the determination of the allowance for credit loss on the credit card portfolio is based on historical loss experience in that portfolio. The Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured, and unsecured.
The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans (1)
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Real estate:
Residential	1.04%	1.13%	2.20%	0.88%	47%	128%
Commercial	1.52	1.22	0.09	0.24	1,756	518
Construction	0.80	1.59	0.72	1.19	111	133
Commercial and Industrial	1.77	1.33	0.15	0.32	1,188	417
Credit card	4.75	4.73	—	—	—	—
Other consumer	0.95	0.88	—	—	—	—
Total	1.52%	1.53%	0.82%	0.56%	186%	270%
_____________
(1)Allowance calculation excludes SBA-PPP loans.

Total charge-offs for the quarters ended September 30, 2023 and September 30, 2022 were primarily due to credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. Commercial real estate loans experienced net charge-offs for the nine months ended September 30, 2023 of $1.0 million. Commercial real estate loans experienced net charge-offs for the quarter ended September 30, 2023 of $0.1 million. There were no charge-offs for the commercial loan portfolio for the nine months ended September 30, 2022. The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three Months Ended September 30,
	2023			2022
(in thousands)	Net Charge-offs (Recoveries)	Average Loans	Percent of average portfolio loans(1)	Net Charge-offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$—	$571,115	—%	$—	$439,603	—%
Commercial	(39)	655,743	(0.02)	—	605,433	—
Construction	—	274,792	—	—	240,971	—
Commercial and Industrial	66	227,515	0.12	—	182,113	—
Credit card	1,753	116,814	5.95	1,588	132,246	4.76
Other consumer	—	887	—	—	1,180	—
Total	$1,780	$1,846,866	0.38%	$1,588	$1,601,546	0.39%

	Nine Months Ended September 30, 2023
	2023			2022
(in thousands)	Net Charge-offs (Recoveries)	Average Loans	Percent of average portfolio loans(1)	Net Charge-offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$—	$551,280	—%	$—	$422,024	—%
Commercial	(39)	653,467	(0.01)	—	577,347	—
Construction	—	259,602	—	—	245,546	—
Commercial and Industrial	999	219,297	0.61	—	174,505	—
Credit card	5,036	114,416	5.88	3,337	127,266	3.51
Other consumer	—	1,693	—	—	698	—
Total	$5,996	$1,799,755	0.45%	$3,337	$1,547,386	0.29%
_____________
(1)Annualized.

As the loan portfolio and ACL review processes continue to evolve, there may be changes to elements of the allowance and this may influence the overall level of the allowance maintained. Historically, the Bank has enjoyed a high-quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. The maintenance of a high-quality portfolio will continue to be a priority.
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

	September 30, 2023		December 31, 2022
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,779	20%	$5,481	21%
Commercial	10,221	36%	8,098	31%
Construction	2,251	8%	3,782	14%
Commercial and Industrial	4,195	15%	2,935	11%
Credit card	5,824	21%	6,078	23%
Other consumer	9	—%	11	—%
Total allowance for credit losses	$28,279	100%	$26,385	100%
_______________
(1)Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.
Total Liabilities
Total liabilities at September 30, 2023 increased $130.0 million from December 31, 2022, primarily due to growth in the deposit portfolio of $209.9 million, partially offset by an $85.0 million reduction in FHLB advances.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial lending officers and our business banking officers. Our credit card customers are a significant source of low cost deposits. As of September 30, 2023 and December 31, 2022, our credit card customers accounted for $181.2 million and $187.4 million, or 26.6% and 27.8%, respectively, of our total noninterest-bearing deposit balances.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2023		For the Year Ended December 31, 2022
	Average Balance	Average Rate(1)	Average Balance	Average Rate(1)
(in thousands)
Interest-bearing demand accounts	$203,099	0.14%	$253,923	0.07%
Savings	5,965	0.13	8,917	0.06
Money market accounts	628,977	3.48	553,388	0.82
Time deposits	353,635	4.27	165,854	1.75
Total interest-bearing deposits	1,191,676	3.13	982,082	0.77
Noninterest-bearing demand accounts	665,821		781,971
Total deposits	$1,857,497	2.01%	$1,764,053	0.43%
(1) Annualized
Deposit costs increased 158 basis points during the nine months ended September 30, 2023 owing in large part to a series of interest rate increases implemented by the Federal Reserve beginning in early 2022 and the corresponding move from savings accounts to higher rate money market accounts and time deposits. In addition, Average noninterest-bearing deposit balances decreased $116.1 million when compared to December 31, 2022, largely due to the decision by some depositors to move balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts.
The following table presents the maturities of our certificates of deposit as of September 30, 2023.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$24,429	$24,501	$20,080	$53,162	$122,172
Less than $250,000	65,232	97,279	76,160	22,847	261,518
Total	$89,661	$121,780	$96,240	$76,009	$383,690
At September 30, 2023, the Company had $383.7 million in total time deposits, an increase of $90.3 million from December 31, 2022. Total brokered time deposits of $128.7 million at September 30, 2023 decreased $3.2 million from $131.8 million at December 31, 2022. Total brokered time deposits as a percentage of total deposits was 6.5% at September 30, 2023.
As of September 30, 2023 and December 31, 2022, based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $857.7 million or 43.6% and $784.6 million or 44.6%, respectively, of the deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Deposits securing our OpenSky® card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of September 30, 2023, these deposits represented 9%

and 15% of deposits, respectively. As of December 31, 2022, these concentrations were 11% and 13% of deposits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Despite the uncertain market conditions during the first quarter of 2023 following the closures of Silicon Valley Bank and Signature Bank, our total borrowings decreased during the nine months ended September 30, 2023 to $34.1 million from $119.1 million at December 31, 2022 as our deposits increased during the year.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2023, approximately $543.5 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $369.7 million. As of September 30, 2023, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2023, we had $22.0 million in outstanding advances and $347.7 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At September 30, 2023, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At September 30, 2023, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161 percent (or 26.161 bps) plus 187 basis points, payable quarterly. As of September 30, 2023, the rate for the Floating Rate Debentures was 7.54%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $16.8 million as of September 30, 2023. Certain commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). We have pledged $150.0 million of U.S. Treasury securities to the Federal Reserve Bank which gives rise to $150.0 million of borrowing capacity. We maintain these borrowing arrangements to meet liquidity needs pursuant to our contingency funding plan. There were no outstanding balances on these lines at September 30, 2023.
The Company also has available lines of credit of $76.0 million with other correspondent banks at September 30, 2023, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at September 30, 2023.

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
Management has established a risk management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is integrated into our risk management processes. Critical elements of our liquidity risk management include: corporate governance consisting of oversight by the board of directors and active involvement by management; strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are believed to be commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; a diverse mix of existing and potential future funding sources; holding liquid marketable securities that can be used to meet liquidity needs in situations of stress; contingency funding plans that address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes believed to be sufficient to assure the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.
As of September 30, 2023, we had $347.7 million of available borrowing capacity from the FHLB, $16.8 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program and available lines of credit of $76.0 million with other correspondent banks. At September 30, 2023, the Company also had $150.0 million available through the BTFP, which provides funding collateralized by designated investment securities. The BTFP was established in March 2023 to make additional funding available to banks to ensure they could meet the needs of depositors and to eliminate the need for banks to sell securities in times of stress. There were no borrowings outstanding under this facility at the end of the current period. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $56.1 million at September 30, 2023. Cash and cash equivalents were $146.2 million at September 30, 2023.
Capital Resources
Stockholders’ equity increased $18.9 million for the period ended September 30, 2023 compared to December 31, 2022 largely due to net income of $26.8 million for the nine months ended September 30, 2023. Shares repurchased during the three months ended September 30, 2023 as part of the Company’s stock repurchase program totaled 100,575 shares at an average price of $19.47, for a total cost of $2.0 million including commissions. Shares repurchased during the nine months ended September 30,

2023 as part of the Company’s stock repurchase program totaled 385,919 shares at an average price of $18.12, for a total cost of $7.0 million including commissions.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available for sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $17.8 million at September 30, 2023 and $16.8 million at December 31, 2022. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available for sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of Management’s Discussion and Analysis and Notes 1 and 3 to the unaudited consolidated financial statements provide additional information concerning management’s evaluation of investment securities available for sale for credit losses at September 30, 2023.
The Company uses several indicators of capital strength. The most commonly used measure is average common equity to average assets (computed as average equity divided by average total assets), which was 10.93% at September 30, 2023 and 10.22% at December 31, 2022.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "Risks Related to the Regulation of Our Industry” in Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2022.

As of September 30, 2023, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$260,721	11.62%	$89,713	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	260,721	15.27	102,472	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	260,721	15.27	76,854	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	292,166	17.11	136,630	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$219,909	10.04%	$87,600	4.00%	$109,500	5.00%
Tier 1 capital (to risk-weighted assets)	219,909	13.25	99,549	6.00	132,732	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	219,909	13.25	74,662	4.50	107,845	6.50
Total capital ratio (to risk-weighted assets)	240,745	14.51	132,732	8.00	165,915	10.00

December 31, 2022
The Company
Tier 1 leverage ratio (to average assets)	$242,829	11.24%	$86,442	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	242,829	15.13	96,315	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	240,767	15.00	72,237	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	262,217	16.33	128,421	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$199,846	9.47%	$84,416	4.00%	$105,521	5.00%
Tier 1 capital (to risk-weighted assets)	199,846	12.95	92,574	6.00	123,432	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	199,846	12.95	69,431	4.50	100,289	6.50
Total capital ratio (to risk-weighted assets)	219,234	14.21	123,432	8.00	154,290	10.00
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

	As of September 30, 2023	As of December 31, 2022
(in thousands)
Unfunded lines of credit	$357,548	$345,063
Letters of credit	4,641	5,105
Commitment to fund other investments	3,874	4,365
Total credit extension commitments	$366,063	$354,533
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

INTEREST SENSITIVITY GAP

September 30, 2023	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	353,075	$455,967	$283,232	1,092,274	$746,969	$1,839,243
Securities	22,012	1,148	40,393	63,553	146,842	210,395
Interest-bearing deposits at other financial institutions	130,428	—	—	130,428	13,767	144,195
Federal funds sold	1,957	—	—	1,957	—	1,957
Total earning assets	$507,472	$457,115	$323,625	$1,288,212	$907,578	$2,195,790

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$13,507	$27,015	$121,566	162,088	$741,407	$903,495
Time deposits	37,922	51,739	218,020	307,681	76,009	383,690
Total interest-bearing deposits	51,429	78,754	339,586	469,769	817,416	1,287,185
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest-bearing liabilities	$51,429	$78,754	$339,586	$469,769	$851,478	$1,321,247

Period gap	$456,043	$378,361	$(15,961)	$818,443	$56,100	$874,543
Cumulative gap	$456,043	$834,404	$818,443	$818,443	$874,543
Ratio of cumulative gap to total earning assets	20.77%	38.00%	37.27%	37.27%	39.83%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2023:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2023	(5.1)%	(4.5)%	(2.5)%	0.0%	2.4%	4.7%	7.1%
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
The following table illustrates the results of our EVE analysis as of September 30, 2023.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps
September 30, 2023	(4.7)%	(1.6)%	(0.2)%	0.0%	(0.4)%	(1.3)%	(1.5)%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended September 30, 2023.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock or 500,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). On April 13, 2023, the Company announced approval of up to an additional $5.0 million or 175,000 shares of Common Stock incremental to the July 2022 announcement. The program will expire on December 31, 2024. There were no stock repurchases by the Company under the repurchase program announced on July 25, 2022, prior to the quarter ended March 31, 2023. During the three months ended September 30, 2023, the Company repurchased Common Stock under the stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	33,132	$19.10	318,476	$9,332,007
August 1, 2023 to August 31, 2023	41,779	19.91	360,255	8,500,166
September 1, 2023 to September 30, 2023	25,664	19.22	385,919	8,006,814

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    CAPITAL BANCORP, INC.

Date: November 9, 2023        /s/ Ed Barry
                    Ed Barry
Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2023        /s/ Jay Walker
                    Jay Walker
Chief Financial Officer
(Principal Financial and Accounting Officer)

