Form 10-K
period 2023-12-31
Capital Bancorp Inc
filed 2024-03-15
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $161.7 million.
As of March 13, 2024, the registrant had 13,903,570 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
•adverse developments in the banking industry such as, for example, by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
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
•the impact of recent or future changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount, including any special assessments;
•potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election;
General Business Operations
•our ability to prudently manage our growth and execute our strategy;
•our plans to grow our commercial real estate and commercial business loan portfolios which may carry material risks of non-payment or other unfavorable consequences;

•adequacy of reserves, including our allowance for credit losses (“ACL”);
•deterioration of our asset quality;
•risks associated with our residential mortgage banking business;
•risks associated with our OpenSky™ credit card division, including compliance with applicable consumer finance and fraud prevention regulations;
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
•fluctuations in the fair value of our investment securities;
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
•changes to state rent control laws, which may impact the credit quality of multifamily housing loans;
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
Capital Bank currently operates three divisions: Commercial Banking, Capital Bank Home Loans, and OpenSky™. Our Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations. Capital Bank Home Loans and OpenSky™ both leverage Capital Bank’s national banking charter to operate as national consumer business lines; Capital Bank Home Loans acts as our residential mortgage origination platform and OpenSky™ provides nationwide, digitally-based, unsecured credit cards as well as secured credit cards to under-banked populations and those looking to rebuild their credit scores.
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
Commercial Banking Division
The Commercial Banking division operates out of four full service banking locations, each of which is in the Washington, D.C. Metropolitan Statistical Area (“MSA”), and its full service banking location in Columbia, Maryland in the Baltimore, Maryland MSA. Additionally, we have two loan production offices, one located in the Washington, D.C. area and one in Columbia, Maryland. Our Commercial Banking division’s commercial loan officers and commercial real estate loan officers provide commercial and industrial, or C&I, commercial real estate, including lender finance loans, and construction lending solutions to business clients in Capital Bank’s operating markets.
Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers.
Construction lending is a core competency of our Commercial Banking division. Our construction loan portfolio provides Capital Bank with short duration, higher yield loans. Our construction lending is focused on commercial and residential construction projects within the Washington, D.C. and Baltimore-Columbia-Towson, Maryland metropolitan operating areas, with limited exposure to suburban subdivision tract development.
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
In 2023, as the mortgage refinance market continued to contract in response to increasing market interest rates, CBHL continued to focus on purchase originations. Purchase origination volume was 91.7% for the year ended December 31, 2023, compared to 80.6% for the year ended December 31, 2022.

Approximately 62.8% of CBHL loan originations by volume occur within Capital Bank’s operating markets in Maryland, Virginia and Washington, D.C. The remainder of originations are national in scope and originate primarily through a consumer direct channel that utilizes consumer marketing, including through social media applications.
OpenSky™ Secured Credit Card Division
The OpenSky™ Division provides secured, partially secured and unsecured credit cards on a nationwide basis.
The secured credit cards require a minimum initial deposit of $200 and permit maximum initial deposits of $3,000 per card and $10,000 per individual. This business line focuses on under-banked populations and those looking to rebuild their credit scores. In order to obtain a secured credit card from us, the customer must select a credit line amount that the customer is willing to secure with a matching deposit amount. A deposit equal to the full credit limit of the card is made into a noninterest-bearing demand account with the Bank. Once the account is opened, the deposit is required to be maintained throughout the life of the card. The customer’s funding of the deposit account is collateral and it is not a consideration in the credit card approval process, but is a prerequisite to activating the credit line. Once the customer’s deposit account has been funded, the credit line is activated and the collateral funds are generally available to absorb any losses on the account that may occur. Given the secured nature of the cards, credit checks are not required at the time of application.
The partially secured credit card uses our proprietary scoring model, which considers among other things, credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), to offer certain existing customers an unsecured line in excess of their secured line of credit. As each customer’s secured account ages, we obtain credit scores to baseline the customer’s improvement as an input into any decision to extend unsecured credit.
The unsecured credit card was added, for qualifying customers, in the fourth quarter of 2021 to expand the OpenSky™ product offering. The addition of the unsecured card allows for an uninterrupted experience for OpenSky™ customers who can now more easily continue in their journey from a secured to unsecured credit card.
OpenSky™ cards operate on a fully digital and mobile platform with all marketing and application procedures conducted through its website or mobile applications. OpenSky™ credit cards have floating interest rates, which are beneficial to us in a rising rate environment, and we believe the OpenSky™ secured credit card product may provide a counter-cyclical benefit as more people may wish to enter its target segment of credit rebuilders during an economic downturn. Credit card eligibility for all product offerings is based on identity and income verification. Our prior experience has shown that approximately 20% of our secured credit cards will experience a charge-off within the first year of issuance primarily due to the relative inexperience of this under-banked population in effectively managing credit card debt. As of December 31, 2023, approximately 12.3% of our secured credit card portfolio was delinquent by 30 days or more.
Capital Bank evaluates its OpenSky™ customers using analytics that track consumer behaviors and score each customer on risk and behavior metrics. These real-time monitoring capabilities give our management insight into the credit trends of our portfolio on a consumer-by-consumer basis, allowing us to identify potential fraud situations and mitigate any associated losses, as well as to obtain insights into how to optimize the profitability and life cycle of each account. The model utilizes data proprietary to Capital Bank.

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
•Maximize the potential of web-based and mobile banking applications to drive core funding while maintaining our branch-lite business model; and
•Enhance cross-selling capabilities among our OpenSky™, Capital Bank Home Loans and Commercial Banking division customers.
Increase scale in our consumer fee-based platforms through delivery of high value products and services
•Utilize our customer acquisition system, Apollo, and leverage our investment in a new core processing system, together with our expertise in data, analytics and marketing, to deliver new products and services and grow our secured credit card business;
•Retain OpenSky™ customers that “graduate” from our secured credit product through the limited use of partially and fully unsecured credit products; and
•Expand our purchase-oriented mortgage loan sales both in-market and in adjacent markets through the hiring of qualified mortgage originators and continue to improve on our direct to consumer marketing channels.

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
Employees and Human Capital Resources
At December 31, 2023, we employed 299 persons, of which 277 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent and we have been named a Best Bank to Work For by American Banker for four of the past five years. Our ability to attract and retain employees is a key to our success. We offer a competitive total rewards program to our employees, flexible work arrangements, and monitor the competitiveness of our compensation and benefits programs in our various market areas.
The Company prides itself on being a values-driven organization, where employees are empowered to share Ideas that keep the organization on track. Our company core values guide each team member to:
•Act as an Owner
•Practice Balanced Risk Management
•Challenge the Norm
•Leverage the Team
We believe that these values enable our success with our customers and have helped us build a fun, vibrant and accountability driven culture. In addition, we are committed to developing our staff through internal/external training programs, including through use of online training resources and by affording all levels of leadership within the organization to participate in leadership development programs.

Available Information
The Company provides access to its SEC filings through its website at www.capitalbankmd.com. After accessing the website, the filings are available upon selecting “Investor Relations.” Reports available include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Further, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10-K is not part of, or incorporated by reference into, this Annual Report on Form 10-K and should not be relied upon in determining whether to make an investment decision.
SUPERVISION AND REGULATION
General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s (“BHC”) ability to repurchase stock or to receive dividends from its subsidiary banks. We are subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve (“Federal Reserve”), and the Bank is subject to comprehensive examination and supervision by the Office of the Comptroller of the Currency (“OCC”). We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve may conduct examinations of BHCs and their subsidiaries. The Bank’s deposits are insured by the FDIC, through the Deposit Insurance Fund (“DIF”). As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. The Company’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Bank regulation is intended to protect depositors and consumers and not shareholders. This supervisory framework could materially and adversely impact the conduct and profitability of our activities.
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
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. See “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14, Capital Standards” for additional regulatory capital information, including the Bank’s and Company’s Leverage Ratio as of December 31, 2023.
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
In October 2023, the OCC, together with the FRB and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.
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
In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. This rule requires new notification requirements when a banking organization experiences a computer-security incident.
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
In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents experienced and describe the material aspects of their nature, scope and timing. The rules, which supersede previously interpreted guidance published in February 2018, also require annual disclosures describing a company’s cybersecurity risk management, strategy and governance. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of the Company’s risk management strategies and governance processes related to cybersecurity.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees or “swipe” fees are charges that merchants pay to the Company and other card-issuing banks for processing electronic payment transactions. The FRB has ruled that for financial institutions with assets of $10 billion or more the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. While financial institutions with less than $10 billion in assets, like the Company, are exempt, there is concern that these requirements will eventually be pushed down to all financial institutions, which would negatively impact the Company’s non-interest income.

Consumer Financial Protection Bureau
The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy Provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. In January 2024, the CFPB proposed rules that would subject (with certain exceptions) overdraft services provided by financial institutions with more than $10 billion in assets to the provisions of the Truth in Lending Act and other consumer financial protection laws. Although the CFPB excluded banks with under $10 billion in assets from this rule, the Company is currently evaluating the potential impact of the proposed rules and monitoring developments with respect thereto based on the CFPB’s apparent concern around deposit-related fee assessment. On March 5, 2024, the CFPB issued a final rule amending provisions in Regulation Z that govern credit card late fee charges to lower the safe harbor amount for past due fees that a credit card issuer can charge on consumer credit card accounts from up to $41 to $8 and eliminates a higher safe harbor dollar amount for late fees for subsequent violations of the same type. This rule only applies to card issuers, that together with their affiliates, have one million or more open credit card accounts. Smaller card issuers, like the Bank, may continue to charge a higher safe harbor threshold for credit card late fees and automatically increase the safe harbor dollar amount based on the Consumer Price Index. Although the final rule exempts smaller card issuers, the Company will continue to monitor penalty fee policies, particularly as the CFPB and other regulators have demonstrated a focus on regulating so-called junk fees.
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
Adverse developments affecting financial institutions or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds, including the resulting media coverage, have in the past and may in the future lead to market-wide liquidity problems and eroded customer confidence in the banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation (“DFPI”), on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and on May 1, 2023, First Republic Bank was closed by the DFPI, and in each case the FDIC was appointed as receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.
These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.
In connection with high-profile bank failures, uncertainty and concern has been, and may in the future be further, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the FRB, and the FDIC have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could materially and adversely impact the trading prices of our common stock and potentially our results of operations.
Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2023, approximately 41.6% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Inflation and rapid increases in interest rates have led to a decline in the fair value of securities portfolios with yields below current market interest rates. The FRB announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, the FRB and the FDIC will, in the future, provide access to uninsured funds in the event of the closure of other banks or financial institutions in a timely fashion or at all. If such levels of market disruption and volatility continue, there can be no assurance that we will not experience adverse effects, which may materially affect the market price of our common stock and/or our liquidity, financial condition and profitability.
Our commercial business and operations are concentrated in the Washington, D.C. and Baltimore metropolitan areas and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
As of December 31, 2023, approximately 86.8% of our loans held for investment (measured by dollar amount) were made to borrowers who live or conduct business in the Washington, D.C. and Baltimore metropolitan areas. Therefore, our success depends upon the general economic conditions in this area, which we cannot predict with any degree of certainty. A downturn in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that would not be offset by operations in other markets; it may also reduce the ability of our depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects the Washington, D.C. and Baltimore metropolitan areas, or existing or prospective borrowers or depositors in the Washington, D.C. and Baltimore metropolitan areas could have a material adverse effect on our business, financial condition and results of operations.
Our customers and businesses in the Washington, D.C. metropolitan area may be adversely impacted as a result of changes in government spending.
The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. The impact of a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country or a delay in payments to such contractors could have a ripple effect. Temporary layoffs, staffing freezes, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as to a wide variety of commercial and retail businesses and the local housing market. Accordingly, such potential federal government activities could lead to increases in past due loans, nonperforming loans, loan loss reserves and charge-offs, and to a corresponding decline in liquidity.
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
Our Allowance for Credit Losses may prove to be insufficient to absorb life-time losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
Under the current expected credit loss model (“CECL”), the ACL on loans is a valuation allowance estimated at each balance sheet date in accordance with U.S. generally accepted accounting principles (“GAAP”) that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. We estimate the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. Expected credit losses are reflected in the ACL through a charge to the provision for credit loss expense. When we deem all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. We apply judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.
We measure expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, we use a discounted cash flow method or a loss-rate method to estimate expected credit losses. Our methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Our methodologies revert back to historical loss information on a straight-line basis over eight quarters when it can no longer develop reasonable and supportable forecasts.
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
As of December 31, 2023, our ACL as a percentage of total loans was 1.50% and as a percentage of total nonperforming loans was 178.34%. Additional credit losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement our ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.
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
These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our allowance for credit losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.
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
Adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. If real estate values decline, it is more likely that we would be required to increase our allowance for credit losses, which would adversely affect our business, financial condition and results of operations.
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
Our computer systems and network infrastructure could be vulnerable to hardware and cybersecurity issues. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.
Our operations are also dependent upon our ability to protect our computer systems and network infrastructure, including our digital, mobile and internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may need to take our systems off-line if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules and regulations. These updates entail significant costs and create risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs.
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
We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not exploit security vulnerabilities in our systems or the systems of third parties, and other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers, or of third parties, and damage to our systems that could otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber-threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such security breaches, which may expose us to material losses and other material adverse consequences.
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
Cyber-attacks or other security breaches, whether directed at us or third parties, may result in a material loss or have other material adverse consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach, significant business disruption to our operations and business, misappropriation, exposure or destruction of our confidential information, intellectual property, funds and/or those of our customers; or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, and could materially and adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to recover the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could have a material, adverse effect on our business, financial condition or results of operations.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. Our inability to manage the amount of costs or the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have a material adverse effect on our business, financial condition and results of operations.
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
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, sales of our investment securities, sales of loans or other sources could materially and adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.
As of December 31, 2023, our 10 largest non-brokered depositors accounted for $267.7 million in deposits, or approximately 14.1% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product-specific requirements as part of the loan application, the loans sold have a limited recourse provision. Should loan repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could materially and adversely impact our business, financial condition and results of operations.
Delinquencies and credit losses from our OpenSky™ credit card division could adversely affect our business, financial condition and results of operations.
Our OpenSky™ Division provides secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. Although some OpenSky™ credit cards are fully or partially secured, losses may occur as a result of fraud, or when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Fraud, such as identity fraud, payment fraud and funding fraud (where, for example, an individual funds a card using information from someone they know well, such as a relative or roommate) can result in substantial losses. In the case of an OpenSky™ account that is funded through fraud on the part of an applicant, we are required by applicable laws to refund the amount of the original deposit, and we charge off balances which were subsequently charged on the card. Account balances in excess of established credit limits happen as a result of certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas station charges and hotel deposits. If an OpenSky™ cardholder exceeds his or her credit limit as a result of purchases in one of these categories, we may incur losses for amounts in excess of the collateral deposited if the borrower fails to repay such excess amounts. Customers can also exceed their credit limit by making intra-period payments to replenish their available lines. If the payments are made via the Automated Clearing House (“ACH”) and were fraudulent, we could incur the cost of the payment. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments. For example, in the event a secured card becomes more than 90 days past due, or an unsecured card becomes more than 150 days past due, the credit card balance is recovered against any corresponding deposit account and a charge-off is recorded for any related fees, accrued interest or other charges in excess of the deposit account balance. We have invested in technology and systems to prevent and detect fraudulent behavior and mitigate losses but such investments may not be adequate, and our systems may not adequately monitor or mitigate potential losses arising from these risks.
A high credit loss rate (the rate at which we charge off uncollectible loans) on either our secured, partially secured, or unsecured portfolio could materially and adversely impact our overall financial performance. We maintain an allowance for credit losses, which we believe to be adequate to cover credit losses inherent in our OpenSky™ portfolio, but we cannot be certain that the allowance will be sufficient to cover actual credit losses. If credit losses from our OpenSky™ portfolio exceed our allowance for credit losses, our net income will be reduced by the excess of such credit losses.

The inability of our OpenSky™ credit card division to continue its growth rate could adversely affect our earnings.
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
Credit card interchange fees are generally one of the largest components of the costs that merchants pay in connection with the acceptance of credit cards and are a meaningful source of revenue for our OpenSky™ Division. Interchange fees are the subject of significant and intense legal, regulatory and legislative focus globally, and the resulting decisions, regulations and legislation may have a material adverse impact on our business, financial condition and results of operations.
The heightened focus by merchants and regulatory and legislative bodies on the fees charged by credit and debit card networks, and the ability of certain merchants to negotiate discounts to interchange fees with MasterCard and Visa successfully or develop alternative payment systems could result in a reduction of interchange fees. Any resulting loss in income to us could have a material adverse effect on our business, financial condition and results of operations.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates later increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have a material adverse impact on net interest income.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates continue to increase or economic and market conditions deteriorate.
We invest a portion of our total assets (9.4% as of December 31, 2023) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested and managing interest rate risk. As of December 31, 2023, the fair value of our available-for-sale investment securities portfolio was $208 million, which included unrealized losses of $17.4 million and unrealized gains of $17 thousand. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
We face strong competition from financial services companies and other companies that offer banking services.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. In addition, many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.
Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially and adversely affect our business, financial condition and results of operations.
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
Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.
The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. For example, the CFPB has announced several initiatives related to the amounts and types of fees financial institutions may charge and on March 5, 2024, the CFPB issued a final rule that significantly lowers the safe harbor amount for past due fees that large credit card issuers can charge on consumer credit card accounts. Such changes could affect our ability or willingness to provide certain products or services, necessitate changes to our business practices, or reduce our revenues. There may also be future rulemaking in emerging regulatory areas such as climate-related risks and new technologies. Adoption of new technologies, such as distributed ledger technologies, tokenization, cloud computing, AI and machine learning technologies, can present unforeseen challenges in applying and relying on existing compliance systems. In addition, some laws and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us.

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
The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied commercial real estate (including construction) loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s non-owner-occupied commercial real estate (including construction) loan portfolio has increased 50% or more during the prior 36 months. At December 31, 2023, the Bank’s construction to total capital ratio was 107% which exceeded the 100% regulatory guideline threshold set forth in clause (iii) above and the Bank’s non-owner-occupied commercial real estate (including construction) loans to total capital ratio was 304% which exceeded the 300% regulatory guideline threshold set forth in clause (iv) above. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Because a significant portion of our loan portfolio depends on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material adverse effect on our business, financial condition and results of operations.

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
The stock market and the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult for you to sell your shares in the volume and at prices and times desired.
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
As of December 31, 2023, our directors, directors of the Bank, our named executive officers and their respective family members and affiliated entities beneficially owned an aggregate of 5,147,875 shares, or approximately 37.0% of our issued and outstanding common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
Our common stock is subordinate to our existing and future indebtedness and preferred stock.
Our common stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2023 we had outstanding approximately $10.0 million in aggregate principal amount of subordinated notes and $2.1 million in aggregate principal amount of junior subordinated debentures. We may incur additional indebtedness in the future to increase our capital resources or if our total capital ratio or the total capital ratio of the Bank falls below the required minimums. Furthermore, our common stock is subordinate to any series of preferred stock we may issue in the future.

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

ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 1C CYBERSECURITY
As a publicly-traded financial institution, we are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations and reputation, including, but not limited to, cyber-attacks against us or our critical third-party service providers. These cyber-attackers can attempt to gain unauthorized access to our digital systems for purposes including, but not limited to: misappropriation of company assets, accessing Company confidential or sensitive customer non-public information, corrupting data, causing operational disruptions, or as part of a ransom demand for payment. As described below, we believe we have appropriate risk management processes, governance policies, standards, and procedures, a system of internal controls designed to address and mitigate these risks, and experienced internal resources to execute our information security and cybersecurity risk management programs.
In 2020, the Company’s Board of Directors approved the implementation of a three lines of defense enterprise risk management framework upon the hiring of our current Chief Risk Officer/Chief Information Security Officer (“CRO/CISO”). Our three lines of defense enterprise risk management framework includes processes and procedures used to identify, assess, mitigate, and monitor the risks faced by the Company, including cybersecurity risk.
Within the three lines of defense framework for cybersecurity risk, the first line of defense is provided by the Information Technology department, which is responsible for the design and execution of information security practices and risk mitigation, led by the Company’s Business Information Security Officer (“BISO”). The BISO reports to the Chief Information Officer, who leads the Company’s Information Technology department.
The second line of defense is provided by the Enterprise Risk Management department, which is led by the Company’s CRO/CISO. The department seeks to identify, assesses, and monitors cyber risk, in collaboration with our first line, while maintaining independent oversight of our information security program. The CRO/CISO is independent of management and reports to the Board Risk Committee Chair.
The third line of defense is independent Internal Audit, led by our Head of Internal Audit, who is responsible for ensuring that the first and second line of defenses are both designed and operationally effective in mitigating cybersecurity risk through internal audits of including but not limited to: cybersecurity, electronic banking, GLBA/Privacy, information security, information technology, and vendor risk management. The Head of Internal Audit is independent of management and reports to the Board Audit Committee Chair.
Our BISO, CRO/CISO, and Head of Internal Audit have nearly seven decades of combined work experience, including six decades in banking and financial services risk management and information security roles, and all maintain several industry licenses and certifications through continuing professional education.
The Company’s information security program is designed to preserve the confidentiality, integrity, and availability of Company confidential information, customer non-public personal information, and other data on our systems as well as securing our interfaces with our critical third-party service providers.

Our information security program takes a risk-based approach to identifying and assessing the cybersecurity risks that exist within our business and information technology systems. The program addresses the roles and responsibilities of the Board, its committees, management, management’s committees, as well as each individual Company employee.
The Board of Directors is ultimately responsible for the oversight of cybersecurity risk management, with the Board Risk Committee assisting the Board with oversight of the Company’s cybersecurity risk program and reporting. The Board of Directors appoints the CISO, and the CISO is given the full authority of the Board for administering and executing the Company’s written information security program.. The CRO/CISO delivers an annual report to the full Board of Directors on the status and effectiveness of the Company’s written information security program, and reports to the Board Risk Committee any emerging threats or cyber risks on a periodic basis throughout the year. The Board Risk Committee has also approved an Information Security and Cybersecurity Risk Appetite Statement.
At the management level, the Enterprise Risk Management Committee (“ERMC”) is primarily responsible for cybersecurity risk management. The Committee is comprised of senior executives with risk management and information security expertise. The Information Technology Steering Committee (“ITSC”) is a sub-committee of ERMC and is also comprised of senior executives and staff with risk management and information security expertise. ITSC governs the first line of defense cybersecurity risk management activities and furnishes approval items, status reports, and approved Committee minutes to ERMC following a meeting. ERMC governs the second line of defense cybersecurity risk management activities and furnishes key risk indicators, risk assessments, reports, issues and committee minutes to the Board Risk Committee. The CRO/CISO assigns quarterly cyber security training to all Company employees and ERMC reviews and approves the training curriculum on an annual basis. Additionally, the CRO/CISO ensures the Board receives annual cyber security training.
We strive to minimize the occurrence of cybersecurity incidents and the risks resulting from such incidents. However, when a cybersecurity incident does occur, the Company has in place an incident response program to guide our assessment of and response to the incident. The CRO/CISO coordinates the Company’s response to a cybersecurity incident, including investigating, recording and evaluating any potential, suspected or confirmed incidents involving non-public customer information or Company confidential information. The CRO/CISO informs senior management and the Board Risk Chair and Board Audit Committee Chair as soon as practical if a significant security incident occurs. Formal incident reports, if/when applicable, are reviewed by ITSC, ERMC, and the Board Risk Committee.
The Company employs third parties in fulfilling certain aspects of its information security and cybersecurity programs. For example, we engage third parties to: monitor our network 24/7/365, escalate security alerts, when applicable, perform penetration testing, conduct social engineering tests and assist management with technology upgrades/installations. The BISO assists the CRO/CISO in assessing and monitoring information risks posed by third parties and any non-compliance with the controls created to address such risks. With respect to cybersecurity incidents affecting our third-party service providers, the CRO/CISO works with our service providers to understand and document any incidents, along with managing the impact to us and reporting such significant incidents to senior management, ITSC, ERMC, and the Board Risk Committee.
While we believe that our cybersecurity programs are appropriate to our risks, cybersecurity threats are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.
Notwithstanding the investments made in mitigating our cybersecurity risks, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the

Company. As of the date of this filing, the Company is not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For further discussion, please see Item 1A. “Risk Factors” for a discussion of cybersecurity risks.
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

Location	Owned/Leased	Lease Expiration	Type of office
One Church Street Suite 100 Rockville, MD 20850	Leased	12/31/2026	Commercial Branch
2275 Research Blvd. Suite 600 Rockville, MD 20850	Sub-Leased	10/31/2024	Corporate
6711 Columbia Gateway Drive Suite 170 Columbia, MD 21046	Leased	11/30/2027	Commercial Branch/LPO
110 Gibraltar Road Suite 130 Horsham, PA 19044	Leased	8/31/2026	OpenSky™ Operations
185 Harry S. Truman Parkway Suite 100 Annapolis, MD 21401	Leased	11/30/2026	Mortgage Office
10700 Parkridge Boulevard Suite 180 Reston, VA 20191	Leased	5/31/2024	Commercial Branch, Mortgage Office, and OpenSky™ Headquarters
1400 W Street, NW Suite 170 Washington, DC 20009	Leased	2/28/2033	Commercial Branch
1900 Campus Commons Drive Suite 130 Reston, VA 20191	Leased	9/30/2031	Commercial Branch, Mortgage Office, and OpenSky™ Headquarters
1104 Kenilworth Drive Suite 210 Towson, MD 21204	Leased	1/31/2027	LPO

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any legal proceedings likely to result in a material adverse effect on our financial statements.
ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholder Information

The common stock of the Company has been publicly traded since September 2018 and is currently traded on the Nasdaq Global Select Market under the symbol CBNK. As of March 13, 2024, there were approximately 158 holders of record of our common stock.

Dividends
Commencing with the third quarter of 2021, shareholders have received quarterly cash dividends on shares of common stock. Dividends paid in 2023 totaled $3.9 million. As a general matter, the payment of dividends is at the discretion of the Company’s board of directors, based on such factors as operating results, financial condition, capital adequacy and regulatory requirements. Although we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders, the Company anticipates continuing a regular quarterly cash dividend. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.
Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval.

Equity Compensation Plan Information
The following table provides information as of December 31, 2023, with respect to options and restricted stock units (“RSUs”) outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan	550,718	$19.21	792,846
Equity compensation plans not approved by security holders	—	—	—
Total	550,718	$19.21	792,846

Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the year ended December 31, 2023.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock, or 500,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). On April 13, 2023, the Company announced approval of up to an additional $5.0 million or 175,000 shares of Common Stock incremental to the July 2022 announcement. The program will expire on December 31, 2024. There were no stock repurchases by the Company under the repurchase program announced on July 25, 2022, prior to the quarter ended March 31, 2023. Shares repurchased and retired for the year ended December 31, 2023 as part of the Company's stock repurchase program totaled 475,346 shares at an average price of $18.57, for a total cost of $8.8 million including commissions.
During the three months ended December 31, 2023, the Company repurchased Common Stock under the stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	19,830	$19.75	405,749	$7,615,183
November 1, 2023 to November 30, 2023	53,562	20.40	459,311	6,522,616
December 1, 2023 to December 31, 2023	16,035	21.86	475,346	6,172,016

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the related notes.
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted throughout our MD&A by reference to “non-GAAP.” We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our non-GAAP results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of non-GAAP results increases comparability of period-to-period results.
Other companies may use similarly titled non-GAAP financial measures that may be calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by such companies. We caution investors not to place undue reliance on such non-GAAP financial measures, but to consider them with the most directly comparable GAAP measures. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our results reported under GAAP.
For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Financial Performance
The following summary should be read in conjunction with the MD&A section in its entirety.
Net income of $35.9 million for the year ended December 31, 2023 decreased $5.9 million, or 14.2% when compared to the prior year. Net interest income of $141.5 million increased $0.9 million from the prior year primarily due to increased average balances of $235.9 million in portfolio loans combined with a 71 basis point increase in yield for portfolio loans, offset by significant increases in the cost of funding.
The net interest margin decreased 32 basis points to 6.60% for the year ended December 31, 2023 compared to 6.92% for the prior year as the elevated interest rate environment increased the overall cost of interest-bearing liabilities decreasing the net interest spread to 5.25% for the year ended December 31, 2023 compared to 6.46% for the prior year. Net interest margin, as adjusted (non-GAAP, excluding credit card and SBA-PPP loans), was 3.96% for the year ended December 31, 2023, compared to 3.93% for the prior year. For the year ended December 31, 2023, average interest earning assets increased $112.0 million, or 5.5%, to $2.1 billion as compared to the same period in 2022, and the average yield on interest earning assets increased 113 basis points. The yield on portfolio loans, as adjusted (non-GAAP, excluding credit card loans) was 6.66% for the year ended December 31, 2023, compared to 5.31% for the prior year. Compared to the same period in the prior year, average interest-bearing liabilities increased $209.1 million, or 19.7%, while the average cost of interest-bearing liabilities increased 234 basis points to 3.29% from 0.95%. For additional details, see “Non-GAAP Financial Measures and Reconciliations.”
For the year ended December 31, 2023, the provision for credit losses was $9.6 million, an increase of $3.0 million from the prior year, attributable primarily to the credit card portfolio. Net charge-offs for the year ended December 31, 2023 were $8.5 million, or 0.47% of average portfolio loans, compared to $5.4 million, or 0.34% of average portfolio loans, for the same period in 2022. The $8.5 million in net charge-offs during the year ended December 31, 2023 was comprised primarily of credit card portfolio net charge-offs, with $5.5 million related to secured and partially secured cards while $1.4 million was related to unsecured cards.
For the year ended December 31, 2023, noninterest income of $25.0 million decreased $4.4 million, or 15.0%, from the same period in 2022. The decrease was primarily driven by the decline in credit card fees of $4.7 million as the number of open customer accounts declined to 525,314 at December 31, 2023 from 533,855 year over year, which resulted in lower interchange and other fee income recognized compared to the prior year.
For the year ended December 31, 2023, noninterest expense of $110.8 million increased $1.7 million, or 1.5%, from the same period in 2022. The increase was primarily driven by a $5.9 million, or 13.7%, increase in salaries and employee benefits and a $0.8 million, or 16.6%, increase in occupancy and equipment, partially offset by a $3.7 million, or 12.7%, decrease in data processing expense and a $1.7 million, or 15.8%, decrease in professional fees due to a reduction in third party consulting fees. The decrease in data processing expense was the result of a contract renegotiation entered into in the first quarter 2022 in the OpenSky™ Division as well as fewer average open cards during the period.
Total assets at December 31, 2023 were $2.2 billion, an increase of $102.5 million, or 4.8%, from the balance at December 31, 2022. Net portfolio loans, which exclude mortgage loans held for sale and SBA-PPP loans, totaled $1.9 billion at December 31, 2023, an increase of $174.1 million, or 10.1%, compared to $1.7 billion at December 31, 2022. Total liabilities at December 31, 2023 were $2.0 billion, an increase of $71.7 million, or 3.8%, from the balance at December 31, 2022. Total liability growth was primarily due to a $137.9 million increase in deposits partially offset by a decrease in Federal Home Loan Bank advances of $85.0 million when comparing December 31, 2023 to December 31, 2022. Stockholders’ equity increased to $254.9 million as of December 31, 2023, compared to $224.0 million at December 31, 2022.
Deposits were $1.9 billion at December 31, 2023, an increase of $137.9 million, or 7.8%, from the balance at December 31, 2022. Average deposits of $1.9 billion for the year ended December 31, 2023 increased $100.4 million, or 5.7%, as compared to the prior year. Rising interest rates have resulted in some customers moving balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts. As a result of the migration, average noninterest-bearing deposit balances decreased $127.0 million to $655.0 million, or 35.1% of total average deposits for the year ended December 31, 2023, as compared to $782.0 million, or 44.3% of total average deposits for the prior year.
The Bank’s OpenSky™ Division contributed $29.3 million of income before taxes for the year ended December 31, 2023, a decrease of $2.2 million for the segment from the prior year. Average OpenSky™ loan balances, net of reserves and deferred fees of $114.5 million for the year ended December 31, 2023 decreased $12.0 million, or 9.5%, as compared to the prior year. OpenSky™ loan balances, net of reserves, of $123.3 million at December 31, 2023 decreased by $5.1 million, or 4.0%, compared to $128.4 million at December 31, 2022. Corresponding deposit balances of $173.9 million at December 31, 2023 decreased $13.6 million, or 7.2%, compared to $187.4 million at December 31, 2022. Gross unsecured loan balances of $30.8 million at December 31, 2023 increased $4.0 million, or 15.0%, compared to $26.8 million at December 31, 2022. For the year ended December 31, 2023, noninterest income of $17.3 million decreased $4.6 million due to a decline in credit card fees as compared to the prior year. Active customer accounts of 525,314 at December 31, 2023 decreased from 533,855 at December 31, 2022 leading to a decline in revenues earned from interchange and other fees.
The Bank’s Capital Bank Home Loans division contributed a net loss before taxes of $0.8 million for the year ended December 31, 2023 as compared to a net loss before taxes of $3.0 million in the prior year. The Bank’s Capital Bank Home Loans division saw a decline in mortgage originations during the year ended December 31, 2023 when compared to the prior year. A rising interest rate environment dampened home loan sales and home loan refinances. Gain on sale margins, were up from 2.34% for the twelve months ended December 31, 2022, to 2.76% for the twelve months ended December 31, 2023. Historically-low housing inventory and increasing interest rates are likely to continue suppressing origination volumes.
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as deemed necessary. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors.
The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in “Note 1 - Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 "Financial Statements and Supplementary Data.”

The critical accounting and reporting policies include the Company’s accounting for the ACL. The Company provides additional information on its ACL in “Note 1 - Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 "Financial Statements and Supplementary Data.”
Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - Note 1. Summary of Significant Accounting Policies.”
Results of Operations for the Years Ended December 31, 2023 and 2022
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(in thousands)	2023	2022	% Change
Interest income	$183,206	$150,646	21.6%
Interest expense	41,680	10,039	315.2%
Net interest income	141,526	140,607	0.7%
Provision for credit losses	9,610	6,631	44.9%
Release of credit losses on unfunded commitments	(101)	—	0.0%
Net interest income after provision for credit losses	132,017	133,976	-1.5%
Noninterest income	24,975	29,372	-15.0%
Noninterest expense	110,767	109,114	1.5%
Net income before income taxes	46,225	54,234	-14.8%
Income tax expense	10,354	12,430	(16.7)%
Net income	$35,871	$41,804	-14.2%
Net income of $35.9 million for the year ended December 31, 2023 decreased $5.9 million, compared to net income of $41.8 million for the year ended December 31, 2022. The increase in net interest income was primarily due to the increase in average loans outstanding in the loan portfolio year over year offset by significant increases in the cost of funding. The increase in the provision for credit losses was primarily related to credit card portfolio net charge-offs. Noninterest income decreased year over year primarily driven by a decline in credit card fees of $4.7 million as the number of open accounts declined resulting in lower comparable interchange and other fee income recognized in 2023. Noninterest expense remained stable increasing 1.5% year over year as salaries and employee benefits increased $5.9 million partially offset by a $3.7 million decrease in data processing expense and a $1.7 million decrease in professional fees.
Net Interest Income and Net Margin Analysis
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Interest earning assets are composed primarily of loans, loans held for sale, investment securities, and interest-bearing deposits with banks. The cost of funds represents interest expense on deposits and borrowings, which consist of federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), advances from the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”) and subordinated notes. Noninterest-bearing deposits and capital also provide sources of funding.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the years ended December 31, 2023 and 2022. Weighted average yields are derived by dividing income by the average balance of the related assets, and weighted average rates are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Years Ended December 31,
	2023			2022
($ in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest earning assets:
Interest-bearing deposits	$70,407	$3,211	4.56%	$156,751	$2,007	1.28%
Federal funds sold	1,597	74	4.63	2,959	44	1.49
Investment securities	245,466	4,815	1.96	248,869	3,912	1.57
Restricted investments	5,016	346	6.90	5,475	275	5.02
Loans held for sale	5,755	382	6.64	9,696	435	4.49
SBA-PPP loans receivable	1,373	30	2.18	29,831	3,477	11.66
Portfolio loans receivable(1)(2)	1,815,595	174,348	9.60	1,579,661	140,496	8.89
Total interest earning assets	2,145,209	183,206	8.54	2,033,242	150,646	7.41
Noninterest earning assets	43,090			44,559
Total assets	$2,188,299			$2,077,801

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$201,194	$298	0.15%	$253,923	$174	0.07%
Savings	5,768	8	0.14	8,917	5	0.06
Money market accounts	642,013	23,510	3.66	553,388	4,529	0.82
Time deposits	360,464	15,809	4.39	165,854	2,903	1.75
Borrowed funds	59,302	2,055	3.47	77,556	2,428	3.13
Total interest-bearing liabilities	1,268,741	41,680	3.29	1,059,638	10,039	0.95
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	24,026			23,797
Noninterest-bearing deposits	655,013			781,971
Stockholders’ equity	240,519			212,395
Total liabilities and stockholders’ equity	$2,188,299			$2,077,801

Net interest spread			5.25%			6.46%
Net interest income		$141,526			$140,607
Net interest margin (3)			6.60%			6.92%
_______________
(1)Includes nonaccrual loans.
(2)For the years ended December 31, 2023 and 2022, collectively, portfolio loans yield excluding credit card loans was 6.66% and 5.31%, respectively.
(3)For the years ended December 31, 2023 and 2022, SBA-PPP loans and credit card loans accounted for 264 and 299 basis points of the reported net interest margin, respectively.

Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Compared to			Compared to
	December 31, 2022			December 31, 2021
	Change Due To		Interest Variance	Change Due To		Interest Variance
(In thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$(3,937)	$5,141	$1,204	$(918)	$2,642	$1,724
Federal funds sold	(63)	93	30	2	42	44
Investment securities available for sale	(67)	970	903	1,542	360	1,902
Restricted investments	(32)	103	71	85	24	109
Loans held for sale	(261)	208	(53)	(1,500)	711	(789)
SBA-PPP loans receivable	(620)	(2,827)	(3,447)	(18,738)	14,602	(4,136)
Portfolio loans receivable excluding credit card loans	16,514	19,590	36,104	10,326	3,127	13,453
Credit card loans	(6,413)	4,161	(2,252)	7,093	8,003	15,096
Total interest income	5,121	27,439	32,560	(2,108)	29,511	27,403

Interest Expense:
Interest-bearing demand accounts	(79)	203	124	(24)	(4)	(28)
Savings	(4)	7	3	2	—	2
Money market accounts	3,244	15,737	18,981	582	2,463	3,045
Time deposits	8,527	4,379	12,906	(1,810)	594	(1,216)
Borrowed funds	(637)	264	(373)	1,357	329	1,686
Total interest expense	11,051	20,590	31,641	107	3,382	3,489
Net interest income	$(5,930)	$6,849	$919	$(2,215)	$26,129	$23,914
When comparing the years ended December 31, 2023 to 2022, the largest positive impact to total interest income was the effect of increases in market interest rates on substantially all interest earning assets. Growth in the loan portfolio, excluding credit cards, contributed $16.5 million to the increase in interest income, while the heightened interest rates on portfolio loans contributed $19.6 million for the year ended December 31, 2023 compared to the prior year. On a standalone basis, interest income attributable to the credit card portfolio declined by $2.2 million year over year primarily due to a decrease in open customer accounts and corresponding late charges and credit card loan balances, partially offset by higher interest income as a result of the rising rate environment. During the year ended December 31, 2022, $109.3 million of SBA-PPP loans were forgiven by the SBA which accelerated the recognition of $3.1 million of deferred fee income. In comparison, during the year ended December 31, 2023, $1.5 million of SBA-PPP loan principal was forgiven and $16 thousand of deferred fee income was recognized. Increased interest rates also contributed $20.6 million to increased interest expense, including $15.7 million from increased rates on money market accounts comparing the year ended December 31, 2023 to the prior year, substantially offsetting the increase in total interest income. The increase in the amount of time deposits contributed an additional $8.5 million to the increase in interest expense.
Rising interest rates have resulted in some customers moving balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts which increased interest expense. The average balance of noninterest-bearing deposits of $655.0 million for the year ended December 31, 2023 decreased $127.0 million from $782.0 million for the prior year. The average balance of interest-bearing deposits of $1.2 billion for the year ended December 31, 2023 increased $227.4 million from $982.1 million for the prior year.
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. The amount for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses, forecasted cash flows, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. For a description of the factors taken into account by our management in determining the ACL, see “Financial Condition— Allowance for Credit Losses.”
For the year ended December 31, 2023, the provision for credit losses was $9.6 million, an increase of $3.0 million from the recorded provision for loan losses of $6.6 million for the year ended December 31, 2022. Net charge-offs for the year ended December 31, 2023 were $8.5 million, or 0.47% of average portfolio loans, compared to $5.4 million, or 0.34% of average portfolio loans, for the same period in 2022. The $8.5 million in net charge-offs during the year ended December 31, 2023 was comprised primarily of credit card portfolio net charge-offs, with $5.5 million related to secured and partially secured cards while $1.4 million was related to unsecured cards.
Although the majority of OpenSky™ credit cards are secured, losses may occur. Some losses result from identity fraud, payment fraud and funding fraud. In addition, losses are sometimes incurred when customers exceed established credit limits as a consequence of certain VISA membership policies that allow cardholders to incur certain charges, such as, for example, rental car charges, gas station charges and hotel deposits, that may exceed card limits. Finally, losses to our credit card portfolio may arise if cardholders cease to maintain the account in good standing with timely payments.
The ACL as a percent of portfolio loans was 1.50% at December 31, 2023. The ACL at December 31, 2022, prior to the adoption of CECL, represented 1.53% of portfolio loans. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at December 31, 2023 in “Financial Condition - Allowance for Credit Losses.”
Noninterest Income
Our primary sources of recurring noninterest income are credit card fees, such as interchange fees and statement fees, and mortgage banking revenue. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual and renewal fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method and late fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
(in thousands)	2023	2022	% Change
Noninterest income:
Service charges on deposit accounts	$964	$767	25.7%
Credit card fees	17,273	21,972	(21.4)
Mortgage banking revenue	4,896	4,866	0.6
Other income	1,842	1,767	4.2
Total noninterest income	$24,975	$29,372	(15.0)%
For the year ended December 31, 2023, noninterest income of $25.0 million decreased $4.4 million, or 15.0%, from the same period in 2022. Credit card fees of $17.3 million decreased $4.7 million as compared to the year ended December 31, 2022, as the number of open customer accounts declined to 525,314 at December 31, 2023 from 533,855 at December 31, 2022. Service charges on deposit accounts increased $0.2 million reflecting fee income generated from an increase in deposit balances and relationships.
The Bank’s Capital Bank Home Loans division saw a decline in mortgage originations during the year ended December 31, 2023 when compared to the prior year ended December 31, 2022. A rising interest rate environment dampened home loan sales and home loan refinances. Gain on sale margins, were up from 2.34% for the twelve months ended December 31, 2022 to 2.76% for the twelve months ended December 31, 2023. Historically-low housing inventory and increasing interest rates are likely to continue suppressing origination volumes.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a risk and has established a reserve under generally accepted accounting principles for possible repurchases. The reserve was $1.0 million at December 31, 2023 and $1.2 million at December 31, 2022. The Bank repurchased one loan in November 2023 for $597 thousand and one loan in December 2022 for $463 thousand. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
(in thousands)	2023	2022	% Change
Noninterest expense:
Salaries and employee benefits	$48,754	$42,898	13.7%
Occupancy and equipment	5,673	4,865	16.6
Professional fees	9,270	11,012	(15.8)
Data processing	25,686	29,418	(12.7)
Advertising	6,161	6,220	(0.9)
Loan processing	1,633	1,702	(4.1)
Foreclosed real estate expense, net	7	(183)	(103.8)
Operational losses	4,613	4,469	3.2
Outside service providers	1,932	3,338	(42.1)
Other operating	7,038	5,375	30.9
Total noninterest expense	$110,767	$109,114	1.5%
For the year ended December 31, 2023, noninterest expense of $110.8 million increased $1.7 million, or 1.5%, from the same period in 2022. The increase was primarily driven by a $5.9 million, or 13.7%, increase in salaries and employee benefits due in part to growth in headcount in our commercial and commercial real estate lending groups as well as additional positions in executive management as the Company continues to put in place the requisite human capital for its continued growth. Other operating expenses increased $1.7 million including an increase in insurance related expenses and other miscellaneous expenses. Further, occupancy and equipment expense increased $0.8 million, or 16.6%. Data processing expense decreased $3.7 million, or 12.7%, and outside service providers expense decreased $1.4 million, or 42.1%, as fees related to card services was lower as card usage declined, and professional fees decreased $1.7 million, or 15.8%, due to a reduction in third party consulting fees. The decrease in data processing expense was the result of a contract renegotiation entered into in the first quarter 2022 in the OpenSky™ Division as well as fewer average open cards during the period.
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
Income tax expense was $10.4 million for 2023 compared to $12.4 million for 2022. Our effective tax rates for those periods were 22.4% and 22.9%, respectively.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	December 31,		Change expressed in:
(in thousands)	2023	2022	Dollars	Percent
Total assets	$2,226,176	$2,123,655	$102,521	4.8%
Investment securities available for sale	208,329	252,481	(44,152)	(17.5)
Mortgage loans held for sale	7,481	7,416	65	0.9
U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”) loans receivable, net of fees and costs	645	2,163	(1,518)	(70.2)
Portfolio loans receivable, net of deferred fees and costs	1,902,643	1,728,592	174,051	10.1
Allowance for credit losses	28,610	26,385	2,225	8.4
Deposits	1,895,996	1,758,072	137,924	7.8
FHLB borrowings	22,000	107,000	(85,000)	(79.4)
Other borrowed funds	27,062	12,062	15,000	124.4
Total stockholders’ equity	254,860	224,015	30,845	13.8
Tangible common equity(1)	254,860	224,015	30,845	13.8
Equity to total assets at end of period	11.45%	10.55%		8.5
Weighted average number of basic shares outstanding	14,003	14,025		(0.2)
Weighted average number of diluted shares outstanding	14,081	14,362		(2.0)
Common shares outstanding	13,923	14,139		(1.5)
Book value per share	$18.31	$15.84		15.6
Tangible book value per share(1)	$18.31	$15.84		15.6
Dividends per share	$0.28	$0.22		27.3
(1) see “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures
Total assets at December 31, 2023 increased $102.5 million from the balance at December 31, 2022. Net portfolio loans, which exclude mortgage loans held for sale and SBA-PPP loans, totaled $1.9 billion as of December 31, 2023, an increase of $174.1 million, or 10.1%, from $1.7 billion at December 31, 2022.
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

To supplement interest income earned on our loan portfolio, the Company invests in U.S. Treasuries, high-quality mortgage-backed securities (“MBS”), government agency bonds, asset-backed securities and high-quality municipal and corporate bonds. The asset-backed securities are comprised of student loan collateral issued by the Federal Family Education Loan Program, which includes a minimum of a 97% government repayment guarantee, as well as additional support in excess of the government guaranteed portion.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at December 31, 2023 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
At December 31, 2023	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S Treasuries	$39,918	1.44%	$100,793	1.15%	$20,709	1.47%	$—	—%	$161,420	$149,228	1.26%
Municipal	—	—	895	4.91	506	2.54	10,298	1.91	11,699	9,372	2.17
Corporate	—	—	—	—	5,000	4.31	—	—	5,000	4,413	4.31
Asset-backed securities	—	—	—	—	—	—	7,069	3.38	7,069	7,045	3.38
Mortgage-backed securities	—	—	13,941	4.96	13,779	2.92	12,771	4.07	40,491	38,271	3.99
Total	$39,918	1.44%	$115,629	1.64%	$39,994	2.34%	$30,138	3.17%	$225,679	$208,329	1.94%
As described in “Note 3 - Investment Securities” to the “Notes to the Consolidated Financial Statements” at December 31, 2023 management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2023 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of December 31, 2023 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2023, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are 5 securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2023, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 82% of the portfolio; AA+ – 8%; AA – 10%.
Asset-backed Securities – There were 3 investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of December 31, 2023.

Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consist of loans secured by real estate as well as commercial business loans, credit card loans secured by corresponding deposits at the Bank and, to a limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied commercial real estate loans, residential construction loans and commercial business and investment loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our credit card portfolio supplements our traditional lending products with enhanced yields. Our lending activities, outside of credit cards, are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas.
Residential Real Estate Loans. One-to-four family mortgage loans are primarily secured by owner-occupied primary and secondary residences and, to a lesser extent, investor-owned residences. Residential loans are originated through the commercial sales teams and Capital Bank Home Loans division. Residential loans also include home equity lines of credit. Owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. Generally, the required minimum debt service coverage ratio is 115%.
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $14.1 million as of December 31, 2023 and $12.3 million as of December 31, 2022, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $11.1 million as of December 31, 2023 are included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. As of December 31, 2023, there were approximately $307.9 million of owner-occupied commercial real estate loans, representing approximately 16.1% of the loan portfolio. In prior reporting periods, the Company classified certain commercial real estate loans as owner-occupied that should have been classified as non-owner-occupied. For the reporting periods ended December 31, 2022 and March 31, 2023, the Company disclosed owner-occupied commercial real estate loans of $387.7 million and $377.4 million, respectively. Based on the revised classification metrics, the correct amount of owner-occupied commercial real estate loans at December 31, 2022 and March 31, 2023 was $300.8 million and $300.0 million, respectively. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders, primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties, although exceptions are sometimes made. The Company performs a stress test of the construction loan portfolio at least once a year, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored against the original underwriting guidelines for construction milestones and completion timelines.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $95.3 million and $109.4 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of December 31, 2023 and December 31, 2022, respectively. Unsecured balances were $30.8 million and $26.8 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. There were no loans purchased with credit deterioration during the year ended December 31, 2023.

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

	As of December 31, 2023
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$117,425	$217,048	$86,505	$152,126	$573,104
Commercial	141,436	269,138	270,613	3,042	684,229
Construction	228,288	53,293	8,527	—	290,108
Commercial and industrial	50,384	98,518	75,825	13,821	238,548
Credit card	123,331	—	—	—	123,331
Other consumer	384	325	241	—	950
Total portfolio loans, gross	$661,248	$638,322	$441,711	$168,989	$1,910,270

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$267,422	$188,257	$455,679
Commercial			345,988	196,805	542,793
Construction			11,453	50,367	61,820
Commercial and industrial			101,723	86,441	188,164
Other consumer			541	25	566
Total portfolio loans, gross			$727,127	$521,895	$1,249,022
In addition to the portfolio loans shown above, gross SBA-PPP loans receivable, which totaled $0.7 million at December 31, 2023, mature in the one to five year time-frame and carry a fixed rate of interest.
Multi-family loans totaled $157.3 million at December 31, 2023 and are included in the real estate residential loan category. At December 31, 2023, the Company has approximately $52.9 million in multi-family loans in the District of Columbia with tenants that could have some form of rent stabilization or rent control. Under the Rent Control Act in the District of Columbia, properties built prior to 1975 limit rent increases to no more than annually unless a unit becomes vacant, and increases are generally limited to the Consumer Price Index plus 2% not to exceed 10%. Further, there must be at least 30 days’ notice of rent increase. The Company does not have any multi-family loans in New York City or New York state.
The following tables present non owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of December 31, 2023
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$157,257	$1,991	49.8%	Not Applicable	8.2%

Retail	$103,508	$1,568	54.0%	29.5%	5.4%
Mixed use	75,780	1,067	48.8%	21.6%	4.0%
Industrial	63,015	1,167	47.1%	17.9%	3.3%
Hotel	60,307	3,769	44.8%	17.2%	3.2%
Office	13,416	516	54.2%	3.8%	0.7%
Other(2)	35,090	1,595	49.3%	10.0%	1.8%
Total non-owner-occupied commercial real estate loans	$351,116	$1.377	49.6%	100.0%	18.4%
Total portfolio loans, gross	$1,910,270
Scheduled maturities of fixed rate non owner-occupied commercial real estate loans, including multi-family

	As of December 31, 2023
(in thousands)	2024	2025	2026	2027	2028 and Onwards	Total
Loan type:
Multi-family	$7,690	$8,687	$17,908	$23,265	$39,296	$96,846

Retail	$18,156	$856	$11,432	$14,806	$11,439	$56,689
Mixed use	11,754	3,857	22,601	9,346	13,455	61,013
Industrial	2,557	8,333	7,674	9,702	12,377	40,643
Hotel	3,251	—	—	3,607	21,141	27,999
Office	1,260	1,998	583	3,061	2,937	9,839
Other	10,185	—	4,967	2,480	8,513	26,145
Total fixed rate non owner-occupied commercial real estate loans	$47,163	$15,044	$47,257	$43,002	$69,862	$222,328
Owner-occupied commercial real estate loans

	As of December 31, 2023
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$79,908	$1,332	46.8%	26.0%	4.2%
Office	42,482	664	47.7%	13.8%	2.2%
Retail	42,373	799	54.4%	13.8%	2.2%
Mixed use	17,872	1,117	62.7%	5.8%	0.9%
Other(3)	125,276	2,983	56.4%	40.6%	6.6%
Total owner-occupied commercial real estate loans	$307,911	$1,310	52.8%	100.0%	16.1%
Total portfolio loans, gross	$1,910,270

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of December 31, 2023
(in thousands)	2024	2025	2026	2027	2028 and Onwards
Loan type:
Industrial	$5,623	$—	$10,200	$7,432	$35,104
Office	145	2,974	889	2,310	26,231
Retail	6,090	1,045	1,054	4,776	19,958
Mixed use	—	—	1,122	906	9,334
Other	25,879	2,564	5,484	10,525	28,506
Total fixed rate owner-occupied commercial real estate loans	$37,737	$6,583	$18,749	$25,949	$119,133
(1) Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2) Other non-owner-occupied commercial real estate loans include a land loan of $9.0 million, skilled nursing loans of $9.9 million, special purpose loans of $6.4 million, and other loans of $9.7 million.
(3) Other owner-occupied commercial real estate loans include special purpose loans of $51.5 million, skilled nursing loans of $45.5 million, and other loans of $28.3 million.
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
At December 31, 2023, the recorded investment in individually assessed loans was $16.0 million, requiring a specific reserve of $0.4 million. At December 31, 2022, prior to the adoption of CECL, the Company carried a recorded investment in impaired loans of $9.4 million, $0.5 million of which required a specific reserve of $0.4 million. The $16.0 million of individually assessed loans at December 31, 2023 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2023.
Allowance for Credit Losses
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

The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2023	2022	2023	2022
(in thousands)	Allowance for credit losses to period end portfolio loans (1)		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans (1)
Real estate:
Residential	0.96%	1.13%	1.99%	0.88%	48%	128%
Commercial	1.51	1.22	0.09	0.24	1,773	518
Construction	0.78	1.59	1.13	1.19	69	133
Commercial and Industrial	1.85	1.33	0.32	0.32	569	417
Credit card	4.94	4.73	—	—	—	—
Other consumer	1.26	0.88	—	—	—	—
Total	1.50%	1.53%	0.84%	0.56%	178%	270%
_____________
(1)Allowance calculation excludes SBA-PPP loans.

Total charge-offs for the year ended December 31, 2023 and December 31, 2022 were primarily comprised of credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. Commercial and industrial loans experienced net charge-offs for year ended December 31, 2023 of $0.1 million. Commercial real estate loans experienced net charge-offs for the year ended December 31, 2023 of $0.8 million. The following table presents a summary of the net charge-off (recovery) of loans as a percentage of average loans for the periods indicated:

	For the Years Ended December 31,
	2023			2022
(in thousands)	Net Charge-offs (Recoveries)	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$670	$544,552	0.12%	$—	$434,714	—%
Commercial	841	665,535	0.13	—	593,981	—
Construction	—	266,274	—	17	243,921	0.01
Commercial and Industrial	77	222,856	0.03	—	179,757	—
Credit card	6,885	114,450	6.02	5,410	126,473	4.28
Other consumer	—	1,928	—	—	815	—
Total	$8,473	$1,815,595	0.47%	$5,427	$1,579,661	0.34%
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

	December 31,
	2023		2022
(in thousands)	Amount	Percent(1)	Amount	Percent(1)
Real estate:
Residential	$5,518	19%	$5,481	21%
Commercial	10,316	36	8,098	31
Construction	2,271	8	3,782	14
Commercial and Industrial	4,406	16	2,935	11
Credit card	6,087	21	6,078	23
Other consumer	12	—	11	—
Total allowance for credit losses	$28,610	100%	$26,385	100%
_______________
(1) Loan category as a percentage of total portfolio loans which excludes SBA-PPP loans.

Total Liabilities
Total liabilities at December 31, 2023 increased $71.7 million from December 31, 2022, primarily due to growth in the deposit portfolio of $137.9 million, partially offset by an $85.0 million reduction in FHLB advances.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial and business banking officers. Our credit card customers are a significant source of low cost deposits. As of December 31, 2023 and December 31, 2022, our credit card customers accounted for $173.9 million and $187.4 million, or 28.2% and 27.8%, respectively, of our total noninterest-bearing deposit balances.
Major categories of interest-bearing deposits are as follows:

Interest-Bearing Deposits
	At December 31, 2023
(in thousands)	2023	2022
Interest-bearing demand accounts	$199,308	$207,836
Money market accounts	663,129	574,978
Savings	5,211	7,530
Certificates of deposit of $250,000 or more	124,747	96,291
Other time deposits	286,228	197,124
Total Interest-bearing deposits	$1,278,623	$1,083,759
The Company had $142.4 million in brokered deposits at December 31, 2023 compared to $131.1 million at December 31, 2022.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of December 31, 2023, these concentrations represented 9% and 12% of deposits, respectively. As of December 31, 2022, these deposits represented 11% and 13% of deposits, respectively.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the years Ended December 31,
	2023		2022
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$201,194	0.15%	$253,923	0.07%
Savings	5,768	0.14	8,917	0.06
Money market accounts	642,013	3.66	553,388	0.82
Time deposits	360,464	4.39	165,854	1.75
Total Interest-bearing deposits	1,209,439	3.28%	982,082	0.77%
Noninterest-bearing demand accounts	655,013		781,971
Total deposits	$1,864,452	2.13%	$1,764,053	0.43%
Deposit costs increased 170 basis points during the year ended December 31, 2023 owing in large part to a series of interest rate increases implemented by the Federal Reserve beginning in early 2022 and the migration of some relationships from interest-bearing demand accounts and savings accounts to higher rate money market accounts and time deposits. In addition, average noninterest-bearing deposit balances decreased $127.0 million when compared to December 31, 2022, largely due to the decision by some depositors to move balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts.
Noninterest-bearing deposits represented 32.6% of total deposits at December 31, 2023 compared to 38.4% at December 31, 2022. Uninsured deposits were approximately $789.4 million as of December 31, 2023, representing 41.6% of the Company's deposit portfolio, compared to $784.6 million, or 44.6%, at December 31, 2022. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table presents the maturities of our certificates of deposit as of December 31, 2023.

(in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
$250,000 or more	$23,444	$14,239	$35,017	$52,047	$124,747
Less than $250,000	97,321	112,723	67,915	8,269	286,228
Total	$120,765	$126,962	$102,932	$60,316	$410,975
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Despite the uncertain market conditions during the first quarter of 2023 following the closures of Silicon Valley Bank and Signature Bank, our total borrowings decreased during the year ended December 31, 2023 to $49.1 million from $119.1 million at December 31, 2022 as our deposits increased during the year.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2023, approximately $556.1 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $313.5 million. As of December 31, 2023, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2023, we had $22.0 million in outstanding advances and $291.5 million in available borrowing capacity from the FHLB.

Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At December 31, 2023, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At December 31, 2023, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of December 31, 2023, the rate for the Floating Rate Debentures was 7.52%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $16.6 million as of December 31, 2023. Certain commercial loans are pledged under this arrangement.
Federal Reserve’s Bank Term Funding Program. On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new BTFP to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral, at par value. BTFP advances can be requested through at least March 11, 2024. At December 31, 2023, the Company had $15.0 million of BTFP borrowings. In January 2024, the Company paid off the $15.0 million of BTFP borrowings.
Other Borrowings. The Company also has lines of credit of $76.0 million available with other correspondent banks at December 31, 2023, as well as access to certificate of deposit funding through a financial network which the Bank strives to limit to 15% of the Bank’s assets. There were no outstanding balances on the lines of credit from correspondent banks at December 31, 2023.
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
As of December 31, 2023, we had $291.5 million of available borrowing capacity from the FHLB, $16.6 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program and available lines of credit of $76.0 million with other correspondent banks. At December 31, 2023, the Company also had $150.0 million available through the BTFP, which provides funding collateralized by designated investment securities. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $48.7 million at December 31, 2023. Cash and cash equivalents were $54.0 million at December 31, 2023.
Capital Resources
Stockholders’ equity increased $30.8 million for the year ended December 31, 2023 compared to December 31, 2022 largely due to net income of $35.9 million for the year ended December 31, 2023. Shares repurchased and retired for the year ended December 31, 2023 as part of the Company's stock repurchase program totaled 475,346 shares at an average price of $18.57, for a total cost of $8.8 million including commissions.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available for sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $13.1 million at December 31, 2023 and $16.8 million at December 31, 2022. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available for sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 3 to the consolidated financial statements provide additional information concerning management’s evaluation of investment securities available for sale for credit losses at December 31, 2023.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 11.45% at December 31, 2023 and 10.55% at December 31, 2022.

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
As of December 31, 2023, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$270,019	12.14%	$89,004	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,019	15.55	104,175	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	267,957	15.43	78,132	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	301,817	17.38	138,900	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$228,794	10.51%	$87,068	4.00%	$108,835	5.00%
Tier 1 capital (to risk-weighted assets)	228,794	13.56	101,251	6.00	135,001	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	228,794	13.56	75,938	4.50	109,688	6.50
Total capital ratio (to risk-weighted assets)	249,984	14.81	135,001	8.00	168,751	10.00

December 31, 2022
The Company
Tier 1 leverage ratio (to average assets)	$242,829	11.24%	$86,442	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	242,829	15.13	96,315	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	240,767	15.00	72,237	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	262,217	16.33	128,421	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$199,846	9.47%	$84,416	4.00%	$105,521	5.00%
Tier 1 capital (to risk-weighted assets)	199,846	12.95	92,574	6.00	123,432	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	199,846	12.95	69,431	4.50	100,289	6.50
Total capital ratio (to risk-weighted assets)	219,234	14.21	123,432	8.00	154,290	10.00

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Our liquidity monitoring and management consider both present and future demands for and sources of liquidity. The following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2023.

(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$—	$22,000	$—	$—	$22,000
Certificates of deposit $250,000 or more	72,700	52,047	—	—	124,747
Certificates of deposit less than $250,000	277,959	7,778	471	20	286,228
Lease payments	1,163	1,374	665	1,183	4,385
Subordinated debt	—	—	—	12,062	12,062
BTFP borrowings	15,000	—	—	—	15,000
Total	$366,822	$83,199	$1,136	$13,265	$464,422
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are generally used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; however, we maintain a reserve for unfunded commitments and certain off-balance sheet credit risks which is recorded in other liabilities on the consolidated balance sheet.
Our commitments associated with outstanding letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements.

	December 31,
(in thousands)	2023	2022
Unfunded lines of credit	$336,472	$345,063
Letters of credit	4,641	5,105
Commitment to fund other investments	3,874	4,365
Total credit extension commitments	$344,987	$354,533
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
Impact of Inflation
The consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.
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

Non-GAAP Financial Measures and Reconciliations
The Company has presented the following non-GAAP financial measures because it believes that these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our non-GAAP results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of non-GAAP results increases comparability of period-to-period results.
Other companies may use similarly titled non-GAAP financial measures that may be calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by such companies. We caution investors not to place undue reliance on such non-GAAP financial measures, but to consider them with the most directly comparable GAAP measures. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our results reported under GAAP.

Return on Average Assets, as Adjusted	Year Ended
(in thousands)	December 31, 2023	December 31, 2022

Net Income	$35,871	$41,804
Less: SBA-PPP Loan Income	30	3,477
Net Income, as Adjusted	$35,841	$38,327
Average Total Assets	2,188,299	2,077,801
Less: Average SBA-PPP Loans	1,373	29,831
Average Total Assets, as Adjusted	$2,186,926	$2,047,970
Return on Average Assets, as Adjusted	1.64%	1.87%

Net Interest Margin, as Adjusted	Year Ended
(in thousands)	December 31, 2023	December 31, 2022

Net Interest Income	$141,526	$140,607
Less: Credit Card Loan Income	61,096	63,348
Less: SBA-PPP Loan Income	30	3,477
Net Interest Income, as Adjusted	$80,400	$73,782
Average Interest Earning Assets	2,145,209	2,033,242
Less: Average Credit Card Loans	114,450	126,473
Less: Average SBA-PPP Loans	1,373	29,831
Total Average Interest Earning Assets, as Adjusted	$2,029,386	$1,876,938
Net Interest Margin, as Adjusted	3.96%	3.93%

Portfolio Loans Receivable Yield, as Adjusted	Year Ended
(in thousands)	December 31, 2023	December 31, 2022

Portfolio Loans Receivable Interest Income	$174,348	$140,496
Less: Credit Card Loan Income	61,096	63,348
Portfolio Loans Receivable Interest Income, as Adjusted	$113,252	$77,148
Average Portfolio Loans Receivable	1,815,595	1,579,661
Less: Average Credit Card Loans	114,450	126,473
Total Average Portfolio Loans Receivable, as Adjusted	$1,701,145	$1,453,188
Portfolio Loans Receivable Yield, as Adjusted	6.66%	5.31%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Year Ended
(in thousands)	December 31, 2023	December 31, 2022

Net Income	$35,871	$41,804
Add: Income Tax Expense	10,354	12,430
Add: Provision for Credit Losses	9,610	6,631
Add: Release of Credit Losses on Unfunded Commitments	(101)	—
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$55,734	$60,865

Allowance for Credit Losses to Total Portfolio Loans	Year Ended
(in thousands)	December 31, 2023	December 31, 2022

Allowance for Credit Losses	$28,610	$26,385
Total Loans	1,903,288	1,730,755
Less: SBA-PPP Loans, net of fees and costs	645	2,163
Total Portfolio Loans	$1,902,643	$1,728,592
Allowance for Credit Losses to Total Portfolio Loans	1.50%	1.53%

Nonperforming Assets to Total Assets, net SBA-PPP Loans	Year Ended
(in thousands)	December 31, 2023	December 31, 2022

Total Nonperforming Assets	$16,042	$9,756
Total Assets	2,226,176	2,123,655
Less: SBA-PPP Loans, net of fees and costs	645	2,163
Total Assets, net SBA-PPP Loans	$2,225,531	$2,121,492
Nonperforming Assets to Total Assets, net SBA-PPP Loans	0.72%	0.46%

Nonperforming Loans to Total Portfolio Loans	Year Ended
(in thousands)	December 31, 2023	December 31, 2022

Total Nonperforming Loans	$16,042	$9,756
Total Loans	1,903,288	1,730,755
Less: SBA-PPP Loans, net of fees and costs	645	2,163
Total Portfolio Loans	$1,902,643	$1,728,592
Nonperforming Loans to Total Portfolio Loans	0.84%	0.56%

Net Charge-offs to Average Portfolio Loans	Year Ended
(in thousands)	December 31, 2023	December 31, 2022

Total Net Charge-offs	$8,473	$5,427
Total Average Loans	1,816,968	1,609,492
Less: Average SBA-PPP Loans, net of fees and costs	1,373	29,831
Total Average Portfolio Loans	$1,815,595	$1,579,661
Net Charge-offs to Average Portfolio Loans	0.47%	0.34%

Tangible Book Value per Share	Year Ended
(in thousands, except per share amounts)	December 31, 2023	December 31, 2022

Total Stockholders' Equity	$254,860	$224,015
Less: Preferred Equity	—	—
Less: Intangible Assets	—	—
Tangible Common Equity	$254,860	$224,015
Period End Shares Outstanding	13,922,532	14,138,829
Tangible Book Value per Share	$18.31	$15.84

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and very likely will, differ from our static earnings at risk (“EAR”) results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and increase liability duration in order to increase asset sensitivity.
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2023:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2023	0.7%	(1.4)%	(2.2)%	(1.4)%	0.0%	1.3%	2.5%	3.7%	4.9%
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
The following table illustrates the results of our EVE analysis as of December 31, 2023.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2023	(9.8)%	(4.5)%	(1.1)%	(0.1)%	0.0%	(0.7)%	(2.0)%	(2.8)%	(4.0)%

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
We endeavor to manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial futures contracts for the purpose of reducing interest rate risk. We endeavor to hedge the interest rate risks of our available for sale mortgage pipeline by using MBS, and short positions. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by our board of directors. The ALCO formulates strategies based on perceived levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook for interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, capital planning, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest-bearing liabilities and an interest rate shock simulation model.
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

INTEREST SENSITIVITY GAP

December 31, 2023	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$351,769	$471,678	$319,530	$1,142,977	$767,792	$1,910,769
Securities	3,756	21,571	28,444	53,771	158,911	212,682
Interest-bearing deposits at other financial institutions	39,044	—	—	39,044	—	39,044
Federal funds sold	407	—	—	407	—	407
Total earning assets	$394,976	$493,249	$347,974	$1,236,199	$926,703	$2,162,902

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$13,138	$26,277	$116,536	$155,951	$711,697	$867,648
Time deposits	69,921	50,844	229,894	350,659	60,316	410,975
Total Interest-bearing deposits	83,059	77,121	346,430	506,610	772,013	1,278,623
FHLB Advances	15,000	—	—	15,000	7,000	22,000
Other borrowed funds	—	—	—	—	27,062	27,062
Total Interest-bearing liabilities	$98,059	$77,121	$346,430	$521,610	$806,075	$1,327,685

Period gap	$296,917	$416,128	$1,544	$714,589	$120,628	$835,217
Cumulative gap	$296,917	$713,045	$714,589	$714,589	$835,217
Ratio of cumulative gap to total earning assets	13.73%	32.97%	33.04%	33.04%	38.62%
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
We also use economic value-based methodologies to estimate the degree to which the economic values of the Bank’s positions change under different interest rate scenarios. The economic-value approach focuses on a longer-term time horizon and endeavors to capture all future cash flows expected from existing assets and liabilities. The economic value model utilizes a static approach in that the analysis does not incorporate new business; rather, the analysis shows a snapshot in time of the risk inherent in the balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Capital Bancorp, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2024, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. Our opinion is not modified with respect to this matter. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses

As described in Note 5 to the Company’s financial statements, the Company has a gross loan portfolio of $1.9 billion and related allowance for credit losses (“ACL”) of $28.6 million as of December 31, 2023. As described by the Company in Note 1, the Company adopted ASC 326 on January 1, 2023. In order to measure expected credit losses on a collective basis, the Company has elected to utilize a discounted cash flow methodology for all segments, except for the credit card and other consumer portfolio segments, which apply a simplified, non‐discounted cash flow calculation. Loans not sharing similar risk characteristics are evaluated on an individual basis.
Within the collectively evaluated component, the Company uses regression analysis of historical internal and peer data to determine suitable loss drivers for modeling lifetime probability of default, loss given default, and lifetime loss rates. For the credit card portfolio, the Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured, and unsecured.
Additionally, a qualitative scorecard is used by management to assess the need for adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation process. The qualitative scorecard evaluates certain risks such as lending policies and procedures, economic conditions, changes in the nature and volume of portfolios, changes in experience, depth, and ability of lending management, changes in volume and severity of past due loans, quality of loan review system, changes in the value of underlying collateral, concentrations of credit, and other external factors.
We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter related to the high degree of complexity and judgment in the determination of significant model assumptions, specifically, the qualitative factor adjustments to quantitative loss rates. Auditing these complex judgments and assumptions made by the Company involves challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address the critical audit matter include the following:
■We evaluated the appropriateness of the methodology applied in the adoption of ASC 326.
■We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over the establishment of qualitative factors.
■We evaluated the relevance and the reasonableness of assumptions related to the evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in the development of the qualitative factors.
■We tested the completeness and accuracy of significant inputs to the model including the underlying data used to develop the qualitative factors.
■We validated the mathematical accuracy of the calculation.
■We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third‐party sources, and other audit evidence gathered.
■We performed analytical procedures to evaluate the directional consistency of changes that occurred in the allowance for credit losses for loans.

/s/ Elliott Davis, PLLC
We have served as the Company’s auditor since 2017.
Raleigh, North Carolina
March 15, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Capital Bancorp, Inc. and Subsidiaries
Opinion on the Internal Control Over Financial Reporting
We have audited Capital Bancorp, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ending December 31, 2023 of the Company and our report dated March 15, 2024 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Elliott Davis, PLLC
Raleigh, North Carolina
March 15, 2024

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2023 and 2022

(dollars in thousands)	2023	2022
Assets
Cash and due from banks	$14,513	$19,963
Interest-bearing deposits at other financial institutions	39,044	39,764
Federal funds sold	407	20,688
Total cash and cash equivalents	53,964	80,415
Investment securities available for sale	208,329	252,481
Restricted investments	4,353	7,362
Loans held for sale	7,481	7,416
U.S. Small Business Administration ("SBA") Payroll Protection Program ("PPP") loans receivable, net of fees and costs	645	2,163
Portfolio loans receivable, net of deferred fees and costs	1,902,643	1,728,592
Less allowance for credit losses	(28,610)	(26,385)
Total portfolio loans held for investment, net	1,874,033	1,702,207
Premises and equipment, net	5,069	3,386
Accrued interest receivable	11,494	9,489
Deferred tax asset	12,252	13,777
Bank owned life insurance	37,711	36,524
Other assets	10,845	8,435
Total assets	$2,226,176	$2,123,655

Liabilities
Deposits
Noninterest-bearing	$617,373	$674,313
Interest-bearing	1,278,623	1,083,759
Total deposits	1,895,996	1,758,072
Federal Home Loan Bank advances	22,000	107,000
Other borrowed funds	27,062	12,062
Accrued interest payable	5,583	1,031
Other liabilities	20,675	21,475
Total liabilities	1,971,316	1,899,640

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 13,922,532 and 14,138,829 issued and outstanding	139	141
Additional paid-in capital	54,473	58,190
Retained earnings	213,345	182,435
Accumulated other comprehensive loss	(13,097)	(16,751)
Total stockholders' equity	254,860	224,015
Total liabilities and stockholders' equity	$2,226,176	$2,123,655

See Notes to Consolidated Financial Statements
74

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income For the Years Ended December 31, 2023 and 2022

(dollars in thousands except per share data)	2023	2022
Interest income
Loans, including fees	$174,760	$144,408
Investment securities available for sale	4,815	3,912
Federal funds sold and other	3,631	2,326
Total interest income	183,206	150,646

Interest expense
Deposits	39,625	7,611
Borrowed funds	2,055	2,428
Total interest expense	41,680	10,039

Net interest income	141,526	140,607
Provision for credit losses	9,610	6,631
Release of credit losses on unfunded commitments	(101)	—
Net interest income after provision for credit losses	132,017	133,976

Noninterest income
Service charges on deposits	964	767
Credit card fees	17,273	21,972
Mortgage banking revenue	4,896	4,866
Other income	1,842	1,767
Total noninterest income	24,975	29,372

Noninterest expenses
Salaries and employee benefits	48,754	42,898
Occupancy and equipment	5,673	4,865
Professional fees	9,270	11,012
Data processing	25,686	29,418
Advertising	6,161	6,220
Loan processing	1,633	1,702
Foreclosed real estate expenses (income), net	7	(183)
Operational losses	4,613	4,469
Outside service providers	1,932	3,338
Other operating	7,038	5,375
Total noninterest expenses	110,767	109,114
Income before income taxes	46,225	54,234
Income tax expense	10,354	12,430
Net income	$35,871	$41,804

Basic earnings per share	$2.56	$2.98
Diluted earnings per share	$2.55	$2.91

Weighted average common shares outstanding:
Basic	14,002,556	14,024,598
Diluted	14,080,547	14,362,203

See Notes to Consolidated Financial Statements
75

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2023 and 2022

(in thousands)	2023	2022
Net income	$35,871	$41,804

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	5,066	(20,912)
Income tax benefit (expense) relating to the items above	(1,412)	5,237
Other comprehensive income (loss)	3,654	(15,675)
Comprehensive income	$39,525	$26,129

See Notes to Consolidated Financial Statements
76

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance, December 31, 2021	13,962,334	$140	$54,306	$144,533	$(1,076)	$197,903

Net income	—	—	—	41,804	—	41,804
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(15,675)	(15,675)
Stock options exercised, net of shares withheld for purchase price	160,590	1	1,999	(765)	—	1,235
Shares issued as compensation	15,905	—	223	(52)	—	171
Stock-based compensation	—	—	1,662	—	—	1,662
Cash dividends to stockholders ($0.22 per share)	—	—	—	(3,085)	—	(3,085)
Balance, December 31, 2022	14,138,829	141	58,190	182,435	(16,751)	224,015

Cumulative effect adjustment due to adoption of the CECL standard	—	—	—	(29)	—	(29)
Net income	—	—	—	35,871	—	35,871
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	3,654	3,654
Stock options exercised, net of shares withheld for purchase price	228,405	2	2,726	(937)	—	1,791
Shares issued as compensation	30,644	—	622	(75)	—	547
Stock-based compensation	—	—	1,757	—	—	1,757
Cash dividends to stockholders ($0.28 per share)	—	—	—	(3,920)	—	(3,920)
Shares repurchased and retired	(475,346)	(4)	(8,822)	—	—	(8,826)
Balance, December 31, 2023	13,922,532	$139	$54,473	$213,345	$(13,097)	$254,860

See Notes to Consolidated Financial Statements
77

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2023 and 2022

(in thousands)	2023	2022
Cash flows from operating activities
Net income	$35,871	$41,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,610	6,631
Release of credit losses on unfunded commitments	(101)	(54)
(Release of) provision for mortgage put-back reserve, net	(188)	9
Net amortization on investments	188	540
Premises and equipment depreciation	324	364
Lease asset amortization	149	1,068
Increase in cash surrender value of BOLI	(1,187)	(1,018)
Executive long-term incentive plan expense	148	582
Stock-based compensation expense	1,757	1,662
Director and employee compensation paid in Company stock	547	171
Deferred income tax expense	142	1,240
Valuation allowance on derivatives	8	9
Gain on sale of foreclosed real estate	—	(20)
Loss on disposal of premises and equipment	—	14
Decrease in valuation of loans held for sale carried at fair value	6	—
Proceeds from sales of loans held for sale	176,373	308,549
Originations of loans held for sale	(176,444)	(299,976)
Changes in assets and liabilities:
Accrued interest receivable	(2,005)	(1,588)
Taxes payable	179	(282)
Other assets	(2,448)	(4,382)
Accrued interest payable	4,552	558
Other liabilities	(63)	(4,491)
Net cash provided by operating activities	47,418	51,390

See Notes to Consolidated Financial Statements
78

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2023 and 2022

(in thousands)	2023	2022
Cash flows from investing activities
Purchases of securities available for sale	(6,960)	(113,078)
Proceeds from calls and maturities of securities available for sale	55,991	23,846
Net sales (purchases) of restricted investments	3,009	(3,864)
Net decrease in SBA-PPP loans receivable	1,518	106,122
Net increase in portfolio loans receivable	(182,240)	(210,037)
Net purchases of premises and equipment	(2,156)	(1,550)
Proceeds from sales of foreclosed real estate	—	106
Net cash used in investing activities	(130,838)	(198,455)
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	(56,940)	(113,337)
Interest-bearing deposits	194,864	74,272
Federal Home Loan Bank (repayments) advances, net	(85,000)	85,000
Other borrowed funds	15,000	—
Dividends paid	(3,920)	(3,085)
Repurchase of common stock	(8,826)	—
Net proceeds from exercise of stock options	1,791	1,235
Net cash provided by financing activities	56,969	44,085

Net decrease in cash and cash equivalents	(26,451)	(102,980)

Cash and cash equivalents, beginning of year	80,415	183,395

Cash and cash equivalents, end of year	$53,964	$80,415

Noncash investing and financing activities:
Change in unrealized gains (losses) on investments	$5,066	$(20,912)

Cash paid during the period for:
Taxes	$7,704	$11,730
Interest	$37,128	$9,481

See Notes to Consolidated Financial Statements
79

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022
Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville and Columbia, Maryland; Reston, Virginia; and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm, and issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions.
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At December 31, 2023, Church Street Capital had loans totaling $7.9 million with a collectively assessed allowance for credit losses (“ACL”) of $184 thousand. Refer to Note 5 - Portfolio Loans Receivable to the Consolidated Financial Statements for further discussion of the consolidated ACL.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
Investment securities
Investment securities are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. Premiums and discounts on investment securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Changes in the fair value of debt securities available for sale are included in stockholder’s equity as unrealized gains and losses, net of the related tax effect.
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
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no ACL related to the AFS portfolio.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
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
Portfolio loans and the ACL
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
In addition, ASU 2016-13 made changes to the accounting for AFS debt securities. One such change is to require credit-related impairments to be recognized as an ACL rather than as a write-down of the security’s amortized cost basis when the Company does not intend to sell or believes that the Company will be required to sell the securities prior to recovery of the security’s amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own HTM debt securities. There was no ACL on available for sale securities at December 31, 2023.
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
In determining the ACL, we estimate losses collectively based on quantitative analysis of historical credit losses adjusted for current conditions and reasonable and supportable forecasts of collectability of future cash flows over the remaining term of each financial instrument. The Company has elected to utilize a discounted cash flow methodology for all segments, except for the credit card and other consumer portfolio segments, which apply a simplified, non-discounted cash flow calculation. See further detail regarding our forecasting methodology in the “Cash Flow Method” section below.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
Quarterly, the Company utilizes a Qualitative Scorecard to consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the quantitative loss estimation process, which may impact expected credit losses. The Qualitative Scorecard evaluates certain risk environments such as economic conditions, changes in the nature and volume of portfolios, changes in experience, depth, and ability of lending management, changes in volume and severity of past due loans and similar conditions, and changes in the value of underlying collateral. The scorecard results help the Company analyze directional consistency to risk conditions and circumstances that should be considered for each loan segment and to refine its estimates of expected credit losses. As of December 31, 2023, there have been no significant changes applied through the Qualitative Scorecard subsequent to implementation on January 1, 2023.
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
Cash Flow Method
The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for each portfolio loan segment, with the exception of credit card and other consumer loans, which use a non-discounted cash flow calculation. For each of these loan segments, the Company generates cash flow projections at the instrument level. Payment expectations are adjusted for estimated prepayment speed and for probability and severity of a loss. The expected credit losses derived from the cash flow calculations are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The modeling of expected prepayment speeds is primarily based on historical internal data. Industry benchmark data is utilized when a statistically insufficient history exists. The contractual term excludes expected extensions, renewals and modifications.
The Company uses regression analysis of historical internal and peer data to determine suitable portfolio segment level loss drivers to utilize when modeling lifetime probability of default, lifetime loss given default, and lifetime loss rates. This analysis also determines how expected probability of default, loss given default, and lifetime loss rates will react to forecasted levels of the loss drivers.
For the credit card portfolio, the Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured, and unsecured.
For all DCF and loss rate models, the Company has elected to use a four quarter forecast period across all portfolio segments. After the forecasted period, the models will revert to a long run average of each economic factor over four quarters. The Company uses economic projections from reputable and independent third parties to inform its loss driver forecast over the forecast period.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
For the non-credit card and consumer portfolios, the combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. An effective interest rate is calculated by the Company, adjusted for any net deferred fees or costs, premium, or discount existing at the origination or acquisition, to produce an instrument-level net present value of expected cash flows. The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows.
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
The Company maintains a RUC on off-balance sheet credit exposures through a provision reflected in other liabilities. Increases or decreases in the reserve are charged to or released from the provision for credit losses for unfunded commitments in the consolidated statements of income. The provision (credit) for credit losses on off-balance sheet exposures prior to January 1, 2023 was included in other noninterest expense in the consolidated statements of income. The RUC on off-balance credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model based on the segment loss factor and the estimated utilization rate of the unfunded commitments. The Company has analyzed its historic funding behavior at the segment level to determine an expected utilization rate.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
The Company does not measure an ACL on accrued interest receivable balances because these balances are written off as a reduction to interest income when loans are placed on nonaccrual status.
Loan modifications
Effective January 1, 2023, the Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. From time to time, the Company may elect to modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, to proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. These modifications may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Under ASU 2022-02, modifications to a loan for a borrower experiencing financial difficulty that have occurred in the current reporting period, are disclosed along with the impact of the modifications. During the year ended December 31, 2023, the Company did not have any such modifications.
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
Derivative financial instruments
The Company may enter into commitments to fund residential mortgage loans (interest rate locks) with the intention of selling them in the secondary market. The Company also enters into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of mortgage banking revenue. Loans originated and intended for sale in the secondary market are carried at fair value. For pipeline loans which are not pre-sold to an investor, the Company endeavors to manage the interest rate risk on rate lock commitments by entering into forward sale contracts, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in mortgage banking revenue.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
The Company accounts for derivative instruments and hedging activities according to guidelines established in ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. As of December 31, 2023, there were no derivative instruments held which would require recognition by the Company.
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
Revenue Recognition
Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes a revenue recognition model for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. A description of the revenue-generating activities that are within the scope of ASC 606, and included in other income in the Company’s consolidated statements of income are as follows:
Interest Income and Fees
Interest income and fees on loans and investment securities are recognized based on the contractual provisions of the underlying arrangements. Loan origination fees, direct loan origination costs, premiums and discounts on loans held for investment are deferred and generally amortized into interest income as yield adjustments over the contractual life and/or commitment period using the interest method. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12 or 24 month period.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
The unamortized premiums, discounts and other basis adjustments on investment securities are included as components of the investment securities’ carrying value and are generally recognized in interest income as yield adjustments over the contractual lives of the securities using the interest method. However, premiums for certain callable investment securities are amortized to the earliest call date.
Finance charges and fees on credit card loans are recorded in revenue when earned and presented on our consolidated balance sheets within portfolio loans receivable. Annual membership fees are classified as interest income in our consolidated statements of income and are deferred and amortized over 12 months on a straight-line basis.
Bank-owned life insurance
The Company had $37.7 million of bank-owned life insurance at December 31, 2023 and $36.5 million at December 31, 2022. The Company recognized income on bank-owned life insurance, which is included in other noninterest income, of $1.2 million and $1.0 million for the years ended December 31, 2023 and December 31, 2022, respectively.
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
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At December 31, 2023 and 2022, there were 277,066 and 139,921 stock options, respectively, excluded from the calculation as their effect would have been anti-dilutive.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Years Ended December 31,
	2023			2022
(dollars in thousands)	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$35,871	14,002,556	$2.56	$41,805	14,024,598	$2.98
Effect of dilutive securities	—	77,991		—	337,605
Dilutive EPS per common share	$35,871	14,080,547	$2.55	$41,805	14,362,203	$2.91
Comprehensive loss
The Company reports as comprehensive loss all changes in stockholders' equity during the year from non-stockholder sources. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available for sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of December 31, 2023 and 2022 are as follows:

	As of December 31,
(in thousands)	2023	2022
Unrealized losses on securities available for sale	$(17,350)	$(22,416)
Deferred tax benefit	4,253	5,665
Total accumulated comprehensive loss	$(13,097)	$(16,751)

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 1 - Nature of Business and Basis of Presentation (continued)
Recently issued accounting pronouncements:
In March 2020, the FASB released ASU 2020-04 - Reference Rate Reform, Topic 848, which provides temporary guidance to ease the potential accounting burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting. The new standard is a result of London Interbank Offered Rate (“LIBOR”) likely being discontinued as an available benchmark rate. The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update are effective for all entities between March 12, 2020 and an extended sunset date of December 31, 2024 which was extended by ASU 2022-06 issued by FASB in December 2022. The Company has completed the transition from LIBOR with no material impact on the Company’s financial position or results of operations.
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 Requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will update its segment related disclosures upon adoption.
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will update its income tax disclosures upon adoption.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 2 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of December 31, 2023.
Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of securities available-for-sale at December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
(in thousands)
December 31, 2023
U.S. Treasuries	$161,420	$—	$(12,192)	$—	$149,228
Municipal	11,699	4	(2,331)	—	9,372
Corporate	5,000	—	(587)	—	4,413
Asset-backed securities	7,069	13	(37)	—	7,045
Mortgage-backed securities	40,491	—	(2,220)	—	38,271
Total	$225,679	$17	$(17,367)	$—	$208,329
There was no ACL required on available-for-sale debt securities in an unrealized loss position at December 31, 2023.
The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
December 31, 2022
U.S. Treasuries	$215,486	$—	$(16,037)	$199,449
Municipal	10,815	—	(2,803)	8,012
Corporate	5,000	—	(400)	4,600
Asset-backed securities	7,970	—	(259)	7,711
Mortgage-backed securities	35,626	—	(2,917)	32,709
Total	$274,897	$—	$(22,416)	$252,481
There were no securities sold during the year ended December 31, 2023 or December 31, 2022.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 3 - Investment Securities (continued)
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	For the Years Ended December 31,
	2023		2022
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$39,918	$39,294	$53,739	$53,204
One to five years	101,688	93,218	88,165	82,538
Five to ten years	26,215	22,511	79,090	68,805
Beyond ten years	10,298	7,990	10,307	7,514
Asset-backed securities(1)	7,069	7,045	7,970	7,711
Mortgage-backed securities(1)	40,491	38,271	35,626	32,709
	$225,679	$208,329	$274,897	$252,481
(1) Asset-backed and Mortgage-backed securities are due in monthly installments.

There were no securities pledged at December 31, 2023 and 2022 to secure public deposits and repurchase agreements. Pledged securities at the Federal Reserve's Bank Term Funding Program (“BTFP”) totaled $170.7 million at par value at December 31, 2023 and $0 at December 31, 2022.
At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
December 31, 2023
U.S. Treasuries	$—	$—	$149,228	$(12,192)	$149,228	$(12,192)
Municipal	—	—	8,473	(2,331)	8,473	(2,331)
Corporate	—	—	4,413	(587)	4,413	(587)
Asset-backed securities	—	—	5,154	(37)	5,154	(37)
Mortgage-backed securities	6,057	(8)	32,214	(2,212)	38,271	(2,220)
Total	$6,057	$(8)	$199,482	$(17,359)	$205,539	$(17,367)

December 31, 2022
U.S. Treasuries	$82,102	$(1,396)	$117,347	$(14,641)	$199,449	$(16,037)
Municipal	1,452	(207)	6,560	(2,596)	8,012	(2,803)
Corporate	—	—	4,600	(400)	4,600	(400)
Asset-backed securities	6,156	(237)	1,555	(22)	7,711	(259)
Mortgage-backed securities	22,067	(1,884)	10,642	(1,033)	32,709	(2,917)
Total	$111,777	$(3,724)	$140,704	$(18,692)	$252,481	$(22,416)

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 3 - Investment Securities (continued)
At December 31, 2023 management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2023 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of December 31, 2023 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2023, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are 5 securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2023, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 82% of the portfolio; AA+ – 8%; AA – 10%.
Asset-backed Securities – There were 3 investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of December 31, 2023.

Note 4 - SBA-PPP Loans
SBA-PPP gross loans receivable totaled $0.7 million and $2.2 million at December 31, 2023 and 2022, respectively and were all rated as pass credits and were not past due, nonaccrual or otherwise impaired. Unearned net fees associated with the SBA-PPP loans amounted to $15.3 thousand and $31.0 thousand at December 31, 2023 and 2022, respectively.
SBA-PPP loans generated income of $29.5 thousand for the year ended December 31, 2023 and $3.5 million for the year ended December 31, 2022, of which, earned fees, primarily on loans forgiven by the SBA, represented $15.7 thousand and $3.2 million of the income, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	December 31,
	2023		2022
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$573,104	30%	$484,735	28%
Commercial	684,229	35	664,551	38
Construction	290,108	15	238,099	14
Commercial and Industrial	238,548	13	220,221	13
Credit card, net of reserve(1)	123,331	7	128,434	7
Other consumer	950	—	1,179	—
Portfolio loans receivable, gross	1,910,270	100%	1,737,219	100%
Deferred origination fees, net	(7,627)		(8,627)
Allowance for credit losses	(28,610)		(26,385)
Portfolio loans receivable, net	$1,874,033		$1,702,207
(1) Credit card loans are presented net of reserve for interest and fees.
During the year ended December 31, 2023 the Company recorded a $284 thousand increase to the ACL, reflected in “Other,” from residual non-accretable discounts on acquired loans post CECL adoption. The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the year ended December 31, 2023 and the activity in the allowance for loan losses by loan segment class for the year ended December 31, 2022.

	Beginning Balance, Prior to Adoption of the CECL Standard	Impact of Adopting the CECL Standard	Other	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
(in thousands)
Year Ended December 31, 2023
Real estate:
Residential	$5,481	$(1,198)	$91	$1,814	$(670)	$—	$5,518
Commercial	8,098	3,941	193	(1,075)	(943)	102	10,316
Construction	3,782	(1,973)	—	462	—	—	2,271
Commercial and Industrial	2,935	1,073	—	475	(98)	21	4,406
Credit card	6,078	(1,045)	—	7,939	(7,076)	191	6,087
Other consumer	11	6	—	(5)	—	—	12
Total	$26,385	$804	$284	$9,610	$(8,787)	$314	$28,610

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

(in thousands)	Beginning Balance	Provision (Release of Provision) for Loan Losses	Charge-Offs	Recoveries	Ending Balance
Year Ended December 31, 2022
Real estate:
Residential	$5,612	$(131)	$—	$—	$5,481
Commercial	8,566	(468)	—	—	8,098
Construction	4,699	(900)	(17)	—	3,782
Commercial and Industrial	2,637	298	—	—	2,935
Credit card	3,655	7,833	(5,461)	51	6,078
Other consumer	12	(1)	—	—	11
Total	$25,181	$6,631	$(5,478)	$51	$26,385
The following tables present a summary of loan balances and the related allowance for loan losses summarized by loan category for each impairment method used as of December 31, 2022.

(in thousands)	Allowance for Loan Losses Ending Balance Evaluated for Impairment:		Outstanding Portfolio Loan Balances Evaluated for Impairment:
December 31, 2022	Individually	Collectively	Individually	Collectively
Real estate:
Residential	$—	$5,481	$4,288	$480,447
Commercial	—	8,098	1,563	662,988
Construction	—	3,782	2,837	235,262
Commercial and Industrial	372	2,563	705	219,516
Credit card	—	6,078	—	128,434
Other consumer	—	11	—	1,179
Total	$372	$26,013	$9,393	$1,727,826

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of December 31, 2023 and 2022 were as follows:

Portfolio Loans Past Due			Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More days Past Due	Nonaccrual Loans
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due
(in thousands)
December 31, 2023
Real estate:
Residential	$2,201	$3,096	$11,066	$16,363	$556,741	$573,104	$17	$11,398
Commercial	1,577	322	582	2,481	681,748	684,229	—	582
Construction	—	1,165	3,296	4,461	285,647	290,108	—	3,288
Commercial and Industrial	1,356	74	454	1,884	236,664	238,548	—	774
Credit card	7,767	6,877	519	15,163	108,168	123,331	519	—
Other consumer	—	—	—	—	950	950	—	—
Total	$12,901	$11,534	$15,917	$40,352	$1,869,918	$1,910,270	$536	$16,042

December 31, 2022
Real estate:
Residential	$4	$142	$4,284	$4,430	$480,305	$484,735	$—	$4,288
Commercial	—	—	1,563	1,563	662,988	664,551	—	1,563
Construction	1,164	640	2,837	4,641	233,458	238,099	—	2,837
Commercial and Industrial	117	386	569	1,072	219,149	220,221	—	705
Credit card	8,473	7,455	363	16,291	112,143	128,434	363	—
Other consumer	—	—	—	—	1,179	1,179	—	—
Total	$9,758	$8,623	$9,616	$27,997	$1,709,222	$1,737,219	$363	$9,393
There were $8.1 million and $1.3 million, respectively, of loans secured by one-to-four family residential properties in the process of foreclosure as of December 31, 2023 and 2022.
The following presents the nonaccrual loans as of December 31, 2023 and December 31, 2022:

	December 31, 2023				December 31, 2022
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans	Total Nonaccrual Loans
(in thousands)

Real estate:
Residential	$11,152	$246	$11,398	$236	$4,288
Commercial	582	—	582	46	1,563
Construction	3,288	—	3,288	185	2,837
Commercial and Industrial	598	176	774	71	705
Total	$15,620	$422	$16,042	$538	$9,393
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
•Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner-occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner-occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•Construction loans are typically secured by owner-occupied commercial real estate or non-owner-occupied investment real estate. Typically, owner occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner-occupied commercial construction loans are generally secured by office buildings and complexes, multi-family complexes, land under development, and other commercial and industrial real estate in process of construction.
•Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.

Collateral dependent loans amortized cost
(in thousands)	December 31, 2023
Real estate:
Residential	$11,152
Commercial	582
Construction	3,288
Commercial and Industrial	657
Total	$15,679
Of the collateral dependent loans as of December 31, 2023, a specific reserve of $115 thousand was assessed for commercial and industrial loans. The Company had no modifications on loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.
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
The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2022:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2023	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential – Real estate
Pass	$140,394	$137,362	$76,556	$76,938	$36,122	$88,055	$—	$555,427
Special Mention	—	—	134	3,670	1,176	288	—	5,268
Substandard	—	33	—	—	26	12,350	—	12,409
Doubtful	—	—	—	—	—	—	—	—
Total	140,394	137,395	76,690	80,608	37,324	100,693	—	573,104
Commercial – Real estate
Pass	62,095	185,776	145,756	68,748	96,238	116,347	—	674,960
Special Mention	—	6,897	—	—	805	985	—	8,687
Substandard	—	—	—	—	582	—	—	582
Doubtful	—	—	—	—	—	—	—	—
Total	62,095	192,673	145,756	68,748	97,625	117,332	—	684,229
Construction – Real estate
Pass	142,157	72,240	46,180	16,859	6,246	2,517	—	286,199
Special Mention	—	—	—	—	—	614	—	614
Substandard	—	—	—	1,254	597	1,444	—	3,295
Doubtful	—	—	—	—	—	—	—	—
Total	142,157	72,240	46,180	18,113	6,843	4,575	—	290,108
Commercial and Industrial
Pass	70,540	71,689	27,884	8,827	18,036	37,392	—	234,368
Special Mention	—	156	—	2,406	47	273	—	2,882
Substandard	30	814	211	—	42	201	—	1,298
Doubtful	—	—	—	—	—	—	—	—
Total	70,570	72,659	28,095	11,233	18,125	37,866	—	238,548
Other consumer
Pass	75	278	147	116	—	334	—	950
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	75	278	147	116	—	334	—	950
Credit card
Ungraded	—	—	—	—	—	—	123,331	123,331
Portfolio loans receivable, gross	$415,291	$475,245	$296,868	$178,818	$159,917	$260,800	$123,331	$1,910,270

December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Gross Charge-offs
Residential	$—	$—	$—	$—	$—	$670	$—	$670
Commercial	—	—	—	—	943	—	—	943
Commercial and Industrial	—	98	—	—	—	—	—	98
Credit card	—	—	—	—	—	—	7,076	7,076
Total	$—	$98	$—	$—	$943	$670	$7,076	$8,787

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following table presents the balances of classified loans based on the credit quality indicator:

(in thousands)	Pass(1)	Special Mention	Substandard	Doubtful	Ungraded(2)	Total
December 31, 2022
Real estate:
Residential	$469,304	$9,966	$5,465	$—	$—	$484,735
Commercial	657,411	5,577	1,563	—	—	664,551
Construction	235,262	—	2,837	—	—	238,099
Commercial and Industrial	196,381	22,469	1,371	—	—	220,221
Credit card	—	—	—	—	128,434	128,434
Other consumer	1,179	—	—	—	—	1,179
Portfolio loans receivable, gross	$1,559,537	$38,012	$11,236	$—	$128,434	$1,737,219
________________________
(1) Pass includes loans graded exceptional, very good, good, satisfactory and pass/watch in addition to credit cards and consumer credits that are not individually graded.
(2) Credit card loans are not individually graded.
Certain loans have been modified where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties disclosed as troubled debt restructurings (“TDRs”). These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after confirmation of the borrower’s sustained repayment performance for a reasonable period, generally six months. The status of TDRs is as follows:

	Number of Contracts	Recorded Investment
(dollars in thousands)		Performing	Nonperforming	Total
December 31, 2022
Real estate:
Residential	1	$—	$288	$288
Total	1	$—	$288	$288
At December 31, 2022 the Company had one defaulted TDR for $288 thousand. In the 12 months ending December 31, 2022, four TDRs, totaling $215 thousand paid off.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

	December 31,
(in thousands)	2023	2022
Unused lines of credit
Real Estate:
Residential	$15,436	$14,336
Residential - Home Equity	43,892	43,128
Commercial	20,424	36,609
Construction	98,777	93,913
Commercial and Industrial	42,751	45,747
Credit card(1)	114,882	111,227
Other consumer	310	102
Total	$336,472	$345,062

Letters of credit	$4,641	$5,105
_______________
(1) Outstanding loan commitments in the credit card portfolio include $98.2 million and $106.9 million in secured and partially secured balances as of December 31, 2023 and 2022, respectively.
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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

(in thousands)	2023	2022
Balance at beginning of period	$1,682	$1,736
Impact of adopting the CECL standard on January 1, 2023	(775)	—
Release of credit losses on unfunded commitments	(101)	(54)
Balance at end of period	$806	$1,682
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from a provision for credit loss expense. During the year ended December 31, 2022, this increase or decrease in reserve activity was included in other operating expense. Activity in this reserve is as follows for the periods presented:

(in thousands)	2023	2022
Balance at beginning of period	$1,173	$1,164
(Release of) provision for mortgage loan put-back reserve	(188)	9
Balance at end of period	$985	$1,173
Note 6 - Premises and Equipment
Year end premises and equipment owned and utilized in the operations of the Company and the related depreciation and amortization expense were as follows:

(in thousands)	2023	2022
Leasehold improvements	$2,710	$1,683
Furniture and equipment	4,926	4,775
Vehicle	54	54
Software	2,517	2,517
Construction in progress	33	694
	10,240	9,723
Less: Accumulated depreciation and amortization	(8,758)	(8,434)
Premises and equipment	1,482	1,289
Net lease asset	3,587	2,097
Premises and equipment, net	$5,069	$3,386

Depreciation and amortization expense	$324	$364
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 7 - Leases (continued)
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate used was 3.79% at December 31, 2023 and 1.94% at December 31, 2022. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of December 31, 2023, the Company’s net lease ROU assets and related lease liabilities were $3.6 million and $3.8 million, respectively, and have remaining terms ranging from one to nine years, including extension options that the Company is reasonably certain will be exercised. As of December 31, 2023, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

(in thousands)	2023	2022
Lease Right-of-Use Asset
Lease asset	$6,810	$5,171
Less: Accumulated amortization	(3,223)	(3,074)
Net lease asset	$3,587	$2,097

Lease Liability
Lease liability	$6,892	$5,327
Less: Accumulated amortization	(3,101)	(2,968)
Net lease liability	$3,791	$2,359
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows at December 31, 2023:

(in thousands)	2023
Amounts due in:
2024	$1,161
2025	715
2026	665
2027	396
2028	266
thereafter	1,182
Total future lease payments	4,385
Discount of cash flows	(594)
Present value of net future lease payments	$3,791
Operating lease and rent expense totaled $1.3 million for both the years ended December 31, 2023 and 2022.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

(in thousands)	December 31, 2023	December 31, 2022
Notional amount of open forward sales agreements	$—	$1,750
Fair value of open forward delivery sales agreements	—	9
Notional amount of interest rate lock commitments	—	626
Fair value of interest rate lock commitments	—	1

Note 9 - Deposits
Time deposits that meet or exceed the FDIC Insurance Limit of $250,000 at year-end 2023 and 2022 were $124.7 million and $96.3 million.
Scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2024	$350,658
2025	58,400
2026	1,425
2027	402
2028	69
Total	$410,954

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 10 - Borrowed Funds
As of December 31, 2023 and 2022, the Company was indebted as follows:

	2023		2022
(dollars in thousands)	Balance	Interest	Balance	Interest
FHLB fixed rate advance due October 16, 2025	$22,000	0.93%	$22,000	0.93%
FHLB fixed rate advance due March 20, 2023	—	—	50,000	4.42
FHLB daily rate advance due September 13, 2023	—	—	35,000	4.57
Total - FHLB advances	$22,000	0.93%	$107,000	3.75%

Junior subordinated debentures due June 15, 2036	$2,062	7.52%	$2,062	6.64%
Other subordinated notes due November 30, 2030	10,000	5.00	10,000	5.00
Bank Term Funding Program borrowings	15,000	4.84	—	—
Total - Other borrowed funds	$27,062	5.10%	$12,062	5.28%
The FHLB fixed rate advances accrue interest on a daily basis and are paid semi-annually.
Junior subordinated debentures
In June 2006, the Company formed Capital Bancorp (MD) Statutory Trust I (the “Trust”) and on June 15, 2006, the Trust issued 2,000 floating rate capital securities (the “Capital Securities”) with an aggregate liquidation value of $2.0 million to a third party in a private placement. Concurrent with the issuance of the Capital Securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $62 thousand.
The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures for the Trust will mature on June 15, 2036, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated June 15, 2006) of the Company. The Floating Rate Debentures for the Trust accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of December 31, 2023 and 2022, the rate for the Trust was 7.52% and 6.64%, respectively. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 10 - Borrowed Funds (continued)
Other subordinated notes
On November 30, 2020, the Company issued $10.0 million of subordinated notes (the “Notes”). The Notes mature on November 30, 2030 and are redeemable in whole or part on November 30, 2025. The Notes bear interest at a fixed annual rate of 5.00% for the first five years, then adjust quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the three-month SOFR, plus 490 basis points. There were related debt issuance costs incurred totaling $50,000 which were fully expensed at the time of issuance. The Company used the proceeds from the Notes to redeem the outstanding $13.5 million, 6.95% fixed-to-floating rate subordinated notes issued in November 2015 and called on December 1, 2020.
Federal Reserve’s Bank Term Funding Program
On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created the BTFP to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral, at par value. BTFP advances can be requested through at least March 11, 2024. At December 31, 2023, the Company had $15.0 million of BTFP borrowings. In January 2024, the Company paid off the $15.0 million of BTFP borrowings.
Available lines of credit
The Company has available lines of credit of $76.0 million with other correspondent banks. There were no outstanding line of credit balances at December 31, 2023 and December 31, 2022.
The Company may borrow up to 25% of its assets from the FHLB, based on collateral available to pledge to secure the borrowings. Borrowings from the FHLB are secured by a portion of the Company’s loan and/or investment portfolio. As of December 31, 2023 and 2022, the Company had pledged loans providing borrowing capacity of $313.5 million and $330.8 million, respectively. The Company did not have any pledged investment securities to the FHLB at December 31, 2023 or December 31, 2022. As of December 31, 2023 and 2022, the Company had available borrowing capacity, net of advances and amounts pledged for letters of credit, from the FHLB of $291.5 million and $223.8 million, respectively.
As of December 31, 2023 and 2022, the Company had pledged commercial loans to the Federal Reserve Bank of Richmond to secure a borrowing capacity totaling $16.6 million and $21.4 million, respectively, under its discount window program.
The Company limits its certificate of deposit funding through financial networks to 15% of the Bank’s assets, or approximately $326.5 million and $310.5 million as of December 31, 2023 and 2022, respectively. The Company had $142.4 million outstanding as of December 31, 2023 and $131.8 million outstanding as of December 31, 2022.
Note 11 - Retirement Plans
The Company provides a defined contribution plan qualifying under Section 401(k) of the Internal Revenue Code to eligible employees. The Company contributes 3% of eligible compensation on behalf of all full‑time employees up to limits prescribed by the Internal Revenue Code. The Company’s contribution to the plan was $1.0 million in 2023 and $850 thousand in 2022.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 11 - Retirement Plans (continued)
The Bank adopted a Long-Term Incentive Plan (“LTIP”) for executive management members in 2021. The LTIP is in the form of a nonqualified deferred compensation plan and complies with Internal Revenue Code Section 409A as well as related guidance and regulations. The LTIP was introduced in order to align long-term interests of the Bank with the Bank’s key executive management members. Under the LTIP, the CEO is eligible to earn an annual contribution of 20% of salary for achieving targeted performance levels while other executive management members are eligible to earn an annual contribution of 15% of salary for achieving targeted performance levels. The Compensation Committee may award more for overachievement of the targets, and all targets are set for participants at the beginning of a fiscal year. All participants are subject to the following vesting schedule for any earnings (or losses) on the investment of the contribution: 100% vesting following completion of either (i) ten years of service by the applicable executive from the later of the effective date of the LTIP or the executive’s hire date or (ii) ten years of continuous, full-time employment with the Bank by the applicable executive (to include continuous employment prior to the effective date of the LTIP) and retirement, which is defined in the LTIP as the later of a participant’s separation from service or the executive attaining 67 years of age. In the event of a change in control, the LTIP will accelerate vesting. Any executive not fulfilling either vesting requirement will forfeit any employer contributions.
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
Activity in related-party loans during 2023 and 2022 is shown below:

(in thousands)	2023	2022
Balance at beginning of year	$36,305	$32,524
Add: New loans	—	18,326
Less: Amounts collected	(4,231)	(14,545)
Balance at end of year	$32,074	$36,305
Deposits from officers and directors and their related interests were $81.3 million at December 31, 2023, and $92.0 million at December 31, 2022.
A director of the Company owns an interest in an entity from which the Company leases space for one of its Rockville, Maryland locations. Payments made in accordance with the lease were $85 thousand and $82 thousand in 2023 and 2022, respectively.
Company directors, or their related interests, held $2.5 million of the subordinated notes outstanding as of December 31, 2023. These notes hold a fixed rate of interest until November 30, 2025, after which it converts to variable rate.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 13 - Income Taxes
Income tax expense was as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022
Current expense
Federal	$8,192	$9,906
State	2,020	1,284
Total current expense	10,212	11,190
Deferred tax expense (benefit)	142	1,240
Total income tax expense	$10,354	$12,430
The components of the net deferred tax asset at December 31, 2023 and 2022 were:

(in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$7,230	$7,073
Reserve for recourse on mortgage loans sold	242	297
Deferred loan fees - PPP	—	8
Stock-based compensation	309	257
Long-term incentive program	372	428
Unrealized loss on investment securities available for sale	4,253	5,665
Other	61	85
	12,467	13,813
Deferred tax liabilities:
Accumulated depreciation	214	34
Other	1	2
	215	36
Net deferred tax asset	$12,252	$13,777
The differences between the federal income tax rate and the effective tax rate for the Company are reconciled as follows:

	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	3.13	2.58
Nondeductible expenses	0.73	0.56
Tax-exempt interest income and dividend income	(0.55)	(0.41)
Stock-based compensation expense	(0.68)	(0.48)
Bank-owned life insurance	(0.54)	(0.40)
Other, net	(0.69)	0.10
Effective Tax Rate	22.40%	22.95%
Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the net deferred tax assets to net realizable value. As of December 31, 2023, management has determined that it is more likely than not that the majority of the deferred tax asset from continuing operations will be realized. At December 31, 2023 and December 31, 2022, no valuation allowance was recognized.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 13 - Income Taxes (continued)
The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2019.
Note 14 - Regulatory Capital Matters
The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If not adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
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
Actual and required capital amounts and ratios are presented below at year-end.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 14 - Regulatory Capital Matters (continued)

Regulatory Capital
	Actual		Minimum Capital Adequacy		To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
The Company
Tier 1 leverage ratio (to average assets)	$270,019	12.14%	$89,004	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,019	15.55%	104,175	6.00%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	267,957	15.43%	$78,132	4.50%	N/A	N/A
Total capital ratio (to risk-weighted assets)	301,817	17.38%	$138,900	8.00%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$228,794	10.51%	$87,068	4.00%	$108,835	5.00%
Tier 1 capital (to risk-weighted assets)	228,794	13.56%	101,251	6.00%	135,001	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	228,794	13.56%	75,938	4.50%	109,688	6.50%
Total capital ratio (to risk-weighted assets)	249,984	14.81%	135,001	8.00%	168,751	10.00%

December 31, 2022
The Company
Tier 1 leverage ratio (to average assets)	$242,829	11.24%	$86,442	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	242,829	15.13%	96,315	6.00%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	240,767	15.00%	72,237	4.50%	N/A	N/A
Total capital ratio (to risk-weighted assets)	262,217	16.33%	128,421	8.00%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$199,846	9.47%	$84,416	4.00%	$105,521	5.00%
Tier 1 capital (to risk-weighted assets)	199,846	12.95%	92,574	6.00%	123,432	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	199,846	12.95%	69,431	4.50%	100,289	6.50%
Total capital ratio (to risk-weighted assets)	219,234	14.21%	123,432	8.00%	154,290	10.00%

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

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
The expense recognition of employee stock option and restricted stock awards resulted in net expense of approximately $1.8 million and $1.8 million during the years ended December 31, 2023 and 2022, respectively.
Stock options:
The Company currently has two incentive compensation plans with outstanding stock options, the 2002 Stock Option Plan and the 2017 Stock and Incentive Compensation Plan (the “Plan”). Only the Plan, which authorizes the use of stock options, stock appreciation rights, restricted stock and/or restricted stock, is available to grant options and shares to employees and directors. At inception the Plan allowed for up to 1,120,000 shares of common stock to be issued. In 2021, an additional 900,000 shares were authorized for a total of 2,020,000. As of December 31, 2023, there are 792,846 shares available for future grant. Shares of common stock related to any unexercised or unvested award granted under the Plan that terminate or expire, or are subsequently forfeited or cancelled for any reason, become available for re-grant under the Plan. Option prices are equal to or greater than the estimated fair value of the common stock at the date of grant. Options outstanding vest over a four-year period, whereby 25% of the options become exercisable on each anniversary of the grant date.
Information with respect to options outstanding during the years ended December 31, 2023 and 2022 is as follows:

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	811,160	$15.37	1,060,023	$14.77
Add: Granted	168,819	23.34	2,000	24.25
Less: Exercised	(228,405)	11.96	(160,590)	12.46
Less: Retired on exercise	(124,939)	12.29	(63,697)	12.52
Less: Expired/cancelled/forfeited	(75,917)	20.49	(26,576)	12.82
Outstanding at end of year	550,718	$19.21	811,160	$15.37
Exercisable at end of year	295,450	$16.69	538,066	$13.63
The weighted average fair value of options granted during the years ended December 31, 2023 and 2022, was $10.81 and $11.49, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 15 - Stock-Based Compensation (continued)
A summary of information about stock options outstanding is as follows:

	Exercise Price Range	Weighted Average Exercise Price	Average Remaining Life (years)	Outstanding Shares	Exercisable Shares
December 31, 2023
	$10.70 - 14.63	$14.18	1.52	267,527	221,460
	14.64 - 18.56	15.27	1.57	24,000	15,000
	18.57 - 22.49	20.15	3.98	3,250	1,250
	22.50 - 26.41	24.82	3.56	255,941	57,740
Total outstanding options		$19.21	2.48	550,718	295,450
Intrinsic value on December 31, 2023				$2,999,807	$2,346,106

December 31, 2022
	$10.70 - 14.63	$13.02	1.73	648,651	492,909
	14.64 - 18.56	14.96	2.14	22,750	10,688
	18.57 - 22.49	21.86	3.07	2,500	625
	22.50 - 26.41	26.38	3.86	137,259	33,844
Total outstanding options		$15.37	2.11	811,160	538,066
Intrinsic value on December 31, 2022				$7,020,560	$5,428,713
The aggregate intrinsic value as presented in the preceding tables is the difference between the estimated fair value of the stock as of December 31, 2023 and 2022, and the exercise price of the option multiplied by the number of options outstanding. Stock options with exercise prices greater than the estimated fair value of the stock are not included in this calculation.
Total unrecognized compensation expense related to stock options to be recognized over the next five years was $1.4 million and $1.2 million at December 31, 2023 and 2022, respectively.
The intrinsic value of stock options exercised was $1.9 million and $1.9 million during the years ended December 31, 2023 and 2022, respectively.
The weighted average fair value of options granted during 2023 and 2022 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Dividend yield	1.04%	0.99%
Risk free interest rate	4.52%	3.25%
Expected volatility	54.64%	55.91%
Expected life in years	5	5

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

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
Nonvested restricted stock for the years ended December 31, 2023 and 2022 is summarized in the following table.

	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	39,669	$17.45	49,047	$14.33
Add: Granted	10,714	25.77	11,495	24.66
Less: Vested	(13,652)	15.92	(15,905)	14.01
Less: Retired on vesting	(8,555)	16.46	(4,968)	14.44
Nonvested at end of year	28,176	$21.66	39,669	$17.45
The vesting schedule of restricted shares as of December 31, 2023 is as follows:

Year	Shares
2024	17,203
2025	7,403
2026	3,570
28,176
There was $78 thousand and $429 thousand of total unrecognized compensation expense related to nonvested restricted stock at December 31, 2023 and 2022, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 16 - Parent Company Financial Information
The balance sheets as of December 31, 2023 and 2022 and statements of income and cash flows for the years then ended, for Capital Bancorp, Inc. (Parent only) are presented below.

Parent Company Only Balance Sheets

(in thousands)	2023	2022
Assets
Cash and cash equivalents	$3,499	$272
Investment in Bank	215,698	183,095
Investment in Church Street Capital	6,574	5,402
Investment in Trust	62	62
Loans receivable, net of allowance for credit losses of $416 and $328 at December 31, 2023 and 2022, respectively	41,310	47,517
Accrued interest receivable	370	288
Deferred income taxes	165	100
Other assets	21	45
Total assets	$267,699	$236,781

Liabilities and Stockholders’ Equity
Borrowed funds	$12,062	$12,062
Accrued interest payable	299	48
Other liabilities	478	656
Total liabilities	12,839	12,766
Stockholders’ equity
Common stock	139	141
Additional paid-in capital	54,473	58,190
Retained earnings	213,345	182,435
Accumulated other comprehensive loss	(13,097)	(16,751)
Total stockholders’ equity	254,860	224,015
Total liabilities and stockholders’ equity	$267,699	$236,781

Parent Company Only Statements of Income

(in thousands)	2023	2022
Interest and dividend income	$2,646	$2,146
Dividend from Bank	6,500	11,400
Total interest and dividend revenue	9,146	13,546
Interest expense	649	576
Net interest income	8,497	12,970
Provision for credit losses	88	—
Net interest income after provision for credit losses	8,409	12,970
Noninterest income	4	2
Noninterest expenses	629	447
Income before income taxes	7,784	12,525
Income tax expense	304	315
Income before undistributed net income of subsidiaries	7,480	12,210
Undistributed net income of subsidiaries	28,391	29,594
Net income	$35,871	$41,804

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 16 - Parent Company Financial Information (continued)

Parent Company Only Statements of Cash Flows
(in thousands)	2023	2022
Cash flows from operating activities
Net Income	$35,871	$41,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	88	—
Undistributed net income of subsidiaries	(28,391)	(29,594)
Stock-based compensation expense	1,757	1,662
Director and employee compensation paid in Company stock	547	171
Deferred income tax benefit	(65)	—
Changes in assets and liabilities:
Accrued interest receivable	(82)	(71)
Other assets	24	(31)
Accrued interest payable	251	4
Other liabilities	597	528
Net cash provided by operating activities	10,597	14,473

Cash flows from investing activities
Net decrease (increase) in portfolio loans receivable	5,314	(11,319)
Capital contributions to subsidiaries	(1,729)	(1,662)
Net cash provided (used) by investing activities	3,585	(12,981)

Cash flows from financing activities
Dividends paid	(3,920)	(3,085)
Repurchase of common stock	(8,826)	—
Net proceeds from exercise of stock options	1,791	1,235
Net cash used by financing activities	(10,955)	(1,850)

Net increase (decrease) in cash and cash equivalents	3,227	(358)

Cash and cash equivalents, beginning of year	272	630

Cash and cash equivalents, end of year	$3,499	$272

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 17 - Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. This includes certain U.S. Treasury and other U.S. Government and government agency securities actively traded in over-the-counter markets;
Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate fair value on a recurring basis:
Investment securities available for sale - The fair values for investment securities available for sale are provided by an independent pricing service and are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
Loans held for sale - The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).
Derivative financial instruments - The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 17 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 as follows:

	Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Investment securities available for sale
U.S. Treasuries	$149,228	$149,228	$—	$—
Municipal	9,372	—	9,372	—
Corporate	4,413	—	4,413	—
Asset-backed securities	7,045	—	7,045	—
Mortgage-backed securities	38,271	—	38,271	—
Total	$208,329	$149,228	$59,101	$—
Loans held for sale	$7,481	$—	$7,481	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—

December 31, 2022
Investment securities available for sale
U.S. Treasuries	$199,449	$199,449	$—	$—
Municipal	8,012	—	8,012	—
Corporate	4,600	—	4,600	—
Asset-backed securities	7,711	—	7,711	—
Mortgage-backed securities	32,709	—	32,709	—
Total	$252,481	$199,449	$53,032	$—
Loans held for sale	$7,416	$—	$7,416	$—
Derivative assets	$10	$—	$10	$—
Derivative liabilities	$—	$—	$—	$—
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 17 - Fair Value (continued)
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	December 31, 2023	December 31, 2022
Aggregate fair value	$7,481	$7,416
Contractual principal	5,168	6,808
Difference	$2,313	$608
The Company elects to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2023 and December 31, 2022, the fair values consist of loan balances of $16.0 million and $9.4 million, with specific reserves of $422 thousand and $372 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of December 31, 2023 and December 31, 2022, there was no foreclosed real estate held by the Company.

Fair Value of Individually Evaluated Loans

(in thousands)	2023	2022
Individually evaluated loans for credit loss, net
Level 3 Inputs	15,620	9,021
Total	$15,620	$9,021
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2023 and 2022:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	General Range of Inputs

Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 25%

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 17 - Fair Value (continued)
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
As of December 31, 2023, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2022, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.
For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for individually evaluated loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 17 - Fair Value (continued)
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

Fair Value of Financial Assets and Liabilities
	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$14,513	$14,513	$19,963	$19,963
Interest-bearing deposits at other financial institutions	39,044	39,044	39,764	39,764
Federal funds sold	407	407	20,688	20,688
Level 3
Loans receivable, net	$1,874,678	$1,855,158	$1,704,370	$1,659,283
Restricted investments	4,353	4,353	7,362	7,362

Financial liabilities
Level 1
Noninterest-bearing deposits	$617,373	$617,373	$674,313	$674,313
Level 3
Interest-bearing deposits	$1,278,623	$1,280,682	$1,083,759	$1,090,553
FHLB advances and other borrowed funds	49,062	46,634	119,062	116,544

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2023 and 2022

Note 18 - Segments
The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), and OpenSky™ (the Company’s credit card division) and the Corporate Office. The following schedule presents financial information for each reportable segment at and for the years ended December 31, 2023 and 2022.

For the Year Ended December 31, 2023
(in thousands)	Commercial Bank	CBHL	OpenSky™	Corporate(2)	Eliminations	Consolidated
Interest income	$116,408	$382	$62,476	$4,238	$(298)	$183,206
Interest expense	40,896	135	—	947	(298)	41,680
Net interest income	75,512	247	62,476	3,291	—	141,526
Provision for credit losses	1,540	—	7,948	122	—	9,610
Release of credit losses on unfunded commitments	(101)	—	—	—	—	(101)
Net interest income after provision	74,073	247	54,528	3,169	—	132,017
Noninterest income	2,737	4,909	17,325	4	—	24,975
Noninterest expense(1)	61,836	6,001	42,524	406	—	110,767
Net income (loss) before taxes	$14,974	$(845)	$29,329	$2,767	$—	$46,225

Total assets	$2,051,945	$8,589	$117,477	$277,565	$(229,400)	$2,226,176

For the Year Ended December 31, 2022
(in thousands)	Commercial Bank	CBHL	OpenSky™	Corporate(2)	Eliminations	Consolidated
Interest income	$82,182	$435	$64,859	$3,349	$(179)	$150,646
Interest expense	9,245	218	—	755	(179)	10,039
Net interest income	72,937	217	64,859	2,594	—	140,607
(Reversal of) provision for loan losses	(980)	—	7,611	—	—	6,631
Net interest income after provision	73,917	217	57,248	2,594	—	133,976
Noninterest income	2,122	5,276	21,972	2	—	29,372
Noninterest expense(1)	52,552	8,450	47,647	465	—	109,114
Net income (loss) before taxes	$23,487	$(2,957)	$31,573	$2,131	$—	$54,234

Total assets	$1,939,601	$7,936	$122,418	$245,399	$(191,699)	$2,123,655
_______________
(1)Noninterest expense includes $23.7 million and $27.0 million in data processing expenses in OpenSky’s™ segment for the years ended December 31, 2023 and 2022, respectively.
(2)The Corporate segment invests idle cash in revenue-producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.
Beginning in 2024, the Company allocated certain expenses previously recorded directly to the Commercial Bank segment to the other segments. This change in allocation will be reflected in 2024 segment performance reporting.
Note 19 - Litigation
In accordance with the current accounting standards for loss contingencies, the Company establishes reserves for litigation-related matters that arise in the ordinary course of its business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. In addition, the Company's defense of litigation claims may result in legal fees, which it expenses as incurred. None of the amounts the Company currently has recorded individually or in the aggregate are considered to be material to our financial condition as of December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report by Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting (as such term is defined in Rules 13A-15(f) and 15d-15(f) under the Exchange Act). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, the Company maintained effective internal control over financial reporting based on those criteria.

Elliott Davis, PLLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2023 to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter of 2024, additional controls were put into place or enhanced to improve the effectiveness of the Company’s internal controls over the allowance for credit losses. These include process controls around model validation and allowance output review.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023. Such information is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. Our Code of Business Conduct and Ethics is available on our website at www.capitalbankmd.com under the “Investor Relations” tab.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023.
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) The following financial statements are incorporated by reference from Item 8 hereof:
    Report of Independent Registered Public Accounting Firm. PCAOB ID (149)
    Consolidated Balance Sheets as of December 31, 2023 and 2022.
    Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022.
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022.
    Notes to Consolidated Financial Statements.
(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.
(b) The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2023)`
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 23, 2023)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on September 17, 2018)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed March 16, 2020)
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
10.1	Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed on August 31, 2018)
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

10.7	Form of 2017 Stock and Incentive Plan Incentive Stock Option Award Agreement for Executive Officers
10.8	Form of 2017 Stock and Incentive Compensation Plan Restricted Stock Unit Award Agreement for Executive Officers
10.9	Employment Agreement dated January 1, 2022 between Capital Bank, N.A. and Scot R. Browning (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6. 2022)
10.10	Amendment to Employment Agreement, dated April 13, 2023, between Capital Bank, N.A. and Scot R. Browning
10.11
Employment Contract, dated April 30, 2018, by and among Capital Bank, N.A. and Karl F. Dicker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 11, 2020)

10.12	Nonqualified Deferred Compensation Plan dated January 1, 2021
10.13	Employment Agreement, effective June 29, 2022 between Capital Bank, N.A. and Edward F. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2022)
10.14	Employment Agreement, effective October 11, 2022 between Capital Bank, N.A. and Steven Poynot (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 11, 2022)
10.15	Amendment to Employment Agreement, dated April 13, 2023, between Capital Bank, N.A. and Steven Poynot
10.16	Employment Agreement effective June 26, 2023 between Capital Bank, N.A. and Jennings "Jay" Walker (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 13, 2023)
10.17	Capital Bancorp, Inc. Amended and Restated 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 17, 2023)
21.0	Subsidiaries of Capital Bancorp, Inc. (reference is made to “Item 1. Business” for the required information)
23.1	Consent of Elliott Davis, PLLC
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
97.1	Compensation Recovery Policy
101
The following materials from the Annual Report on Form 10-K of Capital Bancorp, Inc. for the year ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC.

By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer

Dated: March 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Edward F. Barry	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Edward F. Barry

By:	/s/ Jay Walker	Executive Vice President Chief Financial Officer	March 15, 2024
Jay Walker
(Principal Financial Officer)

By:	/s/ Jerome R. Bailey	Director	March 15, 2024
Jerome R. Bailey

By:	/s/ Joshua Bernstein	Director	March 15, 2024
Joshua Bernstein

By:	/s/ C. Scott Brannan	Director	March 15, 2024
C. Scott Brannan

By:	/s/ Scot. R. Browning	Director	March 15, 2024
Scot R. Browning

By:	/s/ Fred J. Lewis	Director	March 15, 2024
Fred J. Lewis

By:	/s/ Randall. J. Levitt	Director	March 15, 2024
Randall J. Levitt

By:	/s/ Mary Ann Scully	Director	March 15, 2024
Mary Ann Scully

By:	/s/ Deborah Ratner Salzberg	Director	March 15, 2024
Deborah Ratner Salzberg

By:	/s/ Steven J. Schwartz	Chairman of the Board of Directors	March 15, 2024
Steven J. Schwartz

By:	/s/ James F. Whalen	Director	March 15, 2024
James F. Whalen