Form 10-Q
period 2024-03-31
Capital Bancorp Inc
filed 2024-05-10
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2024         OR
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

As of May 8, 2024, the Company had 13,892,251 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands except share data)	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$12,361	$14,513
Interest-bearing deposits at other financial institutions	72,787	39,044
Federal funds sold	56	407
Total cash and cash equivalents	85,204	53,964
Investment securities available for sale	202,254	208,329
Restricted investments	4,441	4,353
Loans held for sale	10,303	7,481
Portfolio loans receivable, net of deferred fees and costs	1,964,525	1,903,288
Less allowance for credit losses	(29,350)	(28,610)
Total portfolio loans held for investment, net	1,935,175	1,874,678
Premises and equipment, net	4,500	5,069
Accrued interest receivable	12,258	11,494
Deferred tax asset	12,311	12,252
Bank owned life insurance	38,062	37,711
Accounts receivable	11,637	1,055
Other assets	8,093	9,790
Total assets	$2,324,238	$2,226,176

Liabilities
Deposits
Noninterest-bearing	$665,812	$617,373
Interest-bearing	1,339,883	1,278,623
Total deposits	2,005,695	1,895,996
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	27,062
Accrued interest payable	6,009	5,583
Other liabilities	19,007	20,675
Total liabilities	2,064,773	1,971,316

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 13,889,563 issued and outstanding at March 31, 2024; 13,922,532 issued and outstanding at December 31, 2023	139	139
Additional paid-in capital	54,229	54,473
Retained earnings	218,731	213,345
Accumulated other comprehensive loss	(13,634)	(13,097)
Total stockholders' equity	259,465	254,860
Total liabilities and stockholders' equity	$2,324,238	$2,226,176

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands except per share data)	2024	2023
Interest income
Loans, including fees	$45,991	$41,275
Investment securities available for sale	1,251	1,377
Federal funds sold and other	1,127	764
Total interest income	48,369	43,416

Interest expense
Deposits	12,833	7,754
Borrowed funds	528	1,175
Total interest expense	13,361	8,929

Net interest income	35,008	34,487
Provision for credit losses	2,727	1,660
Provision for (release of) credit losses on unfunded commitments	142	(19)
Net interest income after provision for credit losses	32,139	32,846

Noninterest income
Service charges on deposits	207	229
Credit card fees	3,881	4,210
Mortgage banking revenue	1,453	1,155
Other income	431	432
Total noninterest income	5,972	6,026

Noninterest expenses
Salaries and employee benefits	12,907	12,554
Occupancy and equipment	1,613	1,213
Professional fees	1,947	2,374
Data processing	6,761	6,530
Advertising	2,032	517
Loan processing	371	349
Foreclosed real estate expenses, net	1	6
Merger-related expenses	712	—
Operational losses	931	964
Other operating	2,212	1,715
Total noninterest expenses	29,487	26,222
Income before income taxes	8,624	12,650
Income tax expense	2,062	2,915
Net income	$6,562	$9,735

Basic earnings per share	$0.47	$0.69
Diluted earnings per share	$0.47	$0.68

Weighted average common shares outstanding:
Basic	13,918,724	14,159,383
Diluted	13,918,724	14,272,292

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$6,562	$9,735

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale	(589)	3,736
Income tax benefit (expense) relating to the items above	52	(944)
Other comprehensive (loss) income	(537)	2,792
Comprehensive income	$6,025	$12,527

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2022	14,138,829	$141	$58,190	$182,435	$(16,751)	$224,015
Cumulative effect adjustment due to adoption of the CECL standard	—	—	—	(29)	—	(29)
Net income	—	—	—	9,735	—	9,735
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	2,792	2,792
Stock options exercised, net of shares withheld for purchase price	63,064	1	782	(194)	—	589
Shares issued as compensation	28,081	—	585	(39)	—	546
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(850)	—	(850)
Shares repurchased and retired	(146,937)	(1)	(2,718)	—	—	(2,719)
Balance, March 31, 2023	14,083,037	$141	$57,277	$191,058	$(13,959)	$234,517

Balance, December 31, 2023	13,922,532	$139	$54,473	$213,345	$(13,097)	$254,860
Net income	—	—	—	6,562	—	6,562
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(537)	(537)
Stock options exercised, net of shares withheld for purchase price	10,171	—	146	(39)	—	107
Shares issued as compensation	24,729	—	537	(22)	—	515
Stock-based compensation	—	—	472	—	—	472
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,115)	—	(1,115)
Shares repurchased and retired	(67,869)	—	(1,399)	—	—	(1,399)
Balance, March 31, 2024	13,889,563	$139	$54,229	$218,731	$(13,634)	$259,465

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$6,562	$9,735
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	2,727	1,660
Provision for (reversal of) credit losses on unfunded commitments	142	(19)
Provision for mortgage put-back reserve, net	13	5
Net amortization (accretion) on investments	60	(34)
Premises and equipment depreciation	85	73
Lease asset amortization	238	266
Increase in cash surrender value of BOLI	(351)	(257)
Executive long-term incentive plan expense	149	152
Stock-based compensation expense	472	438
Director and employee compensation paid in Company stock	515	547
Deferred income tax benefit	(7)	(65)
Gain on sale of securities available for sale	—	1
Valuation allowance on derivatives	—	9
Increase in valuation of loans held for sale carried at fair value	—	6
Proceeds from sales of loans held for sale	37,555	42,238
Originations of loans held for sale	(40,377)	(44,448)
Changes in assets and liabilities:
Accrued interest receivable	(764)	(496)
Taxes payable	489	2,927
Accounts receivable	(10,582)	(105)
Other assets	1,697	191
Accrued interest payable	426	946
Other liabilities	(2,461)	(3,414)
Net cash (used for) provided by operating activities	(3,412)	10,356

Cash flows from investing activities
Purchases of securities available for sale	(15,362)	—
Proceeds from calls and maturities of securities available for sale	20,788	490
Net (purchases) sales of restricted investments	(88)	3,147
Net increase in portfolio loans receivable	(63,224)	(60,023)
Net sales (purchases) of premises and equipment	246	(2,320)
Net cash used in investing activities	(57,640)	(58,706)

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (Continued)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	48,439	31,488
Interest-bearing deposits	61,260	154,814
Federal Home Loan Bank repayments	—	(75,000)
Other borrowed funds	(15,000)	—
Dividends paid	(1,115)	(850)
Repurchase of common stock	(1,399)	(2,719)
Net proceeds from exercise of stock options	107	589
Net cash provided by financing activities	92,292	108,322

Net increase in cash and cash equivalents	31,240	59,972

Cash and cash equivalents, beginning of year	$53,964	80,415

Cash and cash equivalents, end of period	$85,204	$140,387

Noncash investing and financing activities:
Change in unrealized (losses) gains on investments	$(589)	$3,736

Cash paid during the period for:
Taxes	$36	$35
Interest	$12,935	$5,920

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and the bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville and Columbia, Maryland; Reston, Virginia; and the District of Columbia. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm, and issues credit cards through OpenSky™, a digitally-driven nationwide credit card platform providing secured, partially secured, and unsecured credit solutions.
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At March 31, 2024, Church Street Capital had loans totaling $7.6 million with a collectively assessed allowance for credit losses (“ACL”) of $184 thousand. Refer to Note 5 - “Portfolio Loans Receivable” to the “Notes to Unaudited Consolidated Financial Statements” for further discussion of the consolidated ACL.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Note 1 - Nature of Business and Basis of Presentation (continued)
basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our significant accounting policies during the three months ended March 31, 2024.
Recently issued accounting pronouncements:
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will update its segment related disclosures upon adoption.
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on quantitative thresholds, among other things. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will update its income tax disclosures upon adoption.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Pending Acquisition
Pending Acquisition of Integrated Financial Holdings, Inc.
On March 27, 2024, the Company and Integrated Financial Holdings, Inc., a North Carolina corporation (“IFHI”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and conditions thereof, IFHI will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. IFHI is a financial holding company based in Raleigh, North Carolina with total assets of approximately $548 million at December 31, 2023. IFHI is the holding company for West Town Bank & Trust, an Illinois state-chartered bank. West Town Bank & Trust provides banking services through its full-service office located in the greater Chicago area and is a nationwide lender in government guaranteed lending across both U.S. Department of Agriculture (“USDA”) and U.S. Small Business Administration (“SBA”) government guaranteed lending. IFHI is also the parent company of Windsor Advantage, LLC, a loan service provider that offers community banks and credit unions with a comprehensive outsourced SBA 7(a) and USDA lending platform. IFHI is registered with and supervised by the Board of Governors of the Federal Reserve (“Federal Reserve”). West Town Bank & Trust’s primary regulators are the Illinois Department of Financial and Professional Regulation and the FDIC. Following the Merger, West Town Bank & Trust, will merge with and into the Bank, with the Bank as the surviving bank.
During the three months ended March 31, 2024, the Company incurred merger-related expenses related to the planned acquisition of IFHI totaling $0.7 million. The Merger is expected to close in the fourth quarter 2024 subject to regulatory approval.
Note 3 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that, due to economic conditions, reserve requirement ratios for all depository institutions would be reduced to zero percent effective March 26, 2020. The reserve requirement is still at zero percent as of March 31, 2024.
Note 4 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of securities available for sale at March 31, 2024 and December 31, 2023, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)

(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
U.S. Treasuries	$141,347	$—	$(12,664)	$—	$128,683
Municipal	11,699	—	(2,445)	—	9,254
Corporate	5,000	—	(543)	—	4,457
Asset-backed securities	6,601	18	(38)	—	6,581
Mortgage-backed securities	55,546	—	(2,267)	—	53,279
Total	$220,193	$18	$(17,957)	$—	$202,254

December 31, 2023
U.S. Treasuries	$161,420	$—	$(12,192)	$—	$149,228
Municipal	11,699	4	(2,331)	—	9,372
Corporate	5,000	—	(587)	—	4,413
Asset-backed securities	7,069	13	(37)	—	7,045
Mortgage-backed securities	40,491	—	(2,220)	—	38,271
Total	$225,679	$17	$(17,367)	$—	$208,329
There were no securities sold during the three months ended March 31, 2024 or the three months ended March 31, 2023. There was no ACL required on available for sale debt securities in an unrealized loss position at March 31, 2024 and December 31, 2023.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2024		December 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$29,962	$29,211	$39,918	$39,294
One to five years	91,580	83,076	101,688	93,218
Five to ten years	28,661	24,132	26,215	22,511
Beyond ten years	7,843	5,975	10,298	7,990
Asset-backed securities(1)	6,601	6,581	7,069	7,045
Mortgage-backed securities(1)	55,546	53,279	40,491	38,271
Total	$220,193	$202,254	$225,679	$208,329
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.

There were no securities pledged at March 31, 2024 and December 31, 2023 to secure public deposits and repurchase agreements. Pledged securities at the Federal Reserve’s Bank Term Funding Program (“BTFP”) totaled $170.7 million at December 31, 2023 with no securities pledged as of March 31, 2024 as the program ended during the first quarter 2024.
At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)
The following table summarizes debt securities available for sale in an unrealized loss position for which an ACL has not been recorded at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U.S. Treasuries	$—	$—	$128,683	$(12,664)	$128,683	$(12,664)
Municipal	894	(3)	8,360	(2,442)	9,254	(2,445)
Corporate	—	—	4,457	(543)	4,457	(543)
Asset-backed securities	—	—	4,760	(38)	4,760	(38)
Mortgage-backed securities	21,234	(194)	32,045	(2,073)	53,279	(2,267)
Total	$22,128	$(197)	$178,305	$(17,760)	$200,433	$(17,957)

December 31, 2023
U.S. Treasuries	$—	$—	$149,228	$(12,192)	$149,228	$(12,192)
Municipal	—	—	8,473	(2,331)	8,473	(2,331)
Corporate	—	—	4,413	(587)	4,413	(587)
Asset-backed securities	—	—	5,154	(37)	5,154	(37)
Mortgage-backed securities	6,057	(8)	32,214	(2,212)	38,271	(2,220)
Total	$6,057	$(8)	$199,482	$(17,359)	$205,539	$(17,367)
As of March 31, 2024, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available for sale debt securities in an unrealized loss position at March 31, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of March 31, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities — There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 82% of the portfolio; AA+ - 8%; AA - 10%.
Asset-backed Securities — There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of March 31, 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	March 31, 2024		December 31, 2023
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$577,112	29%	$573,104	30%
Commercial	736,316	37%	684,229	35%
Construction	290,016	15%	290,108	15%
Commercial and Industrial	254,577	13%	239,208	13%
Credit card, net of reserve(1)	111,898	6%	123,331	7%
Other consumer	738	—%	950	—%
Portfolio loans receivable, gross	1,970,657	100%	1,910,930	100%
Deferred origination fees, net	(6,132)		(7,642)
Allowance for credit losses	(29,350)		(28,610)
Portfolio loans receivable, net	$1,935,175		$1,874,678
_____________
(1)    Credit card loans are presented net of reserve for interest and fees.

The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the three months ended March 31, 2024 and March 31, 2023.

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended March 31, 2024
Real estate:
Residential	$5,518	$633	$(225)	$—	$5,926
Commercial	10,316	807	—	—	11,123
Construction	2,271	28	—	—	2,299
Commercial and Industrial	4,406	(306)	(98)	—	4,002
Credit card	6,087	1,567	(1,768)	104	5,990
Other consumer	12	(2)	—	—	10
Total	$28,610	$2,727	$(2,091)	$104	$29,350

Three Months Ended March 31, 2023
Real estate:
Residential	$4,283	$1,125	$—	$—	$5,408
Commercial	12,039	(2,165)	(943)	—	8,931
Construction	1,809	(56)	—	—	1,753
Commercial and Industrial	4,008	940	—	10	4,958
Credit card	5,033	1,818	(1,702)	2	5,151
Other consumer	17	(2)	—	—	15
Total	$27,189	$1,660	$(2,645)	$12	$26,216

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of March 31, 2024 and December 31, 2023 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
March 31, 2024
Real estate:
Residential	$2,479	$818	$6,303	$9,600	$567,512	$577,112	$—	$6,762
Commercial	1,391	11,610	551	13,552	722,764	736,316	—	3,064
Construction	—	661	3,876	4,537	285,479	290,016	—	3,868
Commercial and Industrial	2,008	1,353	448	3,809	250,768	254,577	—	667
Credit card	5,544	5,494	621	11,659	100,239	111,898	621	—
Other consumer	—	—	—	—	738	738	—	—
Total	$11,422	$19,936	$11,799	$43,157	$1,927,500	$1,970,657	$621	$14,361

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2023
Real estate:
Residential	$2,201	$3,096	$11,066	$16,363	$556,741	$573,104	$17	$11,398
Commercial	1,577	322	582	2,481	681,748	684,229	—	582
Construction	—	1,165	3,296	4,461	285,647	290,108	—	3,288
Commercial and Industrial	1,356	74	454	1,884	237,324	239,208	—	774
Credit card	7,767	6,877	519	15,163	108,168	123,331	519	—
Other consumer	—	—	—	—	950	950	—	—
Total	$12,901	$11,534	$15,917	$40,352	$1,870,578	$1,910,930	$536	$16,042
There were $2.4 million and $8.1 million of loans secured by one-to-four family residential properties in the process of foreclosure as of March 31, 2024 and December 31, 2023, respectively.
The increase in loans 60-89 days past due and special mention loan levels at March 31, 2024 from December 31, 2023 includes a single owner-occupied commercial real estate loan relationship with a total outstanding exposure amount of $11.6 million. The borrower fell behind in payments due to unexpected timing delays in the collection of outstanding receivables. Payments have resumed and the borrower remains actively engaged with the Company in resolving the past due status.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans
(in thousands)

Real estate:
Residential	$6,111	$651	$6,762	$221
Commercial	3,064	—	3,064	93
Construction	3,868	—	3,868	180
Commercial and Industrial	439	228	667	56
Total	$13,482	$879	$14,361	$550

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans

Real estate:
Residential	$11,152	$246	$11,398	$236
Commercial	582	—	582	46
Construction	3,288	—	3,288	185
Commercial and Industrial	598	176	774	71
Total	$15,620	$422	$16,042	$538
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
•Construction loans are typically secured by owner-occupied commercial real estate or non-owner occupied investment real estate. Typically, owner-occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by office buildings and complexes, multi-family complexes, land under development, and other commercial and industrial real estate in process of construction.
•Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable, and other commercial property.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	March 31, 2024	December 31, 2023
Real estate:
Residential	$5,345	$11,152
Commercial	3,064	582
Construction	5,038	3,288
Commercial and Industrial	537	657
Total	$13,984	$15,679
Of the collateral dependent loans as of March 31, 2024, a specific reserve of $405 thousand and $150 thousand was assessed for residential real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2023, a specific reserve of $115 thousand was assessed for commercial and industrial loans. The Company had no modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024 or the three months ended March 31, 2023.
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

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

March 31, 2024	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential – Real estate
Pass	$29,966	$134,102	$132,476	$76,409	$75,128	$117,615	$—	$565,696
Special Mention	—	—	—	132	3,647	285	—	4,064
Substandard	—	—	33	332	—	6,987	—	7,352
Doubtful	—	—	—	—	—	—	—	—
Total	29,966	134,102	132,509	76,873	78,775	124,887	—	577,112
Commercial – Real estate
Pass	52,595	63,615	172,972	141,121	77,031	208,492	—	715,826
Special Mention	—	—	18,495	—	—	801	—	19,296
Substandard	—	—	—	—	—	1,194	—	1,194
Doubtful	—	—	—	—	—	—	—	—
Total	52,595	63,615	191,467	141,121	77,031	210,487	—	736,316
Construction – Real estate
Pass	16,217	144,267	59,095	41,338	15,234	8,981	—	285,132
Special Mention	—	661	—	—	—	—	—	661
Substandard	—	—	—	—	1,568	2,655	—	4,223
Doubtful	—	—	—	—	—	—	—	—
Total	16,217	144,928	59,095	41,338	16,802	11,636	—	290,016
Commercial and Industrial
Pass	24,939	71,139	66,282	27,157	8,436	51,796	—	249,749
Special Mention	—	—	805	—	2,367	312	—	3,484
Substandard	—	46	619	207	—	472	—	1,344
Doubtful	—	—	—	—	—	—	—	—
Total	24,939	71,185	67,706	27,364	10,803	52,580	—	254,577
Other consumer
Pass	—	—	262	134	111	231	—	738
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	—	262	134	111	231	—	738
Credit card
Ungraded	—	—	—	—	—	—	111,898	111,898
Portfolio loans receivable, gross	$123,717	$413,830	$451,039	$286,830	$183,522	$399,821	$111,898	$1,970,657

March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Gross Charge-offs
Residential	$—	$—	$—	$—	$—	$225	$—	$225
Commercial and Industrial	—	98	—	—	—	—	—	98
Credit card	—	—	—	—	—	—	1,768	1,768
Total	$—	$98	$—	$—	$—	$225	$1,768	$2,091

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2023	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential – Real estate
Pass	$140,394	$137,362	$76,556	$76,938	$36,122	$88,055	$—	$555,427
Special Mention	—	—	134	3,670	1,176	288	—	5,268
Substandard	—	33	—	—	26	12,350	—	12,409
Doubtful	—	—	—	—	—	—	—	—
Total	140,394	137,395	76,690	80,608	37,324	100,693	—	573,104
Commercial – Real estate
Pass	62,095	185,776	145,756	68,748	96,238	116,347	—	674,960
Special Mention	—	6,897	—	—	805	985	—	8,687
Substandard	—	—	—	—	582	—	—	582
Doubtful	—	—	—	—	—	—	—	—
Total	62,095	192,673	145,756	68,748	97,625	117,332	—	684,229
Construction – Real estate
Pass	142,157	72,240	46,180	16,859	6,246	2,517	—	286,199
Special Mention	—	—	—	—	—	614	—	614
Substandard	—	—	—	1,254	597	1,444	—	3,295
Doubtful	—	—	—	—	—	—	—	—
Total	142,157	72,240	46,180	18,113	6,843	4,575	—	290,108
Commercial and Industrial
Pass	70,540	71,689	28,007	9,364	18,036	37,392	—	235,028
Special Mention	—	156	—	2,406	47	273	—	2,882
Substandard	30	814	211	—	42	201	—	1,298
Doubtful	—	—	—	—	—	—	—	—
Total	70,570	72,659	28,218	11,770	18,125	37,866	—	239,208
Other consumer
Pass	75	278	147	116	—	334	—	950
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	75	278	147	116	—	334	—	950
Credit card
Ungraded	—	—	—	—	—	—	123,331	123,331
Portfolio loans receivable, gross	$415,291	$475,245	$296,991	$179,355	$159,917	$260,800	$123,331	$1,910,930

December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Gross Charge-offs
Residential	$—	$—	$—	$—	$—	$670	$—	$670
Commercial	—	—	—	—	943	—	—	943
Commercial and Industrial	—	98	—	—	—	—	—	98
Credit card	—	—	—	—	—	—	7,076	7,076
Total	$—	$98	$—	$—	$943	$670	$7,076	$8,787

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Unused lines of credit
Real Estate:
Residential	$17,812	$15,436
Residential - Home Equity	43,225	43,892
Commercial	29,542	20,424
Construction	116,614	98,777
Commercial and Industrial	52,627	42,751
Credit card(1)	128,374	114,882
Other consumer	311	310
Total	$388,505	$336,472

Letters of credit	$4,641	$4,641
_______________
(1)Outstanding loan commitments in the credit card portfolio include $108.4 million and $98.2 million in secured and partially secured balances as of March 31, 2024 and December 31, 2023, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Balance at beginning of period	$806	$1,682
Impact of adopting the CECL standard on January 1, 2023	—	(775)
Provision for (release of) credit losses on unfunded commitments	142	(19)
Balance at end of period	$948	$888
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Balance at beginning of period	$985	$1,174
Provision for mortgage loan put-back reserve	13	5
Balance at end of period	$998	$1,179
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
There were no outstanding derivative instruments as of March 31, 2024 and December 31, 2023.
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
The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 3.87% at March 31, 2024 and 3.79% at December 31, 2023. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Leases (continued)
As of March 31, 2024, the Company’s net lease ROU assets and related lease liabilities were $3.0 million and $3.5 million, respectively, compared to December 31, 2023 balances of $3.6 million of ROU assets and $3.8 million of lease liabilities, and have remaining terms ranging from one to nine years, including extension options that the Company is reasonably certain will be exercised. As of March 31, 2024, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023
Lease Right of Use Asset:
Lease asset	$6,474	$6,810
Less: Accumulated amortization	(3,461)	(3,223)
Net lease asset	$3,013	$3,587

Lease Liability:
Lease liability	$6,891	6,892
Less: Accumulated amortization	(3,397)	(3,101)
Net lease liability	$3,494	$3,791
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	March 31, 2024
Amounts due in:
2024	$827
2025	715
2026	665
2027	396
2028	266
2029 and thereafter	1,182
Total future lease payments	4,051
Discount of cash flows	(557)
Present value of net future lease payments	$3,494
Note 8 - Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. This includes certain U.S. Treasury and other U.S. Government and government agency securities actively traded in over-the-counter markets.
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
The Company used the following methods and significant assumptions to estimate fair value on a recurring basis:
Investment securities available for sale - The fair values for investment securities available for sale are provided by an independent pricing service and are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 as follows:

(in thousands)
March 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale
U.S. Treasuries	$128,683	$128,683	$—	$—
Municipal	9,254	—	9,254	—
Corporate	4,457	—	4,457	—
Asset-backed securities	6,581	—	6,581	—
Mortgage-backed securities	53,279	—	53,279	—
Total	$202,254	$128,683	$73,571	$—
Loans held for sale	$10,303	$—	$10,303	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—

December 31, 2023
Investment securities available for sale
U.S. Treasuries	$149,228	$149,228	$—	$—
Municipal	9,372	—	9,372	—
Corporate	4,413	—	4,413	—
Asset-backed securities	7,045	—	7,045	—
Mortgage-backed securities	38,271	—	38,271	—
Total	$208,329	$149,228	$59,101	$—
Loans held for sale	$7,481	$—	$7,481	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	March 31, 2024	December 31, 2023
Aggregate fair value	$10,303	$7,481
Contractual principal	7,425	5,168
Difference	$2,878	$2,313

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of March 31, 2024 and December 31, 2023, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2024 and December 31, 2023, the fair values consist of loan balances of $14.4 million and $16.0 million, with specific reserves of $879 thousand and $422 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of March 31, 2024 and December 31, 2023, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 as follows:

(in thousands)	March 31, 2024	December 31, 2023
Individually evaluated loans for credit loss, net
Level 3 inputs	13,481	15,620
Total	$13,481	15,620
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2024 and December 31, 2023:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
As of March 31, 2024, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2023. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually analyzed loans, and all other loans. The results are then adjusted to account for credit risk as described above, and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$12,361	$12,361	$14,513	$14,513
Interest-bearing deposits at other financial institutions	72,787	72,787	39,044	39,044
Federal funds sold	56	56	407	407
Level 3
Portfolio loans receivable, net	$1,935,175	$1,902,408	$1,874,678	$1,855,158
Restricted investments	4,441	4,441	4,353	4,353

Financial liabilities
Level 1
Noninterest-bearing deposits	$665,812	$665,812	$617,373	$617,373
Level 3
Interest-bearing deposits	$1,339,883	$1,339,795	$1,278,623	$1,280,682
FHLB advances and other borrowed funds	34,062	31,620	49,062	46,634

Note 9 - Segments
The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky™ (the Company’s credit card division) and the Corporate Office.
Effective January 1, 2024, the Company allocated certain expenses previously recorded directly to the Commercial Bank segment to the other segments. These expenses are for shared services also consumed by OpenSky™, CBHL, and Corporate. The Company performs an allocation process based on several metrics the Company believes more accurately ascribe shared service overhead to each segment. The Company believes this reflects the cost of support for each segment that should be considered in assessing segment performance. Historical information has been recast to reflect financial information consistently with the 2024 presentation.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The following schedule presents financial information for each reportable segment at March 31, 2024 and March 31, 2023.

For the Three Months Ended March 31, 2024
(in thousands)	Commercial Bank	CBHL	OpenSky™	Corporate(2)	Eliminations	Consolidated
Interest income	$32,529	$83	$14,921	$899	$(63)	$48,369
Interest expense	13,154	41	—	229	(63)	13,361
Net interest income	19,375	42	14,921	670	—	35,008
Provision for credit losses	1,109	—	1,559	59	—	2,727
Provision for credit losses on unfunded commitments	142	—	—	—	—	142
Net interest income after provision	18,124	42	13,362	611	—	32,139
Noninterest income	704	1,352	3,915	1	—	5,972
Noninterest expense(1)	12,259	2,105	13,599	1,524	—	29,487
Net income (loss) before taxes	$6,569	$(711)	$3,678	$(912)	$—	$8,624

Total assets	$2,160,051	$10,785	$105,318	$281,766	$(233,682)	$2,324,238

For the Three Months Ended March 31, 2023
Interest income	$26,300	$77	$16,130	$978	$(69)	$43,416
Interest expense	8,739	30	—	229	(69)	8,929
Net interest income	17,561	47	16,130	749	—	34,487
(Release of) provision for credit losses	(161)	—	1,821	—	—	1,660
Release of credit losses on unfunded commitments	(19)	—	—	—	—	(19)
Net interest income after provision	17,741	47	14,309	749	—	32,846
Noninterest income	489	1,327	4,210	—	—	6,026
Noninterest expense(1)	11,759	2,336	11,738	389	—	26,222
Net income (loss) before taxes	$6,471	$(962)	$6,781	$360	$—	$12,650

Total assets	$2,074,634	$10,193	$106,761	$257,048	$(203,350)	$2,245,286
(1)     Noninterest expense includes $6.1 million and $5.9 million in data processing expense in OpenSky’s™ segment for the three months ended March 31, 2024 and 2023, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Capital” refer to Capital Bancorp, Inc. and its wholly owned subsidiaries, Capital Bank, N.A., which we sometimes refer to as “Capital Bank,” “the Bank” or “our Bank,” and Church Street Capital, LLC. “Church Street Capital” or “CSC” refer to our wholly-owned subsidiary, Church Street Capital, LLC.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.
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
General Business Operations
•the effect of acquisitions we may make, such as our pending acquisition of Integrated Financial Holdings, Inc. (“IFHI”), including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;
•risks related to the proposed merger with IFHI including, among others, (i) failure to complete the merger with IFHI or unexpected delays related to the merger or either party’s inability to satisfy closing conditions required to complete the merger, (ii) certain restrictions during the pendency of the proposed merger with IFHI that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (v) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vi) deposits attrition, customer or employee loss and/or revenue loss as a result of the proposed merger, and (vii) expenses related to the proposed merger being greater than expected;
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
•climate change, including the enhanced regulatory, compliance, credit and reputational risks and costs associated therewith; and
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs, and expectations, if a change occurs or our beliefs, assumptions or expectations were incorrect, our business, financial condition, liquidity and/or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk

Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and those referenced herein and in other reports on file with the Securities and Exchange Commission (“SEC”).
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
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as deemed necessary. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.
The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 "Financial Statements and Supplementary Data" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly-owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland and received its charter in 1999 and began operations in 1999. We serve businesses, not-for-profit associations, entrepreneurs and others throughout the Washington, D.C. and Baltimore, Maryland metropolitan areas through four commercial bank branches, one mortgage office, and two loan production offices.
The Company currently operates three divisions: Commercial Banking, Capital Bank Home Loans, and OpenSky™. The Company reports its activities in four business segments: commercial banking; mortgage lending; credit cards; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with GAAP, and conform to general practices within the banking industry.
Our Commercial Banking division accounts for the majority of the Bank’s total assets. Our commercial bankers endeavor to provide quality service, customized solutions and tailored advice to commercial clients in our operating markets, primarily in the Washington, D.C. and Baltimore metropolitan areas.

Our Capital Bank Home Loans (“CBHL”) division originates conventional and government-guaranteed residential mortgage loans on a nationwide basis primarily for sale into the secondary market and, in certain circumstances, for the Bank’s loan portfolio.
Our OpenSky™ division provides secured, partially secured and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. OpenSky™ cards operate on a digital and mobile enabled platform with almost all marketing and application procedures being conducted through website and mobile applications. For the secured credit card, a deposit equal to the full credit limit of the card is made, upon account opening, into a noninterest-bearing demand account with the Bank and the deposit is required to be maintained throughout the life of the card. Using our proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), OpenSky™ also offers certain existing customers an unsecured line supplementary to their secured line of credit.
Capital
As of March 31, 2024, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure that our level of capital remains strong.
Pending Acquisition of Integrated Financial Holdings, Inc.
On March 27, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with IFHI, pursuant to which IFHI will merge with and into the Company (the “Merger”), with the Company surviving the Merger. Following the Merger, IFHI’s wholly-owned bank subsidiary, West Town Bank & Trust, will be merged with and into Capital Bank, with Capital Bank as the surviving institution. West Town Bank & Trust provides banking services through its full-service office located in North Riverside, Illinois and is a nationwide lender in government guaranteed lending across both U.S. Department of Agriculture (“USDA”) and U.S. Small Business Administration (“SBA”) government guaranteed lending. IFHI is also the parent company of Windsor Advantage, LLC, a loan service provider that offers community banks and credit unions with a comprehensive outsourced SBA 7(a) and USDA lending platform.
In accordance with the terms of the Merger Agreement, IFHI’s shareholders will have the right to receive (i) 1.115 shares of the Company’s common stock, and (II) subject to certain adjustments, $5.36 in cash, as well as cash in lieu of fractional shares of the Company’s common stock. Closing of the transaction, which is expected to occur in the fourth quarter of 2024, is contingent upon shareholder approval and receipt of all necessary regulatory approvals, along with the satisfaction of other customary closing conditions. IFHI is headquartered in Raleigh, North Carolina with $548 million in total assets, $400 million in gross loans and $436 million in total deposits as of December 31, 2023. IFHI operates one banking office located in North Riverside, Illinois.
Results of Operations
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
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2024	2023	% Change
(in thousands)
Interest income	$48,369	$43,416	11.4%
Interest expense	13,361	8,929	49.6%
Net interest income	35,008	34,487	1.5%
Provision for credit losses	2,727	1,660	64.3%
Provision for (release of) credit losses on unfunded commitments	142	(19)
Net interest income after provision	32,139	32,846	(2.2)%
Noninterest income	5,972	6,026	(0.9)%
Noninterest expenses	29,487	26,222	12.5%
Net income before income taxes	8,624	12,650	(31.8)%
Income tax expense	2,062	2,915	(29.3)%
Net income	$6,562	$9,735	(32.6)%
Net income for the three months ended March 31, 2024 was $6.6 million, compared to net income of $9.7 million for the same period in 2023, a 32.6% decrease. Net income, as adjusted (non-GAAP, excluding merger-related expenses), was $7.1 million for the three months ended March 31, 2024. Net interest income increased by $0.5 million, or 1.5%, to $35.0 million when comparing the three months ended March 31, 2024 to the three months ended March 31, 2023, primarily due to increased average balances of $174.7 million in portfolio loans partially offset by significant increases in the cost of funding. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
The provision for credit losses for the three months ended March 31, 2024 was $2.7 million, an increase of $1.1 million from the same period in 2023. Net charge-offs for the three months ended March 31, 2024 were $2.0 million, or 0.41% on an annualized basis of average portfolio loans, compared to $2.6 million, or 0.61% on an annualized basis of average loans for the same period in 2023. Of the $2.0 million in net charge-offs during the quarter, $1.2 million related to secured and partially secured cards in the credit card portfolio and $0.5 million related to unsecured cards.
For the three months ended March 31, 2024, noninterest income of $6.0 million decreased $0.1 million, or 0.9%, from the same period in 2023. Credit card fees of $3.9 million decreased $0.3 million primarily related to lower interchange and other fee income.

Noninterest expense was $29.5 million for the three months ended March 31, 2024, as compared to $26.2 million for the three months ended March 31, 2023. The change includes increases in advertising expense of $1.5 million, merger-related expenses of $0.7 million, other operating expense of $0.5 million, occupancy and equipment expenses of $0.4 million, salaries and employee benefits expenses of $0.4 million and data processing expense of $0.2 million, partially offset by a decrease in professional fees of $0.4 million.
Net Interest Income and Net Margin Analysis
Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Interest earning assets are composed primarily of loans, loans held for sale, investment securities, and interest-bearing deposits with banks. The cost of funds represents interest expense on deposits and borrowings, which consist of federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”) and subordinated notes. Noninterest-bearing deposits and capital also provide sources of funding.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three months ended March 31, 2024 and 2023. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$84,531	$1,049	4.99%	$62,566	$615	3.99%
Federal funds sold	56	1	7.18	2,054	18	3.62
Investment securities	233,231	1,251	2.16	274,685	1,377	2.03
Restricted investments	4,601	77	6.73	7,346	130	7.17
Loans held for sale	4,872	83	6.85	4,695	77	6.65
Portfolio loans receivable(2)(3)	1,927,372	45,908	9.58	1,752,638	41,199	9.53
Total interest earning assets	2,254,663	48,369	8.63	2,103,984	43,416	8.37
Noninterest earning assets	44,571			40,265
Total assets	$2,299,234			$2,144,249

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$183,217	$110	0.24%	$186,184	$70	0.15%
Savings	4,841	1	0.08	6,502	1	0.05
Money market accounts	682,414	7,136	4.21	604,864	4,587	3.08
Time deposits	449,963	5,586	4.99	319,449	3,096	3.93
Borrowed funds	58,963	528	3.60	118,379	1,175	4.02
Total interest-bearing liabilities	1,379,398	13,361	3.90	1,235,378	8,929	2.93
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	23,820			22,355
Noninterest-bearing deposits	637,124			654,025
Stockholders’ equity	258,892			232,491
Total liabilities and stockholders’ equity	$2,299,234			$2,144,249

Net interest spread			4.73%			5.44%
Net interest income		$35,008			$34,487
Net interest margin(4)			6.24%			6.65%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended March 31, 2024 and 2023, collectively, portfolio loans yield excluding credit card loans was 6.96% and 6.30%, respectively.
(4)For the three months ended March 31, 2024 and 2023, collectively, credit card loans accounted for 239 and 284 basis points of the reported net interest margin, respectively.

The net interest margin decreased 41 basis points to 6.24% for the three months ended March 31, 2024 from the same period in 2023 as interest income on credit cards decreased $1.4 million. Net interest margin, excluding credit card loans, increased to 3.85% for the three months ended March 31, 2024, compared to 3.81% for the same period in 2023. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the three months ended March 31, 2024, average interest earning assets increased $150.7 million, or 7.2%, to $2.3 billion as compared to the same period in 2023, and the average yield on interest earning assets increased to 8.63%, a 26 basis point increase from 8.37%. Compared to the same period in the prior year, average interest-bearing liabilities increased $144.0 million, or 11.7%, and the average cost of interest-bearing liabilities increased to 3.90%, a 97 basis point increase from 2.93%.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31, 2024
	Compared to
	March 31, 2023
	Change Due To		Interest Variance
(in thousands)	Volume	Rate
Interest Income:
Interest-bearing deposits	$278	$156	$434
Federal funds sold	(36)	19	(17)
Investment securities available for sale	(215)	89	(126)
Restricted investments	(45)	(8)	(53)
Loans held for sale	4	2	6
Portfolio loans receivable excluding credit card loans	3,334	2,727	6,061
Credit card loans	(571)	(781)	(1,352)
Total interest income	2,749	2,204	4,953

Interest Expense:
Interest-bearing demand accounts	(2)	42	40
Savings	—	—	—
Money market accounts	812	1,737	2,549
Time deposits	1,648	842	2,490
Borrowed funds	(520)	(127)	(647)
Total interest expense	1,938	2,494	4,432
Net interest income	$811	$(290)	$521

Total interest income was impacted by the effect of increases in market interest rates and growth in average balances when comparing the three months ended March 31, 2024 to the same period in 2023. The loan portfolio, excluding credit cards, continued to experience growth through the three months ended March 31, 2024, which contributed an additional $6.1 million in interest income. On a standalone basis, interest income attributable to the credit card portfolio decreased by $1.4 million when comparing the three months ended March 31, 2024 to the three months ended March 31, 2023, as credit card loan balances and corresponding late charges declined. Increased interest rates also contributed $2.5 million to increased interest expense, including $1.7 million from increased rates on money market accounts comparing the three months ended March 31, 2024 to the prior year, substantially offsetting the increase in total interest income. The increase in the amount of time deposits contributed an additional $1.6 million to the increase in interest expense.
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. The amount for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses, forecasted cash flows, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. For a description of the factors taken into account by our management in determining the ACL, see Note 1 “Nature of Business and Basis of Presentation” to the “Notes to Unaudited Consolidated Financial Statements.”
For the three months ended March 31, 2024, the provision for credit losses was $2.7 million, an increase of $1.1 million from the same period in 2023. Net charge-offs for the three months ended March 31, 2024 were $2.0 million, or 0.41% on an annualized basis of average portfolio loans, compared to $2.6 million, or 0.61% on an annualized basis of average portfolio loans for the same period in 2023. Of the $2.0 million in net charge-offs during the quarter, $1.2 million related to secured and partially secured cards in the credit card portfolio and $0.5 million related to unsecured cards.
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
The ACL as a percent of portfolio loans was 1.49% at March 31, 2024 as compared to 1.50% at December 31, 2023. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at March 31, 2024 in “Financial Condition - Allowance for Credit Losses.”
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
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2024	2023	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$207	$229	(9.6)%
Credit card fees	3,881	4,210	(7.8)
Mortgage banking revenue	1,453	1,155	25.8
Other income	431	432	(0.2)
Total noninterest income	$5,972	$6,026	(0.9)%
For the three months ended March 31, 2024, credit card fees of $3.9 million declined by $0.3 million as compared to the three months ended March 31, 2023, primarily related to lower interchange and other fee income. Mortgage banking revenue increased $0.3 million for the three months ended March 31, 2024 due to an increase in home loan sales as compared to the prior year.
The Bank’s CBHL division experienced an increase of 17.2% in mortgage originations during the three months ended March 31, 2024 when compared to the same period in the prior year. Origination volumes increased $7.6 million, to $52.1 million, in the first quarter of 2024, when compared to

$44.4 million in the first quarter of 2023. Gain on sale margins increased from 3.02% for the three months ended March 31, 2023, to 3.07% for the three months ended March 31, 2024.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $1.0 million at March 31, 2024 and December 31, 2023. The Bank did not repurchase any loans during the three months ended March 31, 2024 or 2023. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2024	2023	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$12,907	$12,554	2.8%
Occupancy and equipment	1,613	1,213	33.0
Professional fees	1,947	2,374	(18.0)
Data processing	6,761	6,530	3.5
Advertising	2,032	517	293.0
Loan processing	371	349	6.3
Foreclosed real estate expenses, net	1	6
Merger-related expenses	712	—
Operational losses	931	964	(3.4)
Other operating	2,212	1,715	29.0
Total noninterest expenses	$29,487	$26,222	12.5
Noninterest expense was $29.5 million for the three months ended March 31, 2024, as compared to $26.2 million for the three months ended March 31, 2023, an increase of $3.3 million. The change includes increases in advertising expense of $1.5 million, merger-related expenses of $0.7 million, other operating expense of $0.5 million, occupancy and equipment expenses of $0.4 million, salaries and employee benefits expenses of $0.4 million and data processing expense of $0.2 million, partially offset by a decrease professional fees of $0.4 million.
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
Income tax expense was $2.1 million for the three months ended March 31, 2024 compared to $2.9 million for the three months ended March 31, 2023. Our effective tax rates increased from 23.0% for the three months ended March 31, 2023 to 23.9% for the three months ended March 31, 2024, primarily attributable to the application of differing state income tax rates.
Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Total assets	$2,324,238	$2,226,176	$98,062	4.4%
Investment securities available for sale	202,254	208,329	(6,075)	(2.9)
Mortgage loans held for sale	10,303	7,481	2,822	37.7
Portfolio loans receivable, net of deferred fees and costs	1,964,525	1,903,288	61,237	3.2
Allowance for credit losses	29,350	28,610	740	2.6
Deposits	2,005,695	1,895,996	109,699	5.8
FHLB borrowings	22,000	22,000	—	—
Other borrowed funds	12,062	27,062	(15,000)	(55.4)
Total stockholders’ equity	259,465	254,860	4,605	1.8
Tangible common equity (1)	259,465	254,860	4,605	1.8
Equity to total assets at end of period	11.16%	11.45%		(2.5)
Weighted average number of basic shares outstanding	13,919	13,897		0.2
Weighted average number of diluted shares outstanding	13,919	13,989		(0.5)
Common shares outstanding	13,890	13,923		(0.2)
Book value per share	18.68	18.31		2.0
Tangible book value per share (1)	18.68	18.31		2.0
Dividends per share	0.08	0.08		0.0
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at March 31, 2024 increased $98.1 million from the balance at December 31, 2023. Net portfolio loans, which exclude mortgage loans held for sale, totaled $2.0 billion as of March 31, 2024, an increase of $61.2 million, or 3.2%, from $1.9 billion at December 31, 2023. Mortgage loans held for sale increased $2.8 million, or 37.7%, when comparing the period end balances at March 31, 2024 to December 31, 2023.
Investment Securities
The Company uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held to maturity or available for sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available for sale and carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. As of March 31, 2024, all securities were classified as available for sale.
To supplement interest income earned on our loan portfolio, the Company invests in U.S. Treasuries, high-quality mortgage-backed securities, government agency bonds, asset-backed securities and high-

quality municipal and corporate bonds. The asset-backed securities are comprised of student loan collateral issued by the Federal Family Education Loan Program, which includes a minimum of a 97% government repayment guarantee, as well as additional support in excess of the government guaranteed portion.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at March 31, 2024 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
March 31, 2024	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$29,962	1.17%	$90,683	1.28%	$20,702	1.47%	$—	—%	$141,347	$128,683	1.28%
Municipal	—	—	898	4.89	2,959	4.38	7,842	1.94	11,699	9,254	2.78
Corporate	—	—	—	—	5,000	4.31	—	—	5,000	4,457	4.31
Asset-backed securities	—	—	—	—	—	—	6,601	6.44	6,601	6,581	6.44
Mortgage-backed securities	—	—	29,304	4.84	13,748	2.92	12,494	3.33	55,546	53,279	4.03
Total	$29,962	1.17%	$120,885	2.17%	$42,409	2.48%	$26,937	3.69%	$220,193	$202,254	2.31%
As described in Note 4 - “Investment Securities” in the “Notes to Unaudited Consolidated Financial Statements,” at March 31, 2024 management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available for sale debt securities in an unrealized loss position at March 31, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of March 31, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 82% of the portfolio; AA+ – 8%; AA – 10%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of March 31, 2024.

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
Residential Real Estate Loans. One-to-four family mortgage loans are primarily secured by owner-occupied primary and secondary residences and, to a lesser extent, investor-owned residences. Residential loans are originated through the commercial sales teams and CBHL division. Residential loans also include home equity lines of credit. Owner-occupied residential real estate loans usually have fixed rates for five or seven years and adjust on an annual basis after the initial term based on a typical maturity of 30 years. Investor residential real estate loans are generally based on 25-year terms with a balloon payment due after five years. Generally, the required minimum debt service coverage ratio is 115%.
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $14.8 million as of March 31, 2024 and $14.1 million as of December 31, 2023, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $13.5 million as of March 31, 2024 and $11.1 million as of December 31, 2023, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. As of March 31, 2024, there were approximately $330.8 million of owner-occupied commercial real estate loans, representing approximately 16.8% of the loan portfolio as compared to $307.9 million, or 16.1% of the loan portfolio at December 31, 2023. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders, primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through its CBHL division. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties, although exceptions are sometimes made. The Company performs a stress test of the construction loan portfolio at least once a year, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored against the original underwriting guidelines for construction milestones and completion timelines.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $85.7 million and $95.3 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of March 31, 2024 and December 31, 2023, respectively. Unsecured balances were $28.5 million and $30.8 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. There were no loans purchased with credit deterioration during the three months ended March 31, 2024 or the three months ended March 31, 2023.
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

	As of March 31, 2024
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$117,022	$214,444	$84,788	$160,858	$577,112
Commercial	139,066	328,608	263,302	3,040	734,016
Construction	240,309	49,457	2,550	—	292,316
Commercial and Industrial	83,345	74,197	79,978	17,057	254,577
Credit card	111,898	—	—	—	111,898
Other consumer	206	300	232	—	738
Total portfolio loans, gross	$691,846	$667,006	$430,850	$180,955	$1,970,657

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$267,521	$192,569	$460,090
Commercial			377,881	217,069	594,950
Construction			5,721	46,286	52,007
Commercial and Industrial			97,497	73,735	171,232
Other consumer			508	24	532
Total portfolio loans, gross			$749,128	$529,683	$1,278,811
Multi-family loans totaled $153.4 million at March 31, 2024 and are included in the real estate residential loan category. At March 31, 2024, the Company has approximately $52.2 million in multi-family loans in the District of Columbia with tenants that could have some form of rent stabilization or rent control. Under the Rent Control Act in the District of Columbia, properties built prior to 1975 limit rent increases to no more than annually unless a unit becomes vacant, and increases are generally limited to the Consumer Price Index plus 2% not to exceed 10%. Further, there must be at least 30 days’ notice of rent increase. The Company does not have any multi-family loans in New York City or New York state.
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of March 31, 2024
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$153,400	$1,826	47.3%	Not Applicable	7.8%

Retail	$111,775	$1,471	50.0%	29.6%	5.7%
Mixed use	93,393	1,197	47.6%	24.8%	4.7%
Industrial	62,450	1,135	46.8%	16.6%	3.2%
Hotel	60,436	3,555	44.6%	16.0%	3.1%
Office	11,812	492	52.9%	3.1%	0.6%
Other(2)	37,358	1,624	42.3%	9.9%	1.9%
Total non-owner-occupied commercial real estate loans	$377,224	$1,382	47.3%	100.0%	19.1%
Total portfolio loans, gross	$1,970,657
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of March 31, 2024
(in thousands)	2024	2025	2026	2027	2028 and Onwards	Total
Loan type:
Multi-family	$7,621	$8,638	$17,648	$21,563	$40,388	$95,858

Retail	$16,090	$852	$11,329	$18,556	$26,553	$73,380
Mixed use	8,461	3,818	22,406	9,296	18,733	62,714
Industrial	2,123	8,265	7,619	9,615	12,251	39,873
Hotel	3,618	—	—	3,594	21,045	28,257
Office	845	1,985	573	3,041	1,835	8,279
Other	8,817	1,003	4,922	2,467	2,697	19,906
Total fixed rate non-owner-occupied commercial real estate loans	$39,954	$15,923	$46,849	$46,569	$83,114	$232,409
Owner-occupied commercial real estate loans

	As of March 31, 2024
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$79,066	$1,198	47.4%	23.9%	4.0%
Office	43,209	635	47.0%	13.1%	2.2%
Retail	43,688	794	54.2%	13.2%	2.2%
Mixed use	17,763	935	62.4%	5.4%	0.9%
Other(3)	147,114	3,269	57.6%	44.4%	7.5%
Total owner-occupied commercial real estate loans	$330,840	$1,308	53.6%	100.0%	16.8%
Total portfolio loans, gross	$1,970,657

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of March 31, 2024
(in thousands)	2024	2025	2026	2027	2028 and Onwards	Total
Loan type:
Industrial	$5,575	$—	$10,141	$7,381	$34,696	$57,793
Office	143	2,867	860	2,282	26,515	32,667
Retail	6,037	1,030	1,023	5,862	20,368	34,320
Mixed use	—	—	1,116	901	10,796	12,813
Other	25,850	2,540	22,249	10,465	26,769	87,873
Total fixed rate owner-occupied commercial real estate loans	$37,605	$6,437	$35,389	$26,891	$119,144	$225,466
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include a land loan of $8.9 million, skilled nursing loans of $9.9 million, special purpose loans of $6.4 million, and other loans of $12.2 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $56.9 million, skilled nursing loans of $62.3 million, and other loans of $27.9 million.

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
At March 31, 2024, the recorded investment in individually assessed loans was $14.4 million, requiring a specific reserve of $0.9 million. At December 31, 2023, the recorded investment in individually assessed loans was $16.0 million, requiring a specific reserve of $0.4 million. The $16.0 million of individually assessed loans at December 31, 2023 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2023. During the three months ended March 31, 2024 the near complete resolution of a single nonperforming asset from $7.6 million at December 31, 2023 to $0.6 million at March 31, 2024 was partially offset by a $5.4 million increase in nonperforming assets comprised of $2.4 million of residential real estate secured loans and $3.0 million of non-owner-occupied commercial real estate loans that the Company is proactively managing toward resolution.
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

The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Real estate:
Residential	1.03%	0.96%	1.17%	1.99%	88%	48%
Commercial	1.51	1.51	0.42	0.09	363	1,773
Construction	0.79	0.78	1.33	1.13	59	69
Commercial and Industrial	1.57	1.84	0.26	0.32	600	569
Credit card	5.35	4.94	—	—	—	—
Other consumer	1.36	1.26	—	—	—	—
Total	1.49%	1.50%	0.74%	0.84%	204%	178%

Total charge-offs for the quarters ended March 31, 2024 and March 31, 2023 were primarily due to credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. Commercial and industrial loans experienced net charge-offs for the quarter ended March 31, 2024 of $0.1 million. Residential real estate loans experienced net charge-offs for the quarter ended March 31, 2024 of $0.2 million. There were $0.9 million charge-offs for the commercial real estate loan portfolio for the quarter ended March 31, 2023. The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three Months Ended March 31,
	2024			2023
(in thousands)	Net Charge-offs (Recoveries)	Average Loans	Percent of average portfolio loans(1)	Net Charge-offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$225	$572,665	—%	$—	$508,267	—%
Commercial	—	706,880	—	943	665,310	0.56
Construction	—	295,836	—	—	247,191	—
Commercial and Industrial	98	238,514	0.17	(10)	211,399	(0.02)
Credit card	1,664	110,483	6.06	1,699	115,852	5.82
Other consumer	—	2,994	—	—	2,520	—
Total	$1,987	$1,927,372	0.41%	$2,632	$1,750,539	0.60%
_____________
(1)    Annualized.

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

	March 31, 2024		December 31, 2023
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,926	20%	$5,518	19%
Commercial	11,123	38%	10,316	36%
Construction	2,299	8%	2,271	8%
Commercial and Industrial	4,002	14%	4,406	16%
Credit card	5,990	20%	6,087	21%
Other consumer	10	—%	12	—%
Total allowance for credit losses	$29,350	100%	$28,610	100%
_______________
(1)Loan category as a percentage of total portfolio loans.

Total Liabilities
Total liabilities at March 31, 2024 increased $93.5 million from December 31, 2023, primarily due to growth in the deposit portfolio of $109.7 million, partially offset by a $15.0 million reduction in other borrowed funds.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial and business banking officers. Our credit card customers are a significant source of low cost deposits. As of March 31, 2024 and December 31, 2023, our credit card customers accounted for $171.8 million and $173.9 million, or 25.8% and 28.2%, respectively, of our total noninterest-bearing deposit balances.
Major categories of interest-bearing deposits are as follows:

Interest-Bearing Deposits
(in thousands)	March 31, 2024	December 31, 2023
Interest-bearing demand accounts	$193,963	$199,308
Savings	4,525	5,211
Money markets	678,435	663,129
Brokered time deposits	160,641	142,356
Other time deposits	302,319	268,619
Total Interest-bearing deposits	$1,339,883	$1,278,623

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2024		For the Year Ended December 31, 2023
	Average Balance	Average Rate(1)	Average Balance	Average Rate
(in thousands)
Interest-bearing demand accounts	$183,217	0.24%	$201,194	0.15%
Savings	4,841	0.08	5,768	0.14
Money market accounts	682,414	4.21	642,013	3.66
Time deposits	449,963	4.99	360,464	4.39
Total interest-bearing deposits	1,320,435	3.91	1,209,439	3.28
Noninterest-bearing demand accounts	637,124		655,013
Total deposits	$1,957,559	2.64%	$1,864,452	2.13%
_____________
(1)    Annualized.

Deposit costs increased 51 basis points during the three months ended March 31, 2024 owing in large part to a series of interest rate increases implemented by the Federal Reserve beginning in early 2022 and the corresponding move from savings accounts to higher rate money market accounts and time deposits. In addition, average noninterest-bearing deposit balances decreased $17.9 million when compared to December 31, 2023, largely due to the decision by some depositors to move balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts.
The following table presents the maturities of our certificates of deposit as of March 31, 2024.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$13,625	$20,798	$42,709	$44,465	$121,597
Less than $250,000	172,969	64,487	97,383	6,524	341,363
Total	$186,594	$85,285	$140,092	$50,989	$462,960
At March 31, 2024, the Company had $463.0 million in total time deposits, an increase of $52.0 million from December 31, 2023. Total brokered time deposits of $160.6 million at March 31, 2024 increased $18.3 million from $142.4 million at December 31, 2023. Total brokered time deposits as a percentage of total deposits was 8.0% at March 31, 2024.
As of March 31, 2024 and December 31, 2023, based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $855.7 million or 42.7% and $789.4 million or 41.6%, respectively, of the deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of March 31, 2024, these deposits represented 9% and 13% of deposits, respectively. As of December 31, 2023, these concentrations were 9% and 12% of deposits.

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2024, approximately $544.1 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $469.7 million. As of March 31, 2024, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2024, we had $22.0 million in outstanding advances and $447.7 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At March 31, 2024, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At March 31, 2024, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 bps) plus 187 basis points, payable quarterly. As of March 31, 2024, the rate for the Floating Rate Debentures was 7.52%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $17.9 million as of March 31, 2024. Certain commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). As of March 31, 2024 participation in the BTFP has concluded and the Company has no outstanding balances under the BTFP at March 31, 2024.
The Company also has available lines of credit of $76.0 million with other correspondent banks at March 31, 2024, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at March 31, 2024.
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
As of March 31, 2024, we had $447.7 million of available borrowing capacity from the FHLB, $17.9 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program and available lines of credit of $76.0 million with other correspondent banks. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $202.3 million at March 31, 2024. Cash and cash equivalents were $85.2 million at March 31, 2024.
Capital Resources
Stockholders’ equity increased $4.6 million for the period ended March 31, 2024 compared to December 31, 2023 largely due to net income of $6.6 million for the three months ended March 31, 2024. Shares repurchased during the three months ended March 31, 2024 as part of the Company’s stock repurchase program totaled 67,869 shares at an average price of $20.62, for a total cost of $1.4 million including commissions.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available for sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available for sale debt securities, net of deferred income tax, amounted to $13.6 million at March 31, 2024 and $13.1 million at December 31, 2023. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available for sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 4 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available for sale for credit losses at March 31, 2024.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 11.16% at March 31, 2024 and 11.45% at December 31, 2023.

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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "Risks Related to the Regulation of Our Industry” in Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$275,161	11.87%	$92,689	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	275,161	15.03	109,860	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	273,099	14.92	82,395	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	308,140	16.83	146,480	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$233,517	10.29%	$90,755	4.00%	$113,444	5.00%
Tier 1 capital (to risk-weighted assets)	233,517	13.10	106,941	6.00	142,588	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	233,517	13.10	80,206	4.50	115,852	6.50
Total capital ratio (to risk-weighted assets)	255,887	14.36	142,588	8.00	178,234	10.00

December 31, 2023
The Company
Tier 1 leverage ratio (to average assets)	$270,019	12.14%	$89,004	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,019	15.55	104,175	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	267,957	15.43	78,132	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	301,817	17.38	138,900	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$228,794	10.51%	$87,068	4.00%	$108,835	5.00%
Tier 1 capital (to risk-weighted assets)	228,794	13.56	101,251	6.00	135,001	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	228,794	13.56	75,938	4.50	109,688	6.50
Total capital ratio (to risk-weighted assets)	249,984	14.81	135,001	8.00	168,751	10.00
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

	As of March 31, 2024	As of December 31, 2023
(in thousands)
Unfunded lines of credit	$388,505	$336,472
Letters of credit	4,641	4,641
Commitment to fund other investments	3,874	3,874
Total credit extension commitments	$397,020	$344,987
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

Earnings Metrics, as Adjusted	Quarter Ended
(in thousands except per share data)	March 31, 2024	March 31, 2023

Net Income	$6,562	$9,735
Add: Merger-Related Expenses, net of tax	538	—
Net Income, as Adjusted	$7,100	$9,735

Weighted average common shares - Diluted	13,919	14,272
Earnings per share - Diluted	$0.47	$0.68
Earnings per share - Diluted, as Adjusted	$0.51	$0.68

Average Assets	$2,299,234	$2,144,249
Return on Average Assets(1)	1.15%	1.84%
Return on Average Assets, as Adjusted(1)	1.24%	1.84%

Average Equity	$258,892	$232,491
Return on Average Equity(1)	10.19%	16.98%
Return on Average Equity, as Adjusted(1)	11.03%	16.98%

Net Interest Income	$35,008	$34,487
Noninterest Income	5,972	6,026
Total Revenue	$40,980	$40,513
Noninterest Expense	29,487	26,222
Efficiency Ratio(2)	71.95%	64.72%

Noninterest Expense	$29,487	$26,222
Less: Merger-Related Expenses	712	—
Noninterest Expense, as Adjusted	$28,775	$26,222
Efficiency Ratio, as Adjusted(2)	70.22%	64.72%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Net Interest Margin, as Adjusted	Quarter Ended
(in thousands)	March 31, 2024	March 31, 2023

Net Interest Income	$35,008	$34,487
Less: Credit Card Loan Income	14,457	15,809
Net Interest Income, as Adjusted	$20,551	$18,678
Average Interest Earning Assets	2,254,663	2,103,984
Less: Average Credit Card Loans	110,483	115,850
Total Average Interest Earning Assets, as Adjusted	$2,144,180	$1,988,134
Net Interest Margin, as Adjusted	3.85%	3.81%

Portfolio Loans Receivable Yield, as Adjusted	Quarter Ended
(in thousands)	March 31, 2024	March 31, 2023

Portfolio Loans Receivable Interest Income	$45,908	$41,199
Less: Credit Card Loan Income	14,457	15,809
Portfolio Loans Receivable Interest Income, as Adjusted	$31,451	$25,390
Average Portfolio Loans Receivable	1,927,372	1,752,638
Less: Average Credit Card Loans	110,483	115,850
Total Average Portfolio Loans Receivable, as Adjusted	$1,816,889	$1,636,788
Portfolio Loans Receivable Yield, as Adjusted	6.96%	6.29%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Quarter Ended
(in thousands)	March 31, 2024	March 31, 2023

Net Income	$6,562	$9,735
Add: Income Tax Expense	2,062	2,915
Add: Provision for Credit Losses	2,727	1,660
Add: Provision for (Release of) Credit Losses on Unfunded Commitments	142	(19)
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$11,493	$14,291

PPNR, as Adjusted	Quarter Ended
(in thousands)	March 31, 2024	March 31, 2023

Net Income	$6,562	$9,735
Add: Income Tax Expense	2,062	2,915
Add: Provision for Credit Losses	2,727	1,660
Add: Provision for (Release of) Credit Losses on Unfunded Commitments	142	(19)
Add: Merger-Related Expenses	712	—
PPNR, as Adjusted	$12,205	$14,291

Allowance for Credit Losses to Total Portfolio Loans	Quarter Ended
(in thousands)	March 31, 2024	March 31, 2023

Allowance for Credit Losses	$29,350	$26,216
Total Loans	1,964,525	1,788,146
Allowance for Credit Losses to Total Portfolio Loans	1.49%	1.47%

Nonperforming Assets to Total Assets	Quarter Ended
(in thousands)	March 31, 2024	March 31, 2023

Total Nonperforming Assets	$14,361	$16,293
Total Assets	2,324,238	2,245,286
Nonperforming Assets to Total Assets	0.62%	0.73%

Nonperforming Loans to Total Portfolio Loans	Quarter Ended
(in thousands)	March 31, 2024	March 31, 2023

Total Nonperforming Loans	$14,361	$16,293
Total Portfolio Loans	1,964,525	1,788,146
Nonperforming Loans to Total Portfolio Loans	0.73%	0.91%

Net Charge-offs to Average Portfolio Loans	Quarter Ended
(in thousands)	March 31, 2024	March 31, 2023

Total Net Charge-offs	$1,988	$2,633
Total Average Portfolio Loans	1,927,372	1,752,638
Net Charge-offs to Average Portfolio Loans, annualized	0.41%	0.61%

Tangible Book Value per Share	Quarter Ended
(in thousands, except per share amounts)	March 31, 2024	March 31, 2023

Total Stockholders' Equity	$259,465	$234,517
Less: Preferred Equity	—	—
Less: Intangible Assets	—	—
Tangible Common Equity	$259,465	$234,517
Period End Shares Outstanding	13,889,563	14,082,657
Tangible Book Value per Share	$18.68	$16.65

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

INTEREST SENSITIVITY GAP

March 31, 2024	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$797,489	$101,176	$297,095	$1,195,760	$779,068	$1,974,828
Securities	4,538	3,124	45,457	53,119	153,576	206,695
Interest-bearing deposits at other financial institutions	72,787	—	—	72,787	—	72,787
Federal funds sold	56	—	—	56	—	56
Total earning assets	$874,870	$104,300	$342,552	$1,321,722	$932,644	$2,254,366

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$13,304	$26,607	$119,732	$159,643	$717,280	$876,923
Time deposits	72,540	114,054	225,377	411,971	50,989	462,960
Total interest-bearing deposits	85,844	140,661	345,109	571,614	768,269	1,339,883
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest-bearing liabilities	$85,844	$140,661	$345,109	$571,614	$802,331	$1,373,945

Period gap	$789,026	$(36,361)	$(2,557)	$750,108	$130,313	$880,421
Cumulative gap	789,026	752,665	750,108	750,108	880,421
Ratio of cumulative gap to total earning assets	35.00%	33.39%	33.27%	33.27%	39.05%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2024:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2024	(0.8)%	(2.4)%	(2.9)%	(1.7)%	0.0%	1.6%	3.2%	4.7%	6.3%
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
The following table illustrates the results of our EVE analysis as of March 31, 2024.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2024	(9.0)%	(4.3)%	(1.3)%	(0.3)%	0.0%	(0.5)%	(1.5)%	(2.1)%	(2.8)%

Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter of 2024, additional controls were put into place or enhanced to improve the effectiveness of the Company’s internal controls over the allowance for credit losses. These include process controls around model validation and allowance output review.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any material legal proceedings.
Item 1A. RISK FACTORS.
Other than the additional risk factors referenced below, there are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and those referenced in other reports on file with the SEC.
Risks Related to the Proposed Merger
We expect to continue to incur substantial costs related to the merger and integration.
We have incurred and will continue to incur substantial costs in connection with the proposed merger with IFHI. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. While we have attempted to accurately forecast these costs, factors that are beyond our control or that we have failed to accurately estimate could result in us incurring future charges in excess of our current estimates. These charges could be material and could materially adversely affect our future earnings. If the merger is not completed, we will have incurred these expenses without realizing the expected benefits of the merger.
Failure to complete the proposed merger could negatively impact the Company.
If the merger with IFHI is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, the benefits from which may not be realized. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against us to perform obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $3,000,000 to IFHI.
The proposed integration of the Company and IFHI may be more difficult, costly or time consuming than expected and the Company may fail to realize the anticipated benefits of the proposed merger.
The success of the proposed merger will depend, in part, on the ability to realize the anticipated growth opportunities and cost savings from combining the businesses of the Company and IFHI. To realize the anticipated benefits and cost savings from the proposed merger, we must successfully integrate and combine the businesses of the Company and IFHI in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, or if we have failed to accurately estimate the anticipated benefits of the proposed merger, the anticipated benefits may not be realized fully or at all, they may take longer to realize than expected, and we may incur additional unforeseen expenses.
The integration process could result In the loss of key employees, diversion of management’s attention and resources, the disruption of the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees.
We will be subject to business uncertainties and contractual restrictions while the proposed merger with IFHI is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect our ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of IFHI. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
Our future results may suffer if we do not effectively manage our expanded operations.
As a result of the proposed merger, the size, scope, and complexity of our business would increase significantly beyond that of either the Company’s or IFHI’s business prior to the proposed merger. Our future success will depend, in part, upon our ability to manage and achieve the benefits we anticipate will be associated with this expanded business, challenges, including challenges related to the management and monitoring of new operations, and the associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, growth opportunities, revenue enhancements or other benefits currently anticipated.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended March 31, 2024.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock or 500,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). On April 13, 2023, the Company announced approval of up to an additional $5.0 million or 175,000 shares of Common Stock incremental to the July 2022 announcement. The program will expire on December 31, 2024. There were no stock repurchases by the Company under the repurchase program announced on July 25, 2022, prior to the quarter ended March 31, 2023. In connection with the pending acquisition of IFHI, the Company temporarily suspended repurchases under its stock program during the first quarter 2024.
During the three months ended March 31, 2024, the Company repurchased Common Stock under the stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	—	$—	475,346	$6,172,016
February 1, 2024 to February 29, 2024	46,820	20.77	522,166	5,199,517
March 1, 2024 to March 31, 2024	21,049	20.28	543,215	4,772,695

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. EXHIBITS.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated March 27, 2024, by and between the Company and Integrated Financial Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 1, 2024).

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended March 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: May 10, 2024	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By: /s/ Jay Walker
Name: Jay Walker
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

