Form 10-Q
period 2024-06-30
Capital Bancorp Inc
filed 2024-08-09
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2024         OR
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

As of August 7, 2024, the Company had 13,912,845 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands except share data)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$19,294	$14,513
Interest-bearing deposits at other financial institutions	117,160	39,044
Federal funds sold	57	407
Total cash and cash equivalents	136,511	53,964
Investment securities available for sale	207,917	208,329
Restricted investments	4,930	4,353
Loans held for sale	19,219	7,481
Portfolio loans receivable, net of deferred fees and costs	2,021,588	1,903,288
Less allowance for credit losses	(30,832)	(28,610)
Total portfolio loans held for investment, net	1,990,756	1,874,678
Premises and equipment, net	5,551	5,069
Accrued interest receivable	12,162	11,494
Deferred tax asset	12,150	12,252
Bank owned life insurance	38,414	37,711
Accounts receivable	1,336	1,055
Other assets	9,637	9,790
Total assets	$2,438,583	$2,226,176

Liabilities
Deposits
Noninterest-bearing	$684,574	$617,373
Interest-bearing	1,415,854	1,278,623
Total deposits	2,100,428	1,895,996
Federal Home Loan Bank advances	32,000	22,000
Other borrowed funds	12,062	27,062
Accrued interest payable	6,573	5,583
Other liabilities	19,666	20,675
Total liabilities	2,170,729	1,971,316

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 13,910,467 issued and outstanding at June 30, 2024; 13,922,532 issued and outstanding at December 31, 2023	139	139
Additional paid-in capital	55,005	54,473
Retained earnings	225,824	213,345
Accumulated other comprehensive loss	(13,114)	(13,097)
Total stockholders' equity	267,854	254,860
Total liabilities and stockholders' equity	$2,438,583	$2,226,176

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2024	2023	2024	2023
Interest income
Loans, including fees	$48,275	$42,991	$94,266	$84,266
Investment securities available for sale	1,308	1,266	2,559	2,643
Federal funds sold and other	1,032	823	2,159	1,587
Total interest income	50,615	45,080	98,984	88,496

Interest expense
Deposits	13,050	9,409	25,883	17,163
Borrowed funds	508	331	1,036	1,506
Total interest expense	13,558	9,740	26,919	18,669

Net interest income	37,057	35,340	72,065	69,827
Provision for credit losses	3,417	2,862	6,144	4,522
Provision for (release of) credit losses on unfunded commitments	104	—	246	(19)
Net interest income after provision for credit losses	33,536	32,478	65,675	65,324

Noninterest income
Service charges on deposits	200	245	407	474
Credit card fees	4,330	4,706	8,211	8,916
Mortgage banking revenue	1,990	1,332	3,443	2,487
Other income	370	404	801	836
Total noninterest income	6,890	6,687	12,862	12,713

Noninterest expenses
Salaries and employee benefits	13,272	12,143	26,179	24,697
Occupancy and equipment	1,864	1,536	3,477	2,749
Professional fees	1,769	2,608	3,716	4,982
Data processing	6,788	6,559	13,549	13,089
Advertising	2,072	2,646	4,104	3,163
Loan processing	476	660	847	1,009
Foreclosed real estate expenses, net	—	—	1	6
Merger-related expenses	83	—	795	—
Operational losses	782	1,206	1,713	2,170
Other operating	2,387	2,234	4,599	3,949
Total noninterest expenses	29,493	29,592	58,980	55,814
Income before income taxes	10,933	9,573	19,557	22,223
Income tax expense	2,728	2,255	4,790	5,170
Net income	$8,205	$7,318	$14,767	$17,053

Basic earnings per share	$0.59	$0.52	$1.06	$1.21
Diluted earnings per share	$0.59	$0.52	$1.06	$1.20

Weighted average common shares outstanding:
Basic	13,894,858	14,024,824	13,906,791	14,091,795
Diluted	13,894,858	14,058,928	13,906,791	14,209,910

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$8,205	$7,318	$14,767	$17,053

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	684	(2,799)	95	937
Income tax (expense) benefit relating to the items above	(164)	707	(112)	(237)
Other comprehensive income (loss)	520	(2,092)	(17)	700
Comprehensive income	$8,725	$5,226	$14,750	$17,753

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2022	14,138,829	$141	$58,190	$182,435	$(16,751)	$224,015
Cumulative effect adjustment due to adoption of the CECL standard	—	—	—	(29)	—	(29)
Net income	—	—	—	9,735	—	9,735
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	2,792	2,792
Stock options exercised, net of shares withheld for purchase price	63,064	1	782	(194)	—	589
Shares issued as compensation	28,081	—	585	(39)	—	546
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(850)	—	(850)
Shares repurchased and retired	(146,937)	(1)	(2,718)	—	—	(2,719)
Balance, March 31, 2023	14,083,037	$141	$57,277	$191,058	$(13,959)	$234,517
Net income	—	—	—	7,318	—	7,318
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(2,092)	(2,092)
Stock options exercised, net of shares withheld for purchase price	34,687	—	429	(6)	—	423
Shares issued as compensation	2,097	—	26	(37)	—	(11)
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(843)	—	(843)
Shares repurchased and retired	(138,407)	(1)	(2,314)	—	—	(2,315)
Balance, June 30, 2023	13,981,414	$140	$55,856	$197,490	$(16,051)	$237,435

Balance, December 31, 2023	13,922,532	$139	$54,473	$213,345	$(13,097)	$254,860
Net income	—	—	—	6,562	—	6,562
Unrealized loss on investment securities available for sale, net of income taxes	—	—	—	—	(537)	(537)
Stock options exercised, net of shares withheld for purchase price	10,171	—	146	(39)	—	107
Shares issued as compensation	24,729	—	537	(22)	—	515
Stock-based compensation	—	—	472	—	—	472
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,115)	—	(1,115)
Shares repurchased and retired	(67,869)	—	(1,399)	—	—	(1,399)
Balance, March 31, 2024	13,889,563	$139	$54,229	$218,731	$(13,634)	$259,465
Net income	—	—	—	8,205	—	8,205
Unrealized gain on investment securities available for sale, net of income taxes	—	—	—	—	520	520
Stock options exercised, net of shares withheld for purchase price	20,438	—	293	—	—	293
Shares issued as compensation	466	—	8	—	—	8
Stock-based compensation	—	—	475	—	—	475
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,112)	—	(1,112)
Balance, June 30, 2024	13,910,467	$139	$55,005	$225,824	$(13,114)	$267,854

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$14,767	$17,053
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	6,144	4,522
Provision for (release of) credit losses on unfunded commitments	246	(19)
(Release of) provision for mortgage put-back reserve, net	(73)	8
Net amortization (accretion) on investments	70	(21)
Premises and equipment depreciation	167	139
Lease asset amortization	134	105
Increase in cash surrender value of BOLI	(703)	(517)
Executive long-term incentive plan expense	285	145
Stock-based compensation expense	947	876
Director and employee compensation paid in Company stock	523	535
Deferred income tax benefit	(10)	(76)
Valuation allowance on derivatives	(20)	8
(Decrease) increase in valuation of loans held for sale carried at fair value	(5)	6
Proceeds from sales of loans held for sale	95,061	101,985
Originations of loans held for sale	(106,794)	(104,721)
Changes in assets and liabilities:
Accrued interest receivable	(668)	(666)
Taxes payable	167	(371)
Accounts receivable	(281)	14
Other assets	174	(761)
Accrued interest payable	990	1,998
Other liabilities	(1,635)	(1,483)
Net cash provided by operating activities	9,486	18,759

Cash flows from investing activities
Purchases of securities available for sale	(22,994)	—
Proceeds from calls and maturities of securities available for sale	23,431	44,975
Net (purchases) sales of restricted investments	(577)	3,559
Net increase in portfolio loans receivable	(122,222)	(111,592)
Net purchases of premises and equipment	(783)	(2,352)
Net cash used in investing activities	(123,145)	(65,410)

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	67,201	18,816
Interest-bearing deposits	137,231	157,473
Federal Home Loan Bank advances (repayments)	10,000	(85,000)
Other borrowed funds	(15,000)	—
Dividends paid	(2,227)	(1,693)
Repurchase of common stock	(1,399)	(5,034)
Net proceeds from exercise of stock options	400	1,012
Net cash provided by financing activities	196,206	85,574

Net increase in cash and cash equivalents	82,547	38,923

Cash and cash equivalents, beginning of year	$53,964	80,415

Cash and cash equivalents, end of period	$136,511	$119,338

Noncash investing and financing activities:
Change in unrealized gains on investments	$95	$937

Cash paid during the period for:
Taxes	$54	$5,581
Interest	$25,929	$16,671

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
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At June 30, 2024, Church Street Capital had loans totaling $7.1 million with a collectively assessed allowance for credit losses (“ACL”) of $184 thousand. Refer to Note 5 - “Portfolio Loans Receivable and Allowance for Credit Losses” to the “Notes to Unaudited Consolidated Financial Statements” for further discussion of the consolidated ACL.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Note 1 - Nature of Business and Basis of Presentation (continued)
basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our significant accounting policies during the three and six months ended June 30, 2024.
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
Subsequent events:
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. For further information on a subsequent event related to the Company’s quarterly dividend, refer to Note 10.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Pending Acquisition
Pending Acquisition of Integrated Financial Holdings, Inc.
On March 27, 2024, the Company and Integrated Financial Holdings, Inc., a North Carolina corporation (“IFHI”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and conditions thereof, IFHI will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. IFHI is a financial holding company based in Raleigh, North Carolina with total assets of approximately $548 million at December 31, 2023. IFHI is the holding company for West Town Bank & Trust, an Illinois state-chartered bank. West Town Bank & Trust provides banking services through its full-service office located in the greater Chicago area and is a nationwide lender in government guaranteed lending across both U.S. Department of Agriculture (“USDA”) and U.S. Small Business Administration (“SBA”) government guaranteed lending. IFHI is also the parent company of Windsor Advantage, LLC, a loan service provider that offers community banks and credit unions with a comprehensive outsourced SBA 7(a) and USDA lending platform. IFHI is registered with and supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve”). West Town Bank & Trust’s primary regulators are the Illinois Department of Financial and Professional Regulation and the FDIC. Following the Merger, West Town Bank & Trust, will merge with and into the Bank, with the Bank as the surviving bank.
During the three and six months ended June 30, 2024, the Company incurred merger-related expenses related to the planned acquisition of IFHI totaling $0.1 million and $0.8 million, respectively. The Merger is expected to close in the fourth quarter of 2024 subject to the approval of the Office of the Comptroller of the Currency, shareholder approval and the satisfaction of customary closing conditions.
Note 3 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that, due to economic conditions, reserve requirement ratios for all depository institutions would be reduced to zero percent effective March 26, 2020. The reserve requirement is still at zero percent as of June 30, 2024.
Note 4 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of securities available for sale at June 30, 2024 and December 31, 2023, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)

(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
U.S. Treasuries	$145,932	$18	$(12,087)	$—	$133,863
Municipal	11,699	—	(2,435)	—	9,264
Corporate	5,000	—	(498)	—	4,502
Asset-backed securities	6,115	20	(18)	—	6,117
Mortgage-backed securities	56,426	3	(2,258)	—	54,171
Total	$225,172	$41	$(17,296)	$—	$207,917

December 31, 2023
U.S. Treasuries	$161,420	$—	$(12,192)	$—	$149,228
Municipal	11,699	4	(2,331)	—	9,372
Corporate	5,000	—	(587)	—	4,413
Asset-backed securities	7,069	13	(37)	—	7,045
Mortgage-backed securities	40,491	—	(2,220)	—	38,271
Total	$225,679	$17	$(17,367)	$—	$208,329
There were no securities sold during the six months ended June 30, 2024 or the six months ended June 30, 2023. There was no ACL required on available for sale debt securities in an unrealized loss position at June 30, 2024 and December 31, 2023.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2024		December 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$39,978	$39,296	$39,918	$39,294
One to five years	86,159	78,190	101,688	93,218
Five to ten years	29,802	25,188	26,215	22,511
Beyond ten years	6,692	4,955	10,298	7,990
Asset-backed securities(1)	6,115	6,117	7,069	7,045
Mortgage-backed securities(1)	56,426	54,171	40,491	38,271
Total	$225,172	$207,917	$225,679	$208,329
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.

There were no securities pledged at June 30, 2024 and December 31, 2023 to secure public deposits and repurchase agreements. Pledged securities at the Federal Reserve’s Bank Term Funding Program (“BTFP”) totaled $170.7 million at December 31, 2023 with no securities pledged as of June 30, 2024 as the program ended during the first quarter 2024.
At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)
The following table summarizes debt securities available for sale in an unrealized loss position for which an ACL has not been recorded at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
U.S. Treasuries	$—	$—	$129,198	$(12,087)	$129,198	$(12,087)
Municipal	896	(4)	8,368	(2,431)	9,264	(2,435)
Corporate	—	—	4,502	(498)	4,502	(498)
Asset-backed securities	—	—	4,375	(18)	4,375	(18)
Mortgage-backed securities	22,450	(285)	27,289	(1,973)	49,739	(2,258)
Total	$23,346	$(289)	$173,732	$(17,007)	$197,078	$(17,296)

December 31, 2023
U.S. Treasuries	$—	$—	$149,228	$(12,192)	$149,228	$(12,192)
Municipal	—	—	8,473	(2,331)	8,473	(2,331)
Corporate	—	—	4,413	(587)	4,413	(587)
Asset-backed securities	—	—	5,154	(37)	5,154	(37)
Mortgage-backed securities	6,057	(8)	32,214	(2,212)	38,271	(2,220)
Total	$6,057	$(8)	$199,482	$(17,359)	$205,539	$(17,367)
As of June 30, 2024, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available for sale debt securities in an unrealized loss position at June 30, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of June 30, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at June 30, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities — There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at June 30, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 82% of the portfolio; AA+ - 8%; AA - 10%.
Asset-backed Securities — There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of June 30, 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	June 30, 2024		December 31, 2023
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$601,312	30%	$573,104	30%
Commercial	752,733	36%	684,229	35%
Construction	294,489	15%	290,108	15%
Commercial and Industrial	255,686	13%	239,208	13%
Credit card, net of reserve(1)	122,217	6%	123,331	7%
Other consumer	1,930	—%	950	—%
Portfolio loans receivable, gross	2,028,367	100%	1,910,930	100%
Deferred origination fees, net	(6,779)		(7,642)
Allowance for credit losses	(30,832)		(28,610)
Portfolio loans receivable, net	$1,990,756		$1,874,678
_____________
(1)    Credit card loans are presented net of reserve for interest and fees.

The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the three and six months ended June 30, 2024 and June 30, 2023.

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2024
Real estate:
Residential	$5,926	$482	$(409)	$—	$5,999
Commercial	11,123	559	—	—	11,682
Construction	2,299	—	—	—	2,299
Commercial and Industrial	4,002	78	(4)	—	4,076
Credit card	5,990	2,290	(1,524)	2	6,758
Other consumer	10	8	—	—	18
Total	$29,350	$3,417	$(1,937)	$2	$30,832

Six Months Ended June 30, 2024
Real estate:
Residential	$5,518	$1,115	$(634)	$—	$5,999
Commercial	10,316	1,366	—	—	11,682
Construction	2,271	28	—	—	2,299
Commercial and Industrial	4,406	(228)	(102)	—	4,076
Credit card	6,087	3,857	(3,292)	106	6,758
Other consumer	12	6	—	—	18
Total	$28,610	$6,144	$(4,028)	$106	$30,832

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2023
Real estate:
Residential	$5,408	$11	$—	$—	$5,419
Commercial	8,931	314	—	—	9,245
Construction	1,753	115	—	—	1,868
Commercial and Industrial	4,958	281	—	—	5,239
Credit card	5,151	2,139	(1,589)	6	5,707
Other consumer	15	2	—	—	17
Total	$26,216	$2,862	$(1,589)	$6	$27,495

Six Months Ended June 30, 2023
Real estate:
Residential	$4,283	$1,136	$—	$—	$5,419
Commercial	12,039	(1,851)	(943)	—	9,245
Construction	1,809	59	—	—	1,868
Commercial and Industrial	4,008	1,221	—	10	5,239
Credit card	5,033	3,957	(3,291)	8	5,707
Other consumer	17	—	—	—	17
Total	$27,189	$4,522	$(4,234)	$18	$27,495

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of June 30, 2024 and December 31, 2023 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
June 30, 2024
Real estate:
Residential	$1,596	$210	$5,910	$7,716	$593,596	$601,312	$—	$5,897
Commercial	2,574	9,499	853	12,926	739,807	752,733	302	2,421
Construction	—	—	4,189	4,189	290,300	294,489	—	4,181
Commercial and Industrial	324	1,225	948	2,497	253,189	255,686	—	1,554
Credit card	7,626	5,657	718	14,001	108,216	122,217	718	—
Other consumer	—	—	—	—	1,930	1,930	—	—
Total	$12,120	$16,591	$12,618	$41,329	$1,987,038	$2,028,367	$1,020	$14,053

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2023
Real estate:
Residential	$2,201	$3,096	$11,066	$16,363	$556,741	$573,104	$17	$11,398
Commercial	1,577	322	582	2,481	681,748	684,229	—	582
Construction	—	1,165	3,296	4,461	285,647	290,108	—	3,288
Commercial and Industrial	1,356	74	454	1,884	237,324	239,208	—	774
Credit card	7,767	6,877	519	15,163	108,168	123,331	519	—
Other consumer	—	—	—	—	950	950	—	—
Total	$12,901	$11,534	$15,917	$40,352	$1,870,578	$1,910,930	$536	$16,042
There were $2.8 million and $8.1 million of loans secured by one-to-four family residential properties in the process of foreclosure as of June 30, 2024 and December 31, 2023, respectively.
The increase in loans 60-89 days past due at June 30, 2024 from December 31, 2023 includes a single owner-occupied commercial real estate loan relationship with a total outstanding exposure amount of $11.6 million. The borrower fell behind in payments due to unexpected timing delays in the collection of outstanding receivables. Payments have resumed. The borrower remains actively engaged with the Company in resolving the past due status. Of the total outstanding exposure, $3.9 million is now considered current.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans
(in thousands)

Real estate:
Residential	$5,552	$345	$5,897	$91
Commercial	2,039	382	2,421	30
Construction	4,181	—	4,181	256
Commercial and Industrial	1,172	382	1,554	108
Total	$12,944	$1,109	$14,053	$485

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans

Real estate:
Residential	$11,152	$246	$11,398	$236
Commercial	582	—	582	46
Construction	3,288	—	3,288	185
Commercial and Industrial	598	176	774	71
Total	$15,620	$422	$16,042	$538
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	June 30, 2024	December 31, 2023
Real estate:
Residential	$5,578	$11,152
Commercial	2,421	582
Construction	5,352	3,288
Commercial and Industrial	983	657
Total	$14,334	$15,679
Of the collateral dependent loans as of June 30, 2024, a specific reserve of $345 thousand, $382 thousand and $218 thousand was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2023, a specific reserve of $115 thousand was assessed for commercial and industrial loans.
The Company made 4 loan modifications on loans to borrowers experiencing financial difficulty during the three months ended June 30, 2024 as follows:

Interest rate reduction
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$760	0.199%	Reduced contractual interest rate from 8.375% to 6.375%.
Residential - Home Equity	91	0.164%	Reduced contractual interest rate from 10.49% to 6.375%.
Commercial and Industrial	117	0.046%	Reduced contractual interest rate from 11.25% to 6.00%.
Total	$968

Term extension
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$760	0.199%	Added 1 year to the life of the loan which reduced monthly payment amount for the borrower.
Residential - Home Equity	91	0.164%	Added 22 years to the life of the loan which reduced monthly payment amount for the borrower.
Commercial and Industrial	113	0.044%	Provided 6 months payment deferral to borrower through the Bank’s standard deferral program. The 6 monthly payments were added to the end of the original loan term.
Total	$964
The Company did not make any modifications on loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.
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
Ungraded
Ungraded loans represent credit card loans not included in the individual credit grading process due to the borrower type. The credit quality indicator for credit card loans is based on delinquency status of the borrower as of the date presented.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

June 30, 2024	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential – Real estate
Pass	$72,546	$127,513	$126,053	$75,674	$73,756	$114,292	$—	$589,834
Special Mention	—	—	—	128	3,628	284	—	4,040
Substandard	—	—	—	808	—	6,630	—	7,438
Doubtful	—	—	—	—	—	—	—	—
Total	72,546	127,513	126,053	76,610	77,384	121,206	—	601,312
Commercial – Real estate
Pass	95,427	68,846	155,789	140,217	76,237	193,010	—	729,526
Special Mention	—	2,300	10,788	—	—	2,293	—	15,381
Substandard	—	—	7,275	—	—	551	—	7,826
Doubtful	—	—	—	—	—	—	—	—
Total	95,427	71,146	173,852	140,217	76,237	195,854	—	752,733
Construction – Real estate
Pass	35,838	147,361	55,234	27,403	14,775	9,028	—	289,639
Special Mention	—	661	—	—	—	—	—	661
Substandard	—	—	—	—	1,534	2,655	—	4,189
Doubtful	—	—	—	—	—	—	—	—
Total	35,838	148,022	55,234	27,403	16,309	11,683	—	294,489
Commercial and Industrial
Pass	41,926	67,373	62,325	26,581	6,956	44,685	—	249,846
Special Mention	258	—	532	—	2,337	42	—	3,169
Substandard	—	46	812	205	912	696	—	2,671
Doubtful	—	—	—	—	—	—	—	—
Total	42,184	67,419	63,669	26,786	10,205	45,423	—	255,686
Other consumer
Pass	1,161	—	248	121	106	294	—	1,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,161	—	248	121	106	294	—	1,930
Credit card
Ungraded	—	—	—	—	—	—	122,217	122,217
Portfolio loans receivable, gross	$247,156	$414,100	$419,056	$271,137	$180,241	$374,460	$122,217	$2,028,367

June 30, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Gross Charge-Offs
Residential	$—	$—	$—	$—	$—	$634	$—	$634
Commercial and Industrial	—	—	102	—	—	—	—	102
Credit card	—	—	—	—	—	—	3,292	3,292
Total	$—	$—	$102	$—	$—	$634	$3,292	$4,028

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2023	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential – Real estate
Pass	$140,394	$137,362	$76,556	$76,938	$36,122	$88,055	$—	$555,427
Special Mention	—	—	134	3,670	1,176	288	—	5,268
Substandard	—	33	—	—	26	12,350	—	12,409
Doubtful	—	—	—	—	—	—	—	—
Total	140,394	137,395	76,690	80,608	37,324	100,693	—	573,104
Commercial – Real estate
Pass	62,095	185,776	145,756	68,748	96,238	116,347	—	674,960
Special Mention	—	6,897	—	—	805	985	—	8,687
Substandard	—	—	—	—	582	—	—	582
Doubtful	—	—	—	—	—	—	—	—
Total	62,095	192,673	145,756	68,748	97,625	117,332	—	684,229
Construction – Real estate
Pass	142,157	72,240	46,180	16,859	6,246	2,517	—	286,199
Special Mention	—	—	—	—	—	614	—	614
Substandard	—	—	—	1,254	597	1,444	—	3,295
Doubtful	—	—	—	—	—	—	—	—
Total	142,157	72,240	46,180	18,113	6,843	4,575	—	290,108
Commercial and Industrial
Pass	70,540	71,689	28,007	9,364	18,036	37,392	—	235,028
Special Mention	—	156	—	2,406	47	273	—	2,882
Substandard	30	814	211	—	42	201	—	1,298
Doubtful	—	—	—	—	—	—	—	—
Total	70,570	72,659	28,218	11,770	18,125	37,866	—	239,208
Other consumer
Pass	75	278	147	116	—	334	—	950
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	75	278	147	116	—	334	—	950
Credit card
Ungraded	—	—	—	—	—	—	123,331	123,331
Portfolio loans receivable, gross	$415,291	$475,245	$296,991	$179,355	$159,917	$260,800	$123,331	$1,910,930

December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Gross Charge-Offs
Residential	$—	$—	$—	$—	$—	$670	$—	$670
Commercial	—	—	—	—	943	—	—	943
Commercial and Industrial	—	98	—	—	—	—	—	98
Credit card	—	—	—	—	—	—	7,076	7,076
Total	$—	$98	$—	$—	$943	$670	$7,076	$8,787

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Unused lines of credit
Real Estate:
Residential	$21,526	$15,436
Residential - Home Equity	44,592	43,892
Commercial	34,905	20,424
Construction	111,585	98,777
Commercial and Industrial	70,170	42,751
Credit card(1)	125,619	114,882
Other consumer	312	310
Total	$408,709	$336,472

Letters of credit	$4,633	$4,641
_______________
(1)Outstanding loan commitments in the credit card portfolio include $102.6 million and $98.2 million in secured and partially secured balances as of June 30, 2024 and December 31, 2023, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of period	$948	$888	$806	$1,682
Impact of adopting the CECL standard on January 1, 2023	—	—	—	(775)
Provision for (release of) credit losses on unfunded commitments	104	—	246	(19)
Balance at end of period	$1,052	$888	$1,052	$888
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of period	$998	$1,179	$985	$1,174
(Release of) provision for mortgage loan put-back reserve	(86)	3	(73)	8
Balance at end of period	$912	$1,182	$912	$1,182
Note 6 - Derivative Financial Instruments
The Company may enter into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and customers have locked into that interest rate as part of its mortgage banking activities. The Company then locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (Best Efforts). Certain loans under rate lock commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Interest rate lock commitments and commitments to deliver loans to investors are considered to be derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments by estimating the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded.
The following table reports the commitment and fair value amounts on the outstanding derivatives:

(in thousands)	June 30, 2024	December 31, 2023
Notional amount of open forward sales agreements	$4,500	$—
Fair value of open forward delivery sales agreements	21	—
Notional amount of interest rate lock commitments	3,314	—
Fair value of interest rate lock commitments	(1)	—
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
The Company determines if an arrangement is a lease at inception. Operating lease Right of Use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Leases (continued)
commencement date in determining the present value of lease payments. The historical weighted average discount rate was 4.42% at June 30, 2024 and 3.79% at December 31, 2023. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of June 30, 2024, the Company’s net lease ROU assets and related lease liabilities were $3.9 million and $4.4 million, respectively, compared to December 31, 2023 balances of $3.6 million of ROU assets and $3.8 million of lease liabilities, and have remaining terms ranging from one to nine years, including extension options that the Company is reasonably certain will be exercised. As of June 30, 2024, the Company had entered into a 62-month lease with a commencement date of July 1, 2024 for branch and general office usage use in Fort Lauderdale, FL with an estimated lease liability of $0.2 million. The Company’s lease information is summarized as follows:

(in thousands)	June 30, 2024	December 31, 2023
Lease Right of Use Asset:
Lease asset	$7,278	$6,810
Less: Accumulated amortization	(3,358)	(3,223)
Net lease asset	$3,920	$3,587

Lease Liability:
Lease liability	$7,691	6,892
Less: Accumulated amortization	(3,272)	(3,101)
Net lease liability	$4,419	$3,791
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	June 30, 2024
Amounts due in:
2024	$599
2025	1,057
2026	1,024
2027	517
2028	390
2029 and thereafter	1,589
Total future lease payments	5,176
Discount of cash flows	(757)
Present value of net future lease payments	$4,419

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 as follows:

(in thousands)
June 30, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale
U.S. Treasuries	$133,863	$133,863	$—	$—
Municipal	9,264	—	9,264	—
Corporate	4,502	—	4,502	—
Asset-backed securities	6,117	—	6,117	—
Mortgage-backed securities	54,171	—	54,171	—
Total	$207,917	$133,863	$74,054	$—
Loans held for sale	$19,219	$—	$19,219	$—
Derivative assets	$21	$—	$21	$—
Derivative liabilities	$1	$—	$1	$—

December 31, 2023
Investment securities available for sale
U.S. Treasuries	$149,228	$149,228	$—	$—
Municipal	9,372	—	9,372	—
Corporate	4,413	—	4,413	—
Asset-backed securities	7,045	—	7,045	—
Mortgage-backed securities	38,271	—	38,271	—
Total	$208,329	$149,228	$59,101	$—
Loans held for sale	$7,481	$—	$7,481	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	June 30, 2024	December 31, 2023
Aggregate fair value	$19,219	$7,481
Contractual principal	15,559	5,168
Difference	$3,660	$2,313

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of June 30, 2024 and December 31, 2023, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2024 and December 31, 2023, the fair values consist of loan balances of $15.1 million and $16.0 million, with specific reserves of $1.1 million and $422 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of June 30, 2024 and December 31, 2023, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023 as follows:

(in thousands)	June 30, 2024	December 31, 2023
Individually evaluated loans for credit loss, net
Level 3 inputs	14,018	15,620
Total	$14,018	15,620
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2024 and December 31, 2023:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
As of June 30, 2024, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2023. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually analyzed loans, and all other loans. The results are then adjusted to account for credit risk as described above, and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$19,294	$19,294	$14,513	$14,513
Interest-bearing deposits at other financial institutions	117,160	117,160	39,044	39,044
Federal funds sold	57	57	407	407
Level 3
Portfolio loans receivable, net	$1,990,756	$1,961,344	$1,874,678	$1,855,158
Restricted investments	4,930	4,930	4,353	4,353

Financial liabilities
Level 1
Noninterest-bearing deposits	$684,574	$684,574	$617,373	$617,373
Level 3
Interest-bearing deposits	$1,415,854	$1,415,888	$1,278,623	$1,280,682
FHLB advances and other borrowed funds	44,062	41,745	49,062	46,634

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The following schedule presents financial information for each reportable segment at June 30, 2024 and June 30, 2023.

For the Three Months Ended June 30, 2024
(in thousands)	Commercial Bank	CBHL	OpenSky™	Corporate(2)	Eliminations	Consolidated
Interest income	$33,935	$132	$15,785	$824	$(61)	$50,615
Interest expense	13,312	83	—	224	(61)	13,558
Net interest income	20,623	49	15,785	600	—	37,057
Provision for credit losses	1,118	—	2,299	—	—	3,417
Provision for credit losses on unfunded commitments	104	—	—	—	—	104
Net interest income after provision	19,401	49	13,486	600	—	33,536
Noninterest income	677	1,845	4,368	—	—	6,890
Noninterest expense(1)	12,209	2,500	13,775	1,009	—	29,493
Net income (loss) before taxes	$7,869	$(606)	$4,079	$(409)	$—	$10,933

Total assets	$2,254,198	$19,622	$115,593	$288,872	$(239,702)	$2,438,583

For the Three Months Ended June 30, 2023
Interest income	$28,742	$111	$15,168	$1,134	$(75)	$45,080
Interest expense	9,537	42	—	236	(75)	9,740
Net interest income	19,205	69	15,168	898	—	35,340
Provision for credit losses	735	—	2,127	—	—	2,862
Net interest income after provision	18,470	69	13,041	898	—	32,478
Noninterest income	810	1,161	4,714	2	—	6,687
Noninterest expense(1)	11,675	2,322	15,118	477	—	29,592
Net income (loss) before taxes	$7,605	$(1,092)	$2,637	$423	$—	$9,573

Total assets	$2,047,400	$10,605	$116,123	$260,309	$(206,571)	$2,227,866
(1)     Noninterest expense includes $6.3 million and $5.9 million in data processing expense in the OpenSky™ segment for the three months ended June 30, 2024 and 2023, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Six Months Ended June 30, 2024
(in thousands)	Commercial Bank	CBHL	OpenSky™	Corporate(2)	Eliminations	Consolidated
Interest income	$66,464	$215	$30,706	$1,723	$(124)	$98,984
Interest expense	26,466	124	—	453	(124)	26,919
Net interest income	39,998	91	30,706	1,270	—	72,065
Provision for credit losses	2,227	—	3,858	59	—	6,144
Provision for credit losses on unfunded commitments	246	—	—	—	—	246
Net interest income after provision	37,525	91	26,848	1,211	—	65,675
Noninterest income	1,381	3,197	8,283	1	—	12,862
Noninterest expense(1)	24,468	4,605	27,374	2,533	—	58,980
Net income (loss) before taxes	$14,438	$(1,317)	$7,757	$(1,321)	$—	$19,557

Total assets	$2,254,198	$19,622	$115,593	$288,872	$(239,702)	$2,438,583

For the Six Months Ended June 30, 2023
Interest income	$55,042	$188	$31,298	$2,112	$(144)	$88,496
Interest expense	18,276	72	—	465	(144)	18,669
Net interest income	36,766	116	31,298	1,647	—	69,827
Provision for credit losses	574	—	3,948	—	—	4,522
Release of credit losses on unfunded commitments	(19)	—	—	—	—	(19)
Net interest income after provision	36,211	116	27,350	1,647	—	65,324
Noninterest income	1,299	2,488	8,924	2	—	12,713
Noninterest expense(1)	23,443	4,658	26,856	857	—	55,814
Net income (loss) before taxes	$14,067	$(2,054)	$9,418	$792	$—	$22,223

Total assets	$2,047,400	$10,605	$116,123	$260,309	$(206,571)	$2,227,866
(1)     Noninterest expense includes $12.5 million and $11.9 million in data processing expense in OpenSky’s™ segment for the six months ended June 30, 2024 and 2023, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Note 10 - Subsequent Events
In July 2024, the Company’s Board of Directors approved an increase in the quarterly dividend on the Company's common stock from $0.08 per share to $0.10 per share, or 25.0% higher than the prior quarter dividend reflecting the strength of earnings and capital position. The dividend is payable on August 21, 2024 to shareholders of record on August 5, 2024. The Company has increased its dividend each year since it first started paying dividends in 2021.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.
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
Overview
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly-owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland, received its charter in 1999 and began operations the same year. We serve businesses, not-for-profit associations, entrepreneurs and others throughout the Washington, D.C. and Baltimore, Maryland metropolitan areas through four commercial bank branches, one mortgage office, and two loan production offices.
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
Capital
As of June 30, 2024, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure that our level of capital remains strong.
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
On July 9, 2024, the Company received regulatory approval from the Federal Reserve Bank of Richmond, acting on delegated authority from the Board of Governors of the Federal Reserve System for the Merger. Closing of the transaction, which is expected to occur in the fourth quarter of 2024, is contingent upon shareholder approval and approval of the Office of the Comptroller of the Currency, along with the satisfaction of other customary closing conditions. IFHI is headquartered in Raleigh, North Carolina with $548 million in total assets, $400 million in gross loans and $436 million in total deposits as of December 31, 2023. IFHI operates one banking office located in North Riverside, Illinois.
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
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
	2024	2023	% Change
(in thousands)
Interest income	$50,615	$45,080	12.3%
Interest expense	13,558	9,740	39.2%
Net interest income	37,057	35,340	4.9%
Provision for credit losses	3,417	2,862	19.4%
Provision for credit losses on unfunded commitments	104	—
Net interest income after provision	33,536	32,478	3.3%
Noninterest income	6,890	6,687	3.0%
Noninterest expenses	29,493	29,592	(0.3)%
Net income before income taxes	10,933	9,573	14.2%
Income tax expense	2,728	2,255	21.0%
Net income	$8,205	$7,318	12.1%
Net income for the three months ended June 30, 2024 was $8.2 million, compared to net income of $7.3 million for the same period in 2023, a 12.1% increase. Net income, as adjusted to exclude the impact of merger-related expenses (non-GAAP, excluding merger-related expenses), was $8.3 million for the three months ended June 30, 2024. Net interest income increased by $1.7 million, or 4.9%, to $37.1 million when comparing the three months ended June 30, 2024 to the three months ended June 30, 2023, primarily due to increased average balances of $190.0 million in portfolio loans partially offset by significant increases in the cost of funding. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
The provision for credit losses for the three months ended June 30, 2024 was $3.4 million, an increase of $0.6 million from the same period in 2023. Net charge-offs for the three months ended June 30, 2024 were $1.9 million, or 0.39% on an annualized basis of average portfolio loans, compared to $1.6 million, or 0.35% on an annualized basis of average loans for the same period in 2023. Of the $1.9 million in net charge-offs during the quarter, $0.9 million related to secured and partially secured cards in the credit card portfolio and $0.6 million related to unsecured cards.
For the three months ended June 30, 2024, noninterest income of $6.9 million increased $0.2 million, or 3.0%, from the same period in 2023. Credit card fees of $4.3 million decreased $0.4 million primarily related to lower interchange and other fee income.
Noninterest expense was $29.5 million for the three months ended June 30, 2024, as compared to $29.6 million for the three months ended June 30, 2023. The change includes decreases in professional fees of $0.8 million, advertising expenses of $0.6 million, operational losses of $0.4 million and loan processing expenses of $0.2 million. Offsetting increases include salaries and employee benefits expenses of $1.1 million, occupancy and equipment expenses of $0.3 million, data processing expense of $0.2 million, other operating expense of $0.2 million and merger-related expenses of $0.1 million.

	Six Months Ended June 30,
	2024	2023	% Change
(in thousands)
Interest income	$98,984	$88,496	11.9%
Interest expense	26,919	18,669	44.2%
Net interest income	72,065	69,827	3.2%
Provision for credit losses	6,144	4,522	35.9%
Provision for (release of) credit losses on unfunded commitments	246	(19)
Net interest income after provision	65,675	65,324	0.5%
Noninterest income	12,862	12,713	1.2%
Noninterest expenses	58,980	55,814	5.7%
Net income before income taxes	19,557	22,223	(12.0)%
Income tax expense	4,790	5,170	(7.4)%
Net income	$14,767	$17,053	(13.4)%
Net income for the six months ended June 30, 2024 was $14.8 million, compared to net income of $17.1 million for the same period in 2023, a 13.4% decrease. Net interest income increased $2.2 million, or 3.2%, to $72.1 million when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023, primarily due to increased average balances of $182.2 million in portfolio loans combined with an 11 basis point increase in the yield on portfolio loans, offset by increases in the cost of funding.
The provision for credit losses for the six months ended June 30, 2024 was $6.1 million, an increase of $1.6 million, or 35.9%, from the provision for credit losses for the six months ended June 30, 2023, attributable primarily to portfolio loan growth and specific reserves of $1.1 million for collateral dependent loans at June 30, 2024 as compared to $0.3 million at June 30, 2023.
For the six months ended June 30, 2024, noninterest income was $12.9 million, an increase of $0.2 million, or 1.2%, from $12.7 million in the prior year period. Mortgage banking revenue of $3.4 million increased $1.0 million due to an increase in home loan sales while credit card fees of $8.2 million declined $0.7 million as the number of open customer accounts declined to 537,734 at June 30, 2024 from 540,058 at June 30, 2023, which resulted in lower interchange and other fee income recognized compared to the prior year.
Noninterest expense was $59.0 million for the six months ended June 30, 2024, as compared to $55.8 million for the six months ended June 30, 2023, an increase of $3.2 million, or 5.7%. The change includes increases in salaries and employee benefits expenses of $1.5 million, or 6.0%, advertising expenses of $0.9 million, merger-related expenses of $0.8 million, occupancy and equipment expenses of $0.7 million and other operating expenses of $0.7 million partially offset by a decrease in professional fees of $1.3 million.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$77,069	$937	4.89%	$66,401	$733	4.43%
Federal funds sold	56	1	7.18	1,638	20	4.90
Investment securities	223,973	1,308	2.35	255,057	1,266	1.99
Restricted investments	5,435	94	6.96	4,185	71	6.80
Loans held for sale	7,907	132	6.71	7,047	111	6.32
Portfolio loans receivable(2)(3)	1,992,630	48,143	9.72	1,802,608	42,879	9.54
Total interest earning assets	2,307,070	50,615	8.82	2,136,936	45,080	8.46
Noninterest earning assets	46,798			47,415
Total assets	$2,353,868			$2,184,351

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$216,247	$148	0.28%	$207,264	$67	0.13%
Savings	4,409	1	0.09	5,822	2	0.14
Money market accounts	671,240	7,032	4.21	625,515	5,411	3.47
Time deposits	465,822	5,869	5.07	366,421	3,929	4.30
Borrowed funds	54,863	508	3.72	43,183	331	3.07
Total interest-bearing liabilities	1,412,581	13,558	3.86	1,248,205	9,740	3.13
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	24,844			21,104
Noninterest-bearing deposits	653,018			676,358
Stockholders’ equity	263,425			238,684
Total liabilities and stockholders’ equity	$2,353,868			$2,184,351

Net interest spread			4.96%			5.33%
Net interest income		$37,057			$35,340
Net interest margin(4)			6.46%			6.63%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended June 30, 2024 and 2023, collectively, portfolio loans yield excluding credit card loans was 7.04% and 6.65%, respectively.
(4)For the three months ended June 30, 2024 and 2023, collectively, credit card loans accounted for 246 and 257 basis points of the reported net interest margin, respectively.

The net interest margin decreased 17 basis points to 6.46% for the three months ended June 30, 2024 from the same period in 2023 as the increase in the cost of deposits, including money market accounts and time deposits, outpaced the increase in portfolio loan yields, including credit card loans. Net interest margin, excluding credit card loans, decreased to 4.00% for the three months ended June 30, 2024, compared to 4.06% for the same period in 2023. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the three months ended June 30, 2024, average interest earning assets increased $170.1 million, or 8.0%, to $2.3 billion as compared to the same period in 2023, and the average yield on interest earning assets increased to 8.82%, a 36 basis point increase from 8.46%. Compared to the same period in the prior year, average interest-bearing liabilities increased $164.4 million, or 13.2%, and the average cost of interest-bearing liabilities increased to 3.86%, a 73 basis point increase from 3.13%.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$80,800	$1,986	4.94%	$64,494	$1,348	4.21%
Federal funds sold	56	2	7.18	1,845	38	4.15
Investment securities	228,602	2,559	2.25	264,817	2,643	2.01
Restricted investments	5,018	171	6.85	5,757	201	7.04
Loans held for sale	6,390	215	6.77	5,878	188	6.45
Portfolio loans receivable(2)(3)	1,960,001	94,051	9.65	1,777,762	84,078	9.54
Total interest earning assets	2,280,867	98,984	8.73	2,120,553	88,496	8.42
Noninterest earning assets	45,684			43,858
Total assets	$2,326,551			$2,164,411

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$199,732	$258	0.26%	$196,782	$137	0.14%
Savings	4,625	2	0.09	6,160	3	0.10
Money market accounts	676,827	14,168	4.21	615,247	9,998	3.28
Time deposits	457,892	11,455	5.03	343,065	7,025	4.13
Borrowed funds	56,913	1,036	3.66	80,573	1,506	3.77
Total interest-bearing liabilities	1,395,989	26,919	3.88	1,241,827	18,669	3.03
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	24,332			21,726
Noninterest-bearing deposits	645,071			665,253
Stockholders’ equity	261,159			235,605
Total liabilities and stockholders’ equity	$2,326,551			$2,164,411

Net interest spread			4.85%			5.39%
Net interest income		$72,065			$69,827
Net interest margin(4)			6.35%			6.64%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the six months ended June 30, 2024 and 2023, collectively, portfolio loans yield excluding credit card loans was 7.00% and 6.48%, respectively.
(4)For the six months ended June 30, 2024 and 2023, collectively, credit card loans accounted for 242 and 270 basis points of the reported net interest margin, respectively.

The net interest margin decreased 29 basis points to 6.35% for the six months ended June 30, 2024 from the same period in 2023. Net interest margin, excluding credit card loans, was 3.93% for the six months ended June 30, 2024, compared to 3.94% for the same period in 2023. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”

For the six months ended June 30, 2024, average interest earning assets increased $160.3 million, or 7.6%, to $2.3 billion as compared to the same period in 2023, and the average yield on interest earning assets increased 31 basis points. Compared to the same period in the prior year, average interest-bearing liabilities increased $154.2 million, or 12.4%, while the average cost of interest-bearing liabilities increased 85 basis points to 3.88% from 3.03%.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Compared to			Compared to
	June 30, 2023			June 30, 2023
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$128	$76	$204	$404	$234	$638
Federal funds sold	(28)	9	(19)	(64)	28	(36)
Investment securities available for sale	(182)	224	42	(400)	316	(84)
Restricted investments	21	2	23	(25)	(5)	(30)
Loans held for sale	14	7	21	18	9	27
Portfolio loans receivable excluding credit card loans	3,236	1,641	4,877	6,634	4,304	10,938
Credit card loans	98	289	387	(532)	(433)	(965)
Total interest income	3,287	2,248	5,535	6,035	4,453	10,488

Interest Expense:
Interest-bearing demand accounts	6	75	81	4	117	121
Savings	—	(1)	(1)	(1)	—	(1)
Money market accounts	479	1,142	1,621	1,289	2,881	4,170
Time deposits	1,238	702	1,940	2,895	1,535	4,430
Borrowed funds	107	70	177	(426)	(44)	(470)
Total interest expense	1,830	1,988	3,818	3,761	4,489	8,250
Net interest income	$1,457	$260	$1,717	$2,274	$(36)	$2,238

Total interest income was impacted by the effect of growth in average portfolio loan balances and increases in market interest rates when comparing the three months ended June 30, 2024 to the same period in 2023. The loan portfolio, excluding credit cards, continued to experience growth through the three months ended June 30, 2024, which contributed an additional $4.9 million in interest income. Total interest expense was impacted by growth in average balances of time deposits and money market accounts contributing $1.2 million and $0.5 million in interest expense and increased rates on time deposits and money market accounts, which contributed an additional $0.7 million and $1.1 million of interest expense.
When comparing the six months ended June 30, 2024 to the same period in 2023, the greatest positive impact to total interest income was the effect of growth in average portfolio loan balances and increases in market interest rates. The loan portfolio, excluding credit cards, contributed $6.6 million in interest income from volume and $4.3 million in interest income from an increase in market interest rates for the six months ended June 30, 2024 compared to the same period in the prior year. Total interest expense was impacted by growth in average balances of time deposits and money market accounts contributing $2.9 million and $1.3 million in interest expense and increased rates on time deposits and money market accounts, which contributed an additional $1.5 million and $2.9 million of interest expense.
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
For the three months ended June 30, 2024, the provision for credit losses was $3.4 million, an increase of $0.6 million from the same period in 2023. Net charge-offs for the three months ended June 30, 2024 were $1.9 million, or 0.39% on an annualized basis of average portfolio loans, compared to $1.6 million, or 0.35% on an annualized basis of average portfolio loans for the same period in 2023. Of the $1.9 million in net charge-offs during the quarter, $0.9 million related to secured and partially secured cards in the credit card portfolio and $0.6 million related to unsecured cards.
For the six months ended June 30, 2024, the provision for credit losses was $6.1 million, an increase of $1.6 million from the same period in 2023, attributable primarily to portfolio loan growth and specific reserves of $1.1 million for collateral dependent loans at June 30, 2024, as compared to $0.3 million at June 30, 2023. Net charge-offs for the six months ended June 30, 2024 were $3.9 million, or 0.40% on an annualized basis of average portfolio loans, compared to $4.2 million, or 0.48% on an annualized basis of average portfolio loans, for the same period in 2023. The $3.9 million in net charge-offs during the six months ended June 30, 2024 was comprised primarily of credit card portfolio net charge-offs, with $2.1 million related to secured and partially secured cards while $1.1 million was related to unsecured cards.
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
The ACL as a percent of portfolio loans was 1.53% at June 30, 2024 as compared to 1.50% at December 31, 2023. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at June 30, 2024 in “Financial Condition - Allowance for Credit Losses.”
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

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$200	$245	(18.4)%	$407	$474	(14.1)%
Credit card fees	4,330	4,706	(8.0)	8,211	8,916	(7.9)
Mortgage banking revenue	1,990	1,332	49.4	3,443	2,487	38.4
Other income	370	404	(8.4)	801	836	(4.2)
Total noninterest income	$6,890	$6,687	3.0%	$12,862	$12,713	1.2%
Mortgage banking revenue of $2.0 million increased $0.7 million for the three months ended June 30, 2024 due to an increase in salable originations as compared to the prior year. Mortgage banking revenue of $3.4 million for the six months ended June 30, 2024 increased $1.0 million due to an increase in home loan sales as compared to the prior year. For the three months ended June 30, 2024, credit card fees of $4.3 million declined by $0.4 million as compared to the three months ended June 30, 2023, primarily related to lower interchange and other fee income. For the six months ended June 30, 2024, credit card fees of $8.2 million declined $0.7 million as the number of open customer accounts declined to 537,734 at June 30, 2024 from 540,058 year over year, which resulted in lower interchange and other fee income recognized compared to the prior year.
The Bank’s CBHL division experienced an increase of 34.0% in mortgage originations during the three months ended June 30, 2024 when compared to the same period in the prior year. Origination volumes increased $20.9 million, to $82.4 million, in the second quarter of 2024, when compared to $61.5 million in the second quarter of 2023. Gain on sale margins increased from 2.56% for the three months ended June 30, 2023, to 2.61% for the three months ended June 30, 2024.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $0.9 million and $1.0 million at June 30, 2024 and December 31, 2023, respectively. The Bank repurchased one loan totaling $0.3 million during the six months ended June 30, 2024. The Bank did not repurchase any loans during the six months ended June 30, 2023. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
Noninterest Expense
Generally, noninterest expense is comprised of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services, with the largest component being salaries and employee benefits expenses. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees, advertising expenses, loan processing expenses and other general and administrative expenses, including FDIC assessments, communications, travel, meals, training, supplies and postage.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$13,272	$12,143	9.3%	$26,179	$24,697	6.0%
Occupancy and equipment	1,864	1,536	21.4	3,477	2,749	26.5
Professional fees	1,769	2,608	(32.2)	3,716	4,982	(25.4)
Data processing	6,788	6,559	3.5	13,549	13,089	3.5
Advertising	2,072	2,646	(21.7)	4,104	3,163	29.8
Loan processing	476	660	(27.9)	847	1,009	(16.1)
Foreclosed real estate expenses, net	—	—		1	6	(83.3)
Merger-related expenses	83	—		795	—
Operational losses	782	1,206	(35.2)	1,713	2,170	(21.1)
Other operating	2,387	2,234	6.8	4,599	3,949	16.5
Total noninterest expenses	$29,493	$29,592	(0.3)	$58,980	$55,814	5.7
Noninterest expense was $29.5 million for the three months ended June 30, 2024, as compared to $29.6 million for the three months ended June 30, 2023, a decrease of $0.1 million. The change includes decreases in professional fees of $0.8 million, advertising expenses of $0.6 million, operational losses of $0.4 million and loan processing expenses of $0.2 million. Offsetting increases include salaries and employee benefits expenses of $1.1 million, occupancy and equipment expenses of $0.3 million, data processing expense of $0.2 million, other operating expenses of $0.2 million and merger-related expenses of $0.1 million.
Noninterest expense was $59.0 million for the six months ended June 30, 2024, as compared to $55.8 million for the six months ended June 30, 2023, an increase of $3.2 million, or 5.7%. The change includes increases in salaries and employee benefits expenses increased by $1.5 million, or 6.0%, advertising expenses of $0.9 million, merger-related expenses of $0.8 million, occupancy and equipment expenses of $0.7 million and other operating expenses of $0.7 million partially offset by a decrease in professional fees of $1.3 million.
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
Income tax expense was $2.7 million and $4.8 million for the three and six months ended June 30, 2024 compared to $2.3 million and $5.2 million for the same periods, respectively, in 2023. Our effective tax rates increased from 23.6% for the three months ended June 30, 2023 to 25.0% for the three months ended June 30, 2024, and from 23.3% for the six months ended June 30, 2023 to 24.5% for the six months ended June 30, 2024, reflective of an increase in the weighted average state income tax rate.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands except per share data)	June 30, 2024	December 31, 2023	$ Change	% Change
Total assets	$2,438,583	$2,226,176	$212,407	9.5%
Investment securities available for sale	207,917	208,329	(412)	(0.2)
Mortgage loans held for sale	19,219	7,481	11,738	156.9
Portfolio loans receivable, net of deferred fees and costs	2,021,588	1,903,288	118,300	6.2
Allowance for credit losses	30,832	28,610	2,222	7.8
Deposits	2,100,428	1,895,996	204,432	10.8
FHLB borrowings	32,000	22,000	10,000	45.5
Other borrowed funds	12,062	27,062	(15,000)	(55.4)
Total stockholders’ equity	267,854	254,860	12,994	5.1
Tangible common equity (1)	267,854	254,860	12,994	5.1
Equity to total assets at end of period	10.98%	11.45%		(4.1)
Weighted average number of basic shares outstanding, YTD	13,895	14,002		(0.8)
Weighted average number of diluted shares outstanding, YTD	13,895	14,081		(1.3)
Common shares outstanding	13,910	13,923		(0.1)
Book value per share	$19.26	$18.31		5.2
Tangible book value per share (1)	19.26	18.31		5.2
Dividends per share, YTD	0.16	0.28
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at June 30, 2024 increased $212.4 million from the balance at December 31, 2023. Net portfolio loans, which exclude mortgage loans held for sale, totaled $2.0 billion as of June 30, 2024, an increase of $118.3 million, or 6.2%, from $1.9 billion at December 31, 2023. Mortgage loans held for sale increased $11.7 million, or 156.9%, when comparing the period end balances at June 30, 2024 to December 31, 2023.
Investment Securities
The Company uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held to maturity or available for sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available for sale and carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. As of June 30, 2024, all securities were classified as available for sale.
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
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at June 30, 2024 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
June 30, 2024	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available for Sale:
U.S. Treasuries	$39,978	1.55%	$85,259	1.25%	$20,695	1.47%	$—	—%	$145,932	$133,863	1.36%
Municipal	—	—	900	4.88	4,107	4.47	6,692	1.91	11,699	9,264	3.04
Corporate	—	—	—	—	5,000	4.31	—	—	5,000	4,502	4.31
Asset-backed securities	—	—	—	—	—	—	6,115	6.50	6,115	6,117	6.50
Mortgage-backed securities	5,933	5.05	26,197	4.81	12,058	2.67	12,238	4.21	56,426	54,171	4.25
Total	$45,911	2.00%	$112,356	2.11%	$41,860	2.45%	$25,045	4.15%	$225,172	$207,917	2.40%
As described in Note 4 - “Investment Securities” in the “Notes to Unaudited Consolidated Financial Statements,” at June 30, 2024, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available for sale debt securities in an unrealized loss position at June 30, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of June 30, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at June 30, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at June 30, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 82% of the portfolio; AA+ – 8%; AA – 10%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of June 30, 2024.

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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $3.0 million as of June 30, 2024 and $14.1 million as of December 31, 2023, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $33.3 million as of June 30, 2024 and $11.1 million as of December 31, 2023, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. As of June 30, 2024, there were approximately $319.4 million of owner-occupied commercial real estate loans, representing approximately 15.8% of the loan portfolio as compared to $307.9 million, or 16.1% of the loan portfolio at December 31, 2023. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $91.0 million and $95.3 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of June 30, 2024 and December 31, 2023, respectively. Unsecured balances were $33.6 million and $30.8 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. There were no loans purchased with credit deterioration during the three and six months ended June 30, 2024 or three and six months ended June 30, 2023.
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

	As of June 30, 2024
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$131,713	$215,118	$79,015	$175,466	$601,312
Commercial	149,580	343,584	256,530	3,039	752,733
Construction	255,654	36,439	2,396	—	294,489
Commercial and Industrial	95,386	67,257	75,657	17,386	255,686
Credit card	122,217	—	—	—	122,217
Other consumer	271	276	1,383	—	1,930
Total portfolio loans, gross	$754,821	$662,674	$414,981	$195,891	$2,028,367

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$280,920	$188,679	$469,599
Commercial			379,543	223,610	603,153
Construction			5,189	33,646	38,835
Commercial and Industrial			93,697	66,603	160,300
Other consumer			476	1,183	1,659
Total portfolio loans, gross			$759,825	$513,721	$1,273,546
Multi-family loans totaled $156.7 million at June 30, 2024 and are included in the real estate residential loan category. At June 30, 2024, the Company had approximately $56.1 million in multi-family loans in the District of Columbia secured by properties with tenants that could have some form of rent stabilization or rent control. Under the Rent Control Act in the District of Columbia, properties built prior to 1975 limit rent increases to no more than annually unless a unit becomes vacant, and increases are generally limited to the Consumer Price Index plus 2% not to exceed 10%. Further, there must be at least 30 days’ notice of rent increase. The Company does not have any multi-family loans in New York City or New York state.
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of June 30, 2024
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$156,744	$1,823	56.1%	Not Applicable	7.7%

Retail	$113,697	$1,458	54.2%	28.7%	5.6%
Mixed use	94,143	1,177	51.3%	23.7%	4.6%
Industrial	61,992	1,127	54.6%	15.6%	3.1%
Hotel	75,427	4,190	50.8%	19.0%	3.7%
Office	13,699	527	63.1%	3.4%	0.7%
Other(2)	38,122	1,733	48.2%	9.6%	1.9%
Total non-owner-occupied commercial real estate loans	$397,080	$1,423	52.7%	100.0%	19.6%
Total portfolio loans, gross	$2,028,367
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of June 30, 2024
(in thousands)	2024	2025	2026	2027	2028 and Onwards	Total
Loan type:
Multi-family	$6,697	$8,585	$17,505	$21,249	$51,197	$105,233

Retail	$14,387	$835	$11,220	$19,509	$29,138	$75,089
Mixed use	8,411	4,919	23,514	9,212	18,616	64,672
Industrial	2,103	8,196	7,553	9,540	12,105	39,497
Hotel	2,107	—	—	3,568	22,354	28,029
Office	837	2,838	565	3,011	2,934	10,185
Other	5,396	1,006	4,865	2,445	2,688	16,400
Total fixed rate non-owner-occupied commercial real estate loans	$33,241	$17,794	$47,717	$47,285	$87,835	$233,872
Owner-occupied commercial real estate loans

	As of June 30, 2024
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$78,596	$1,191	53.3%	24.6%	3.9%
Office	42,876	621	57.1%	13.4%	2.1%
Retail	40,596	766	59.1%	12.7%	2.0%
Mixed use	17,657	929	65.6%	5.5%	0.9%
Other(3)	139,644	2,971	61.2%	43.8%	6.9%
Total owner-occupied commercial real estate loans	$319,369	$1,257	58.7%	100.0%	15.7%
Total portfolio loans, gross	$2,028,367

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of June 30, 2024
(in thousands)	2024	2025	2026	2027	2028 and Onwards	Total
Loan type:
Industrial	$5,527	$—	$10,059	$7,318	$34,255	$57,159
Office	140	2,760	833	2,264	26,178	32,175
Retail	4,893	1,015	979	4,691	21,557	33,135
Mixed use	—	—	1,108	901	10,718	12,727
Other	17,351	2,511	22,204	10,392	28,774	81,232
Total fixed rate owner-occupied commercial real estate loans	$27,911	$6,286	$35,183	$25,566	$121,482	$216,428
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include a land loan of $12.0 million, skilled nursing loans of $9.9 million, special purpose loans of $6.3 million, and other loans of $9.9 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $58.3 million, skilled nursing loans of $53.8 million, and other loans of $27.5 million.

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
At June 30, 2024, the recorded investment in individually assessed loans was $15.1 million, requiring a specific reserve of $1.1 million. At December 31, 2023, the recorded investment in individually assessed loans was $16.0 million, requiring a specific reserve of $0.4 million. The $16.0 million of individually assessed loans at December 31, 2023 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2023.
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
A major consideration in the determination of the ACL on the credit card portfolio is based on historical loss experience in that portfolio. The Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured, and unsecured.
The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Real estate:
Residential	1.00%	0.96%	0.98%	1.99%	102%	48%
Commercial	1.55	1.51	0.32	0.09	483	1,773
Construction	0.78	0.78	1.42	1.13	55	69
Commercial and Industrial	1.59	1.84	0.61	0.32	262	569
Credit card	5.53	4.94	—	—	—	—
Other consumer	0.93	1.26	—	—	—	—
Total	1.53%	1.50%	0.70%	0.84%	219%	178%

The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three Months Ended June 30,
	2024			2023
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$409	$591,482	—%	$—	$561,565	—%
Commercial	—	750,037	—	—	651,655	—
Construction	—	288,219	—	—	256,521	—
Commercial and Industrial	4	247,599	0.01	—	220,608	—
Credit card	1,522	111,288	5.50	1,583	110,574	5.74
Other consumer	—	4,005	—	—	1,685	—
Total	$1,935	$1,992,630	0.39%	$1,583	$1,802,608	0.35%
_____________
(1)    Annualized.

	Six Months Ended June 30,
	2024			2023
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs (Recoveries)	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$634	$582,074	—%	$—	$541,197	—%
Commercial	—	728,459	—	943	652,310	0.29
Construction	—	292,027	—	—	251,881	—
Commercial and Industrial	102	243,057	0.08	(10)	217,073	(0.01)
Credit card	3,186	110,885	5.78	3,283	113,197	5.85
Other consumer	—	3,499	—	—	2,104	—
Total	$3,922	$1,960,001	0.40%	$4,216	$1,777,762	0.48%
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

	June 30, 2024		December 31, 2023
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,999	19%	$5,518	19%
Commercial	11,682	38%	10,316	36%
Construction	2,299	8%	2,271	8%
Commercial and Industrial	4,076	13%	4,406	16%
Credit card	6,758	22%	6,087	21%
Other consumer	18	—%	12	—%
Total allowance for credit losses	$30,832	100%	$28,610	100%
_______________
(1)Loan category as a percentage of total portfolio loans.

Total Liabilities
Total liabilities at June 30, 2024 increased $199.4 million from December 31, 2023, primarily due to growth in the deposit portfolio of $204.4 million.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial and business banking officers. Our credit card customers are a significant source of low cost deposits. As of June 30, 2024 and December 31, 2023, our credit card customers accounted for $173.5 million and $173.9 million, or 25.3% and 28.2%, respectively, of our total noninterest-bearing deposit balances.
Major categories of interest-bearing deposits are as follows:

Interest-Bearing Deposits
(in thousands)	June 30, 2024	December 31, 2023
Interest-bearing demand accounts	$266,070	$199,308
Savings	4,270	5,211
Money markets	672,455	663,129
Brokered time deposits	155,148	142,356
Other time deposits	317,911	268,619
Total Interest-bearing deposits	$1,415,854	$1,278,623

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2024		For the Year Ended December 31, 2023
	Average Balance	Average Rate(1)	Average Balance	Average Rate
(in thousands)
Interest-bearing demand accounts	$199,732	0.26%	$201,194	0.15%
Savings	4,625	0.09	5,768	0.14
Money market accounts	676,827	4.21	642,013	3.66
Time deposits	457,892	5.03	360,464	4.39
Total interest-bearing deposits	1,339,076	3.89	1,209,439	3.28
Noninterest-bearing demand accounts	645,071		655,013
Total deposits	$1,984,147	2.62%	$1,864,452	2.13%
_____________
(1)    Annualized.

Deposit costs increased 49 basis points during the six months ended June 30, 2024 due, in large part, to a series of interest rate increases implemented by the Federal Reserve beginning in early 2022 and the corresponding move from savings accounts to higher rate money market accounts and time deposits. In addition, average noninterest-bearing deposit balances decreased $9.9 million when compared to December 31, 2023, largely due to the decision by some depositors to move balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts.
The following table presents the maturities of our certificates of deposit as of June 30, 2024.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$21,113	$25,435	$20,861	$65,288	$132,697
Less than $250,000	156,068	84,197	60,298	39,799	340,362
Total	$177,181	$109,632	$81,159	$105,087	$473,059
At June 30, 2024, the Company had $473.1 million in total time deposits, an increase of $62.1 million from December 31, 2023. Total brokered time deposits of $155.1 million at June 30, 2024 increased $12.8 million from $142.4 million at December 31, 2023. Total brokered time deposits as a percentage of total deposits was 7.4% at June 30, 2024.
As of June 30, 2024 and December 31, 2023, based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $923.7 million, or 44.0%, and $789.4 million, or 41.6%, respectively, of the deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of June 30, 2024, these deposits represented 8% and 17% of deposits, respectively. As of December 31, 2023, these concentrations were 9% and 12% of deposits.

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2024, approximately $569.0 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $496.3 million. As of June 30, 2024, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2024, we had $32.0 million in outstanding advances and $464.3 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At June 30, 2024, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At June 30, 2024, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 bps) plus 187 basis points, payable quarterly. As of June 30, 2024, the rate for the Floating Rate Debentures was 7.47%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $105.9 million as of June 30, 2024. Certain commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). As of March 31, 2024, participation in the BTFP had concluded and the Company had no outstanding balances under the BTFP at June 30, 2024.
The Company also has available lines of credit of $76.0 million with other correspondent banks at June 30, 2024, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at June 30, 2024.
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
As of June 30, 2024, we had $464.3 million of available borrowing capacity from the FHLB, $105.9 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program and available lines of credit of $76.0 million with other correspondent banks. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $118.0 million at June 30, 2024. Cash and cash equivalents were $136.5 million at June 30, 2024.
Capital Resources
Stockholders’ equity increased $13.0 million for the period ended June 30, 2024 compared to December 31, 2023 largely due to net income of $14.8 million for the six months ended June 30, 2024. In connection with the pending acquisition of IFHI, the Company temporarily suspended repurchases under its stock repurchase program during the first quarter 2024.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available for sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available for sale debt securities, net of deferred income tax, amounted to $13.1 million at June 30, 2024 and $13.1 million at December 31, 2023. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available for sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 4 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available for sale for credit losses at June 30, 2024.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 10.98% at June 30, 2024 and 11.45% at December 31, 2023.

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
As of June 30, 2024, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$283,030	11.93%	$94,909	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	283,030	15.19	111,782	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	280,968	15.08	83,836	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	316,424	16.98	149,043	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$240,917	10.36%	$93,060	4.00%	$116,326	5.00%
Tier 1 capital (to risk-weighted assets)	240,917	13.25	109,099	6.00	145,466	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	240,917	13.25	81,824	4.50	118,191	6.50
Total capital ratio (to risk-weighted assets)	263,751	14.51	145,466	8.00	181,832	10.00

December 31, 2023
The Company
Tier 1 leverage ratio (to average assets)	$270,019	12.14%	$89,004	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,019	15.55	104,175	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	267,957	15.43	78,132	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	301,817	17.38	138,900	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$228,794	10.51%	$87,068	4.00%	$108,835	5.00%
Tier 1 capital (to risk-weighted assets)	228,794	13.56	101,251	6.00	135,001	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	228,794	13.56	75,938	4.50	109,688	6.50
Total capital ratio (to risk-weighted assets)	249,984	14.81	135,001	8.00	168,751	10.00
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

	As of June 30, 2024	As of December 31, 2023
(in thousands)
Unfunded lines of credit	$408,709	$336,472
Letters of credit	4,633	4,641
Commitment to fund other investments	3,466	3,874
Total credit extension commitments	$416,808	$344,987
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

Earnings Metrics, as Adjusted	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net Income	$8,205	$7,318	$14,767	$17,053
Add: Merger-Related Expenses, net of tax	62	—	600	—
Net Income, as Adjusted	$8,267	$7,318	$15,367	$17,053

Weighted average common shares - Diluted	13,895	14,059	13,907	14,210
Earnings per share - Diluted	$0.59	$0.52	$1.06	$1.20
Earnings per share - Diluted, as Adjusted	$0.59	$0.52	$1.10	$1.20

Average Assets	$2,353,868	$2,184,351	$2,326,551	$2,164,411
Return on Average Assets(1)	1.40%	1.34%	1.28%	1.59%
Return on Average Assets, as Adjusted(1)	1.41%	1.34%	1.33%	1.59%

Average Equity	$263,425	$238,684	$261,159	$235,605
Return on Average Equity(1)	12.53%	12.30%	11.37%	14.60%
Return on Average Equity, as Adjusted(1)	12.62%	12.30%	11.83%	14.60%

Net Interest Income	$37,057	$35,340	$72,065	$69,827
Noninterest Income	6,890	6,687	12,862	12,713
Total Revenue	$43,947	$42,027	$84,927	$82,540
Noninterest Expense	29,493	$29,592	$58,980	$55,814
Efficiency Ratio(2)	67.11%	70.41%	69.45%	67.62%

Noninterest Expense	$29,493	$29,592	$58,980	$55,814
Less: Merger-Related Expenses	83	—	795	—
Noninterest Expense, as Adjusted	$29,410	$29,592	$58,185	$55,814
Efficiency Ratio, as Adjusted(2)	66.92%	70.41%	68.51%	67.62%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Net Interest Margin, as Adjusted	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net Interest Income	$37,057	$35,340	$72,065	$69,827
Less: Credit Card Loan Income	15,205	14,818	29,662	30,627
Net Interest Income, as Adjusted	$21,852	$20,522	$42,403	$39,200
Average Interest Earning Assets	2,307,070	2,136,936	2,280,867	2,120,553
Less: Average Credit Card Loans	111,288	110,574	110,885	113,197
Total Average Interest Earning Assets, as Adjusted	$2,195,782	$2,026,362	$2,169,982	$2,007,356
Net Interest Margin, as Adjusted	4.00%	4.06%	3.93%	3.94%

Portfolio Loans Receivable Yield, as Adjusted	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Portfolio Loans Receivable Interest Income	$48,143	$42,879	$94,051	$84,078
Less: Credit Card Loan Income	15,205	14,818	29,662	30,627
Portfolio Loans Receivable Interest Income, as Adjusted	$32,938	$28,061	$64,389	$53,451
Average Portfolio Loans Receivable	1,992,630	1,802,608	1,960,001	1,777,762
Less: Average Credit Card Loans	111,288	110,574	110,885	113,197
Total Average Portfolio Loans Receivable, as Adjusted	$1,881,342	$1,692,034	$1,849,116	$1,664,565
Portfolio Loans Receivable Yield, as Adjusted	7.04%	6.65%	7.00%	6.48%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net Income	$8,205	$7,318	$14,767	$17,053
Add: Income Tax Expense	2,728	2,255	4,790	5,170
Add: Provision for Credit Losses	3,417	2,862	6,144	4,522
Add: Provision for (Release of) Credit Losses on Unfunded Commitments	104	—	246	(19)
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$14,454	$12,435	$25,947	$26,726

PPNR, as Adjusted	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net Income	$8,205	$7,318	$14,767	$17,053
Add: Income Tax Expense	2,728	2,255	4,790	5,170
Add: Provision for Credit Losses	3,417	2,862	6,144	4,522
Add: Provision for (Release of) Credit Losses on Unfunded Commitments	104	—	246	(19)
Add: Merger-Related Expenses	83	—	795	—
PPNR, as Adjusted	$14,537	$12,435	$26,742	$26,726

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	June 30, 2024	December 31, 2023

Allowance for Credit Losses	$30,832	$28,610
Total Portfolio Loans	2,021,588	$1,903,288
Allowance for Credit Losses to Total Portfolio Loans	1.53%	1.50%

Nonperforming Assets to Total Assets
(in thousands)	June 30, 2024	December 31, 2023

Total Nonperforming Assets	$14,053	$16,042
Total Assets	2,438,583	2,226,176
Nonperforming Assets to Total Assets	0.58%	0.72%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	June 30, 2024	December 31, 2023

Total Nonperforming Loans	$14,053	$16,042
Total Portfolio Loans	2,021,588	1,903,288
Nonperforming Loans to Total Portfolio Loans	0.70%	0.84%

Net Charge-Offs to Average Portfolio Loans	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Total Net Charge-Offs	$1,935	$1,583	$3,922	$4,216
Total Average Portfolio Loans	1,992,630	1,802,608	1,960,001	1,777,762
Net Charge-Offs to Average Portfolio Loans, Annualized	0.39%	0.35%	0.40%	0.48%

Tangible Book Value per Share
(in thousands, except per share amounts)	June 30, 2024	December 31, 2023

Total Stockholders' Equity	$267,854	$254,860
Less: Preferred Equity	—	—
Less: Intangible Assets	—	—
Tangible Common Equity	$267,854	$254,860
Period End Shares Outstanding	13,910,467	13,922,532
Tangible Book Value per Share	$19.26	$18.31

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

INTEREST SENSITIVITY GAP

June 30, 2024	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$871,863	$89,098	$312,825	$1,273,786	$767,021	$2,040,807
Securities	4,459	13,424	46,042	63,925	148,922	212,847
Interest-bearing deposits at other financial institutions	117,160	—	—	117,160	—	117,160
Federal funds sold	57	—	—	57	—	57
Total earning assets	$993,539	$102,522	$358,867	$1,454,928	$915,943	$2,370,871

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$13,922	$27,845	$125,301	$167,068	$775,727	$942,795
Time deposits	55,169	122,012	246,703	423,884	49,175	473,059
Total interest-bearing deposits	69,091	149,857	372,004	590,952	824,902	1,415,854
FHLB Advances	—	—	10,000	10,000	22,000	32,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest-bearing liabilities	$69,091	$149,857	$382,004	$600,952	$858,964	$1,459,916

Period gap	$924,448	$(47,335)	$(23,137)	$853,976	$56,979	$910,955
Cumulative gap	924,448	877,113	853,976	853,976	910,955
Ratio of cumulative gap to total earning assets	38.99%	37.00%	36.02%	36.02%	38.42%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2024:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2024	(4.5)%	(5.3)%	(4.4)%	(2.4)%	0.0%	2.4%	4.7%	7.0%	9.3%
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
The following table illustrates the results of our EVE analysis as of June 30, 2024.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2024	(11.0)%	(5.8)%	(2.2)%	(0.8)%	0.0%	(0.1)%	(0.7)%	(0.8)%	(1.1)%

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
Item 1A. RISK FACTORS.
There are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, our Form 10-Q for the first quarter of 2024 and those referenced in other reports on file with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended June 30, 2024.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock or 500,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). On April 13, 2023, the Company announced approval of up to an additional $5.0 million or 175,000 shares of Common Stock incremental to the July 2022 announcement. The program will expire on December 31, 2024. In connection with the pending acquisition of IFHI, the Company temporarily suspended repurchases under its stock program during the first quarter of 2024.
During the three months ended June 30, 2024, the Company did not repurchase any Common Stock under the stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. EXHIBITS.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated March 27, 2024, by and between the Company and Integrated Financial Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 1, 2024).

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 23, 2023).
10.1	Employment Agreement, dated July 15, 2024, between Capital Bank, N.A. and Dominic Canuso (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2024).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended June 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: August 9, 2024	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By: /s/ Dominic Canuso
Name: Dominic Canuso
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

