Form 10-Q
period 2024-09-30
Capital Bancorp Inc
filed 2024-11-12
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2024         OR
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

As of November 7, 2024, the Company had 16,557,640 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$23,462	$14,513
Interest-bearing deposits at other financial institutions	133,180	39,044
Federal funds sold	58	407
Total cash and cash equivalents	156,700	53,964
Investment securities available-for-sale	208,700	208,329
Restricted investments	5,895	4,353
Loans held for sale	19,554	7,481
Portfolio loans receivable, net of deferred fees and costs	2,107,522	1,903,288
Less allowance for credit losses	(31,925)	(28,610)
Total portfolio loans held for investment, net	2,075,597	1,874,678
Premises and equipment, net	5,959	5,069
Accrued interest receivable	12,468	11,494
Deferred tax asset	10,748	12,252
Bank owned life insurance	38,779	37,711
Accounts receivable	597	1,055
Other assets	25,791	9,790
Total assets	$2,560,788	$2,226,176

Liabilities
Deposits
Noninterest-bearing	$718,120	$617,373
Interest-bearing	1,468,104	1,278,623
Total deposits	2,186,224	1,895,996
Federal Home Loan Bank advances	52,000	22,000
Other borrowed funds	12,062	27,062
Accrued interest payable	8,503	5,583
Other liabilities	21,888	20,675
Total liabilities	2,280,677	1,971,316

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 13,917,891 issued and outstanding at September 30, 2024; 13,922,532 issued and outstanding at December 31, 2023	139	139
Additional paid-in capital	55,585	54,473
Retained earnings	232,995	213,345
Accumulated other comprehensive loss	(8,608)	(13,097)
Total stockholders' equity	280,111	254,860
Total liabilities and stockholders' equity	$2,560,788	$2,226,176

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income
Loans, including fees	$50,047	$45,385	$144,313	$129,651
Investment securities available-for-sale	1,343	1,089	3,902	3,732
Federal funds sold and other	1,220	1,267	3,379	2,854
Total interest income	52,610	47,741	151,594	136,237

Interest expense
Deposits	13,902	10,703	39,785	27,866
Borrowed funds	354	228	1,390	1,734
Total interest expense	14,256	10,931	41,175	29,600

Net interest income	38,354	36,810	110,419	106,637
Provision for credit losses	3,748	2,280	9,892	6,802
Provision for credit losses on unfunded commitments	17	24	263	5
Net interest income after provision for credit losses	34,589	34,506	100,264	99,830

Noninterest income
Service charges on deposits	235	250	642	724
Credit card fees	4,055	4,387	12,266	13,303
Mortgage banking revenue	1,882	1,243	5,325	3,730
Other income	463	446	1,264	1,282
Total noninterest income	6,635	6,326	19,497	19,039

Noninterest expenses
Salaries and employee benefits	13,345	12,419	39,524	37,116
Occupancy and equipment	1,791	1,351	5,268	4,100
Professional fees	1,980	2,358	5,696	7,340
Data processing	6,930	6,469	20,479	19,558
Advertising	1,223	1,565	5,327	4,728
Loan processing	615	426	1,462	1,435
Foreclosed real estate expenses, net	1	1	2	7
Merger-related expenses	520	—	1,315	—
Operational losses	1,008	953	2,721	3,123
Other operating	2,312	2,504	6,911	6,453
Total noninterest expenses	29,725	28,046	88,705	83,860
Income before income taxes	11,499	12,786	31,056	35,009
Income tax expense	2,827	2,998	7,617	8,168
Net income	$8,672	$9,788	$23,439	$26,841

Basic earnings per share	$0.62	$0.70	$1.69	$1.91
Diluted earnings per share	$0.62	$0.70	$1.69	$1.90

Weighted average common shares outstanding:
Basic	13,913,639	13,932,848	13,909,090	14,038,230
Diluted	13,950,900	14,023,906	13,909,090	14,111,887

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$8,672	$9,788	$23,439	$26,841

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	5,929	(1,820)	6,024	(883)
Income tax (expense) benefit relating to the items above	(1,423)	28	(1,535)	(209)
Other comprehensive income (loss)	4,506	(1,792)	4,489	(1,092)
Comprehensive income	$13,178	$7,996	$27,928	$25,749

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2022	14,138,829	$141	$58,190	$182,435	$(16,751)	$224,015
Cumulative effect adjustment due to adoption of the CECL standard	—	—	—	(29)	—	(29)
Net income	—	—	—	9,735	—	9,735
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	2,792	2,792
Stock options exercised, net of shares withheld for purchase price	63,064	1	782	(194)	—	589
Shares issued as compensation	28,081	—	585	(39)	—	546
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(850)	—	(850)
Shares repurchased and retired	(146,937)	(1)	(2,718)	—	—	(2,719)
Balance, March 31, 2023	14,083,037	$141	$57,277	$191,058	$(13,959)	$234,517
Net income	—	—	—	7,318	—	7,318
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(2,092)	(2,092)
Stock options exercised, net of shares withheld for purchase price	34,687	—	429	(6)	—	423
Shares issued as compensation	2,097	—	26	(37)	—	(11)
Stock-based compensation	—	—	438	—	—	438
Cash dividends to stockholders ($0.06 per share)	—	—	—	(843)	—	(843)
Shares repurchased and retired	(138,407)	(1)	(2,314)	—	—	(2,315)
Balance, June 30, 2023	13,981,414	$140	$55,856	$197,490	$(16,051)	$237,435
Net income	—	—	—	9,788	—	9,788
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(1,792)	(1,792)
Stock options exercised, net of shares withheld for purchase price	12,244	—	153	(130)	—	23
Stock-based compensation	—	—	441	—	—	441
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,115)	—	(1,115)
Shares repurchased and retired	(100,575)	(1)	(1,901)	—	—	(1,902)
Balance, September 30, 2023	13,893,083	$139	$54,549	$206,033	$(17,843)	$242,878

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2023	13,922,532	$139	$54,473	$213,345	$(13,097)	$254,860
Net income	—	—	—	6,562	—	6,562
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(537)	(537)
Stock options exercised, net of shares withheld for purchase price	10,171	—	146	(39)	—	107
Shares issued as compensation	24,729	—	537	(22)	—	515
Stock-based compensation	—	—	472	—	—	472
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,115)	—	(1,115)
Shares repurchased and retired	(67,869)	—	(1,399)	—	—	(1,399)
Balance, March 31, 2024	13,889,563	$139	$54,229	$218,731	$(13,634)	$259,465
Net income	—	—	—	8,205	—	8,205
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	520	520
Stock options exercised, net of shares withheld for purchase price	20,438	—	293	—	—	293
Shares issued as compensation	466	—	8	—	—	8
Stock-based compensation	—	—	475	—	—	475
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,112)	—	(1,112)
Balance, June 30, 2024	13,910,467	$139	$55,005	$225,824	$(13,114)	$267,854
Net income	—	—	—	8,672	—	8,672
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	4,506	4,506
Stock options exercised, net of shares withheld for purchase price	7,424	—	105	(110)	—	(5)
Stock-based compensation	—	—	475	—	—	475
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,391)	—	(1,391)
Balance, September 30, 2024	13,917,891	$139	$55,585	$232,995	$(8,608)	$280,111

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$23,439	$26,841
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	9,892	6,802
Provision for credit losses on unfunded commitments	263	5
(Release of) provision for mortgage put-back reserve, net	(53)	12
Net amortization on investments	53	82
Premises and equipment depreciation	246	235
Lease asset (accretion) amortization	(997)	396
Increase in cash surrender value of BOLI	(1,068)	(791)
Executive long-term incentive plan expense	428	297
Stock-based compensation expense	1,422	1,317
Director and employee compensation paid in Company stock	523	535
Deferred income tax benefit	(31)	(76)
Valuation allowance on derivatives	9	8
(Decrease) increase in valuation of loans held for sale carried at fair value	(32)	6
Proceeds from sales of loans held for sale	161,320	144,871
Originations of loans held for sale	(173,361)	(142,304)
Changes in assets and liabilities:
Accrued interest receivable	(974)	(1,742)
Taxes payable	(329)	450
Accounts receivable	458	(231)
Other assets	(16,009)	(550)
Accrued interest payable	2,920	4,173
Other liabilities	903	889
Net cash provided by operating activities	9,022	41,225

Cash flows from investing activities
Purchases of securities available-for-sale	(33,130)	—
Proceeds from calls and maturities of securities available-for-sale	38,730	45,461
Net (purchases) sales of restricted investments	(1,542)	3,022
Net increase in portfolio loans receivable	(210,811)	(137,636)
Net purchases of premises and equipment	(139)	(2,542)
Net cash used in investing activities	(206,892)	(91,695)

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	100,747	6,490
Interest-bearing deposits	189,481	203,426
Federal Home Loan Bank advances (repayments)	30,000	(85,000)
Other borrowed funds	(15,000)	—
Dividends paid	(3,618)	(2,808)
Repurchase of common stock	(1,399)	(6,936)
Net proceeds from exercise of stock options	395	1,035
Net cash provided by financing activities	300,606	116,207

Net increase in cash and cash equivalents	102,736	65,737

Cash and cash equivalents, beginning of year	$53,964	80,415

Cash and cash equivalents, end of period	$156,700	$146,152

Noncash investing and financing activities:
Change in unrealized gains (losses) on investments	$6,024	$(883)

Cash paid during the period for:
Taxes	$71	$7,704
Interest	$38,255	$25,427

See accompanying Notes to Unaudited Consolidated Financial Statements
8

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and the bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which operates branches in Rockville and Columbia, Maryland; Reston, Virginia; the District of Columbia; and Fort Lauderdale, Florida. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm, and issues credit cards through OpenSky™, a digitally-driven nationwide credit card platform providing secured, partially secured, and unsecured credit solutions.
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At September 30, 2024, Church Street Capital had loans totaling $6.2 million with a collectively assessed allowance for credit losses (“ACL”) of $184 thousand. Refer to Note 5 - “Portfolio Loans Receivable and Allowance for Credit Losses” to the “Notes to Unaudited Consolidated Financial Statements” for further discussion of the consolidated ACL.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Note 1 - Nature of Business and Basis of Presentation (continued)
basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our significant accounting policies during the three and nine months ended September 30, 2024.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Acquisition
Acquisition of Integrated Financial Holdings, Inc.
On October 1, 2024, the Company completed its previously announced merger (the “Merger”) with Integrated Financial Holdings, Inc., a North Carolina corporation (“IFHI”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of March 27, 2024. At the effective time of the Merger (the “Effective Time”), IFHI merged with and into the Company, with the Company continuing as the surviving corporation in the Merger. Immediately following the Merger, West Town Bank & Trust, merged with and into Capital Bank, with Capital Bank as the surviving bank.
In accordance with the terms of the Merger Agreement, each share of IFHI’s common stock, par value $1.00 per share was converted into the right to receive (i) 1.115 shares of the Company’s common stock, par value $0.01 per share, and (ii) subject to certain adjustments, $5.36 in cash per share of IFHI common stock, par value $1.00 per share, held immediately prior to the Effective Time, as well as cash in lieu of fractional shares of the Company’s common stock. In addition, each stock option granted by IFHI to purchase shares of IFHI common stock, whether vested or unvested, outstanding immediately prior to the Effective Time, was assumed by the Company and converted into an equivalent option to purchase the Company’s common stock, with the same terms and conditions as applied to the IFHI stock option.
During the three and nine months ended September 30, 2024, the Company incurred merger-related expenses related to the acquisition of IFHI totaling $0.5 million and $1.3 million, respectively.
Note 3 - Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. The Bank is required by regulations to maintain an average cash reserve balance based on a percentage of deposits; however, on March 15, 2020, the Federal Reserve announced that, due to economic conditions, reserve requirement ratios for all depository institutions would be reduced to zero percent effective March 26, 2020. The reserve requirement is still at zero percent as of September 30, 2024.
Note 4 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of securities available-for-sale at September 30, 2024 and December 31, 2023, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)

(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
U.S. Treasuries	$135,903	$130	$(8,229)	$—	$127,804
Municipal	11,699	15	(1,947)	—	9,767
Corporate	5,000	—	(320)	—	4,680
Asset-backed securities	5,652	20	(15)	—	5,657
Mortgage-backed securities	61,772	402	(1,382)	—	60,792
Total	$220,026	$567	$(11,893)	$—	$208,700

December 31, 2023
U.S. Treasuries	$161,420	$—	$(12,192)	$—	$149,228
Municipal	11,699	4	(2,331)	—	9,372
Corporate	5,000	—	(587)	—	4,413
Asset-backed securities	7,069	13	(37)	—	7,045
Mortgage-backed securities	40,491	—	(2,220)	—	38,271
Total	$225,679	$17	$(17,367)	$—	$208,329
There were no securities sold during the nine months ended September 30, 2024 or the nine months ended September 30, 2023. There was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2024 and December 31, 2023.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2024		December 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$30,000	$29,725	$39,918	$39,294
One to five years	86,118	80,869	101,688	93,218
Five to ten years	29,793	26,396	26,215	22,511
Beyond ten years	6,691	5,261	10,298	7,990
Asset-backed securities(1)	5,652	5,657	7,069	7,045
Mortgage-backed securities(1)	61,772	60,792	40,491	38,271
Total	$220,026	$208,700	$225,679	$208,329
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.

There were no securities pledged at September 30, 2024 and December 31, 2023 to secure public deposits and repurchase agreements. Pledged securities at the Federal Reserve’s Bank Term Funding Program (“BTFP”) totaled $170.7 million at December 31, 2023 with no securities pledged as of September 30, 2024 as the program ended during the first quarter 2024.
At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an ACL has not been recorded at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
U.S. Treasuries	$—	$—	$122,994	$(8,229)	$122,994	$(8,229)
Municipal	—	—	8,849	(1,947)	8,849	(1,947)
Corporate	—	—	4,680	(320)	4,680	(320)
Asset-backed securities	—	—	3,461	(15)	3,461	(15)
Mortgage-backed securities	7,064	(5)	23,918	(1,377)	30,982	(1,382)
Total	$7,064	$(5)	$163,902	$(11,888)	$170,966	$(11,893)

December 31, 2023
U.S. Treasuries	$—	$—	$149,228	$(12,192)	$149,228	$(12,192)
Municipal	—	—	8,473	(2,331)	8,473	(2,331)
Corporate	—	—	4,413	(587)	4,413	(587)
Asset-backed securities	—	—	5,154	(37)	5,154	(37)
Mortgage-backed securities	6,057	(8)	32,214	(2,212)	38,271	(2,220)
Total	$6,057	$(8)	$199,482	$(17,359)	$205,539	$(17,367)
As of September 30, 2024, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of September 30, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at September 30, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities — There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 82% of the portfolio; AA+ - 8%; AA - 10%.
Asset-backed Securities — There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of September 30, 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	September 30, 2024		December 31, 2023
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$623,684	30%	$573,104	30%
Commercial	787,158	37%	684,229	35%
Construction	301,909	14%	290,108	15%
Commercial and Industrial	271,811	13%	239,208	13%
Credit card, net of reserve(1)	127,098	6%	123,331	7%
Other consumer	2,045	—%	950	—%
Portfolio loans receivable, gross	2,113,705	100%	1,910,930	100%
Deferred origination fees, net	(6,183)		(7,642)
Allowance for credit losses	(31,925)		(28,610)
Portfolio loans receivable, net	$2,075,597		$1,874,678
_____________
(1)    Credit card loans are presented net of reserve for interest and fees.

The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the three and nine months ended September 30, 2024 and September 30, 2023.

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2024
Real estate:
Residential	$5,999	$(21)	$4	$—	$5,982
Commercial	11,682	593	(570)	—	11,705
Construction	2,299	305	—	—	2,604
Commercial and Industrial	4,076	577	(368)	2	4,287
Credit card	6,758	2,294	(1,727)	4	7,329
Other consumer	18	—	—	—	18
Total	$30,832	$3,748	$(2,661)	$6	$31,925

Nine Months Ended September 30, 2024
Real estate:
Residential	$5,518	$1,094	$(630)	$—	$5,982
Commercial	10,316	1,959	(570)	—	11,705
Construction	2,271	333	—	—	2,604
Commercial and Industrial	4,406	349	(470)	2	4,287
Credit card	6,087	6,151	(5,019)	110	7,329
Other consumer	12	6	—	—	18
Total	$28,610	$9,892	$(6,689)	$112	$31,925

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

(in thousands)	Beginning Balance	Other	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2023
Real estate:
Residential	$5,419	$91	$269	$—	$—	$5,779
Commercial	9,245	193	(199)	—	39	9,278
Construction	1,868	—	383	—	—	2,251
Commercial and Industrial	5,239	—	(35)	(77)	11	5,138
Credit card	5,707	—	1,870	(1,753)	—	5,824
Other consumer	17	—	(8)	—	—	9
Total	$27,495	$284	$2,280	$(1,830)	$50	$28,279

Nine Months Ended September 30, 2023
Real estate:
Residential	$4,283	$91	$1,405	$—	$—	$5,779
Commercial	12,039	193	(2,050)	(943)	39	9,278
Construction	1,809	—	442	—	—	2,251
Commercial and Industrial	4,008	—	1,186	(77)	21	5,138
Credit card	5,033	—	5,827	(5,036)	—	5,824
Other consumer	17	—	(8)	—	—	9
Total	$27,189	$284	$6,802	$(6,056)	$60	$28,279

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of September 30, 2024 and December 31, 2023 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
September 30, 2024
Real estate:
Residential	$2,642	$1,184	$6,096	$9,922	$613,762	$623,684	$—	$6,365
Commercial	788	9,771	2,280	12,839	774,319	787,158	100	2,423
Construction	—	—	4,343	4,343	297,566	301,909	—	4,335
Commercial and Industrial	114	370	1,875	2,359	269,452	271,811	—	2,337
Credit card	7,402	7,006	1,498	15,906	111,192	127,098	1,498	—
Other consumer	—	—	—	—	2,045	2,045	—	—
Total	$10,946	$18,331	$16,092	$45,369	$2,068,336	$2,113,705	$1,598	$15,460

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2023
Real estate:
Residential	$2,201	$3,096	$11,066	$16,363	$556,741	$573,104	$17	$11,398
Commercial	1,577	322	582	2,481	681,748	684,229	—	582
Construction	—	1,165	3,296	4,461	285,647	290,108	—	3,288
Commercial and Industrial	1,356	74	454	1,884	237,324	239,208	—	774
Credit card	7,767	6,877	519	15,163	108,168	123,331	519	—
Other consumer	—	—	—	—	950	950	—	—
Total	$12,901	$11,534	$15,917	$40,352	$1,870,578	$1,910,930	$536	$16,042
There were $5.4 million and $8.1 million of loans secured by one-to-four family residential properties in the process of foreclosure as of September 30, 2024 and December 31, 2023, respectively.
The increase in loans 60-89 days past due at September 30, 2024 from December 31, 2023 includes a single owner-occupied commercial real estate loan relationship with a total outstanding exposure amount of $11.6 million. The borrower fell behind in payments due to unexpected timing delays in the collection of outstanding receivables. Payments have resumed. The borrower remains actively engaged with the Company in resolving the past due status. Of the total outstanding exposure, $3.9 million is now considered current.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans
(in thousands)

Real estate:
Residential	$6,012	$353	$6,365	$125
Commercial	2,272	151	2,423	64
Construction	4,335	—	4,335	323
Commercial and Industrial	1,795	542	2,337	162
Total	$14,414	$1,046	$15,460	$674

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans

Real estate:
Residential	$11,152	$246	$11,398	$236
Commercial	582	—	582	46
Construction	3,288	—	3,288	185
Commercial and Industrial	598	176	774	71
Total	$15,620	$422	$16,042	$538
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
•Commercial real estate loans can be secured by either owner-occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development and/or industrial properties, as well as other commercial or industrial real estate.
•Construction loans are typically secured by owner-occupied commercial real estate or non-owner occupied investment real estate. Typically, owner-occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by office buildings and complexes, multi-family complexes, land under development and/or other commercial and industrial real estate in process of construction.
•Commercial and industrial loans are generally secured by equipment, inventory, accounts receivable and/or other commercial property.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	September 30, 2024	December 31, 2023
Real estate:
Residential	$5,195	$11,152
Commercial	2,423	582
Construction	5,506	3,288
Commercial and Industrial	901	657
Total	$14,025	$15,679
Of the collateral dependent loans as of September 30, 2024, a specific reserve of $353 thousand, $151 thousand and $192 thousand was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2023, a specific reserve of $115 thousand was assessed for commercial and industrial loans.
The Company did not make any modifications on loans to borrowers experiencing financial difficulty during the three months ended September 30, 2024. The Company made 3 loan modifications on loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 as follows:

Interest rate reduction
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$760	0.199%	Reduced contractual interest rate from 8.375% to 6.375%.
Residential - Home Equity	91	0.164%	Reduced contractual interest rate from 10.49% to 6.375%.
Commercial and Industrial	112	0.044%	Reduced contractual interest rate from 11.25% to 6.00%.
Total	$963

Term extension
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$760	0.199%	Added 1 year to the life of the loan which reduced monthly payment amount for the borrower.
Residential - Home Equity	91	0.164%	Added 22 years to the life of the loan which reduced monthly payment amount for the borrower.
Commercial and Industrial	112	0.044%	Provided 6 months payment deferral to borrower through the Bank’s standard deferral program. The 6 monthly payments were added to the end of the original loan term.
Total	$963
The Company did not make any modifications on loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.
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

September 30, 2024	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential – Real estate
Pass	$107,537	$127,435	$124,543	$73,180	$70,915	$108,952	$—	$612,562
Special Mention	—	—	146	140	3,605	284	—	4,175
Substandard	—	—	—	788	—	6,159	—	6,947
Doubtful	—	—	—	—	—	—	—	—
Total	107,537	127,435	124,689	74,108	74,520	115,395	—	623,684
Commercial – Real estate
Pass	140,849	66,138	153,913	139,391	75,637	188,033	—	763,961
Special Mention	—	2,300	10,778	—	—	2,290	—	15,368
Substandard	—	—	6,705	—	320	804	—	7,829
Doubtful	—	—	—	—	—	—	—	—
Total	140,849	68,438	171,396	139,391	75,957	191,127	—	787,158
Construction – Real estate
Pass	62,238	141,079	48,890	23,269	15,188	6,903	—	297,567
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,500	2,842	—	4,342
Doubtful	—	—	—	—	—	—	—	—
Total	62,238	141,079	48,890	23,269	16,688	9,745	—	301,909
Commercial and Industrial
Pass	64,379	62,304	60,045	25,969	6,869	46,791	—	266,357
Special Mention	245	—	508	—	—	41	—	794
Substandard	—	141	598	205	3,243	473	—	4,660
Doubtful	—	—	—	—	—	—	—	—
Total	64,624	62,445	61,151	26,174	10,112	47,305	—	271,811
Other consumer
Pass	1,211	—	198	108	101	427	—	2,045
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,211	—	198	108	101	427	—	2,045
Credit card
Ungraded	—	—	—	—	—	—	127,098	127,098
Portfolio loans receivable, gross	$376,459	$399,397	$406,324	$263,050	$177,378	$363,999	$127,098	$2,113,705

September 30, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Gross Charge-Offs
Residential	$—	$—	$—	$—	$—	$630	$—	$630
Commercial	—	—	570	—	—	—	—	570
Commercial and Industrial	—	80	306	—	—	84	—	470
Credit card	—	—	—	—	—	—	5,019	5,019
Total	$—	$80	$876	$—	$—	$714	$5,019	$6,689

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2023	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential – Real estate
Pass	$140,394	$137,362	$76,556	$76,938	$36,122	$88,055	$—	$555,427
Special Mention	—	—	134	3,670	1,176	288	—	5,268
Substandard	—	33	—	—	26	12,350	—	12,409
Doubtful	—	—	—	—	—	—	—	—
Total	140,394	137,395	76,690	80,608	37,324	100,693	—	573,104
Commercial – Real estate
Pass	62,095	185,776	145,756	68,748	96,238	116,347	—	674,960
Special Mention	—	6,897	—	—	805	985	—	8,687
Substandard	—	—	—	—	582	—	—	582
Doubtful	—	—	—	—	—	—	—	—
Total	62,095	192,673	145,756	68,748	97,625	117,332	—	684,229
Construction – Real estate
Pass	142,157	72,240	46,180	16,859	6,246	2,517	—	286,199
Special Mention	—	—	—	—	—	614	—	614
Substandard	—	—	—	1,254	597	1,444	—	3,295
Doubtful	—	—	—	—	—	—	—	—
Total	142,157	72,240	46,180	18,113	6,843	4,575	—	290,108
Commercial and Industrial
Pass	70,540	71,689	28,007	9,364	18,036	37,392	—	235,028
Special Mention	—	156	—	2,406	47	273	—	2,882
Substandard	30	814	211	—	42	201	—	1,298
Doubtful	—	—	—	—	—	—	—	—
Total	70,570	72,659	28,218	11,770	18,125	37,866	—	239,208
Other consumer
Pass	75	278	147	116	—	334	—	950
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	75	278	147	116	—	334	—	950
Credit card
Ungraded	—	—	—	—	—	—	123,331	123,331
Portfolio loans receivable, gross	$415,291	$475,245	$296,991	$179,355	$159,917	$260,800	$123,331	$1,910,930

December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Gross Charge-Offs
Residential	$—	$—	$—	$—	$—	$670	$—	$670
Commercial	—	—	—	—	943	—	—	943
Commercial and Industrial	—	98	—	—	—	—	—	98
Credit card	—	—	—	—	—	—	7,076	7,076
Total	$—	$98	$—	$—	$943	$670	$7,076	$8,787

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Unused lines of credit
Real Estate:
Residential	$20,954	$15,436
Residential - Home Equity	45,957	43,892
Commercial	42,809	20,424
Construction	90,871	98,777
Commercial and Industrial	77,391	42,751
Credit card(1)	125,304	114,882
Other consumer	254	310
Total	$403,540	$336,472

Letters of credit	$4,633	$4,641
_______________
(1)Outstanding loan commitments in the credit card portfolio include $100.0 million and $98.2 million in secured and partially secured balances as of September 30, 2024 and December 31, 2023, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at beginning of period	$1,052	$888	$806	$1,682
Impact of adopting the CECL standard on January 1, 2023	—	—	—	(775)
Provision for credit losses on unfunded commitments	17	24	263	5
Balance at end of period	$1,069	$912	$1,069	$912
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at beginning of period	$912	$1,182	$985	$1,174
(Release of) provision for mortgage loan put-back reserve	20	4	(53)	12
Balance at end of period	$932	$1,186	$932	$1,186
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
The following table reports the commitment and fair value amounts on the outstanding derivatives:

(in thousands)	September 30, 2024	December 31, 2023
Notional amount of open forward sales agreements	$15,000	$—
Fair value of open forward delivery sales agreements	8	—
Notional amount of interest rate lock commitments	11,065	—
Fair value of interest rate lock commitments	(8)	—
Note 7 - Leases
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. The Company leases five of its full service branches and four other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been designated as operating leases. The Company does not have leases designated as finance leases.
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

Note 7 - Leases (continued)
commencement date in determining the present value of lease payments. The historical weighted average discount rate was 4.27% at September 30, 2024 and 3.79% at December 31, 2023. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of September 30, 2024, the Company’s net lease ROU assets and related lease liabilities were $3.8 million and $4.4 million, respectively, compared to December 31, 2023 balances of $3.6 million of ROU assets and $3.8 million of lease liabilities, and have remaining terms ranging from one to nine years, including extension options that the Company is reasonably certain will be exercised. As of September 30, 2024, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

(in thousands)	September 30, 2024	December 31, 2023
Lease Right of Use Asset:
Lease asset	$6,069	$6,810
Less: Accumulated amortization	(2,226)	(3,223)
Net lease asset	$3,843	$3,587

Lease Liability:
Lease liability	$6,404	6,892
Less: Accumulated amortization	(2,053)	(3,101)
Net lease liability	$4,351	$3,791
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	September 30, 2024
Amounts due in:
2024	$248
2025	1,112
2026	1,081
2027	576
2028	450
2029 and thereafter	1,629
Total future lease payments	5,096
Discount of cash flows	(745)
Present value of net future lease payments	$4,351

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
The Company used the following methods and significant assumptions to estimate fair value on a recurring basis:
Investment securities available-for-sale - The fair values for investment securities available-for-sale are provided by an independent pricing service and are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 as follows:

(in thousands)
September 30, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale
U.S. Treasuries	$127,804	$127,804	$—	$—
Municipal	9,767	—	9,767	—
Corporate	4,680	—	4,680	—
Asset-backed securities	5,657	—	5,657	—
Mortgage-backed securities	60,792	—	60,792	—
Total	$208,700	$127,804	$80,896	$—
Loans held for sale	$19,554	$—	$19,554	$—
Derivative assets	$8	$—	$8	$—
Derivative liabilities	$8	$—	$8	$—

December 31, 2023
Investment securities available-for-sale
U.S. Treasuries	$149,228	$149,228	$—	$—
Municipal	9,372	—	9,372	—
Corporate	4,413	—	4,413	—
Asset-backed securities	7,045	—	7,045	—
Mortgage-backed securities	38,271	—	38,271	—
Total	$208,329	$149,228	$59,101	$—
Loans held for sale	$7,481	$—	$7,481	$—
Derivative assets	$—	$—	$—	$—
Derivative liabilities	$—	$—	$—	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	September 30, 2024	December 31, 2023
Aggregate fair value	$19,554	$7,481
Contractual principal	15,218	5,168
Difference	$4,336	$2,313

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of September 30, 2024 and December 31, 2023, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2024 and December 31, 2023, the fair values consist of loan balances of $15.5 million and $16.0 million, with specific reserves of $1.0 million and $422 thousand, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of September 30, 2024 and December 31, 2023, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023 as follows:

(in thousands)	September 30, 2024	December 31, 2023
Individually evaluated loans for credit loss, net
Level 3 inputs	$14,456	$15,620
Total	$14,456	$15,620
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2024 and December 31, 2023:

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
As of September 30, 2024, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2023. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually analyzed loans, and all other loans. The results are then adjusted to account for credit risk as described above, and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$23,462	$23,462	$14,513	$14,513
Interest-bearing deposits at other financial institutions	133,180	133,180	39,044	39,044
Federal funds sold	58	58	407	407
Level 3
Portfolio loans receivable, net	$2,075,597	$2,056,729	$1,874,678	$1,855,158
Restricted investments	5,895	5,895	4,353	4,353

Financial liabilities
Level 1
Noninterest-bearing deposits	$718,120	$717,951	$617,373	$617,373
Level 3
Interest-bearing deposits	$1,468,104	$1,470,711	$1,278,623	$1,280,682
FHLB advances and other borrowed funds	64,062	62,302	49,062	46,634

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The following schedule presents financial information for each reportable segment at September 30, 2024 and September 30, 2023.

For the Three Months Ended September 30, 2024
(in thousands)	Commercial Bank	CBHL	OpenSky™	Corporate(2)	Eliminations	Consolidated
Interest income	$35,805	$161	$15,625	$1,049	$(30)	$52,610
Interest expense	13,984	108	—	194	(30)	14,256
Net interest income	21,821	53	15,625	855	—	38,354
Provision for credit losses	1,453	—	2,294	1	—	3,748
Provision for credit losses on unfunded commitments	17	—	—	—	—	17
Net interest income after provision	20,351	53	13,331	854	—	34,589
Noninterest income	726	1,811	4,096	2	—	6,635
Noninterest expense(1)	12,422	2,395	13,276	1,632	—	29,725
Net income (loss) before taxes	$8,655	$(531)	$4,151	$(776)	$—	$11,499

Total assets	$2,358,555	$19,831	$121,587	$300,325	$(239,510)	$2,560,788

For the Three Months Ended September 30, 2023
Interest income	$30,409	$111	$16,143	$1,162	$(84)	$47,741
Interest expense	10,736	32	—	247	(84)	10,931
Net interest income	19,673	79	16,143	915	—	36,810
Provision for credit losses	275	—	1,875	130	—	2,280
Provision for credit losses on unfunded commitments	24	—	—	—	—	24
Net interest income after provision	19,374	79	14,268	785	—	34,506
Noninterest income	665	1,255	4,405	1	—	6,326
Noninterest expense(1)	12,610	1,880	13,227	329	—	28,046
Net income (loss) before taxes	$7,429	$(546)	$5,446	$457	$—	$12,786

Total assets	$2,102,749	$5,280	$116,318	$264,950	$(216,813)	$2,272,484
(1)     Noninterest expense includes $6.2 million and $6.1 million in data processing expense in the OpenSky™ segment for the three months ended September 30, 2024 and 2023, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Nine Months Ended September 30, 2024
(in thousands)	Commercial Bank	CBHL	OpenSky™	Corporate(2)	Eliminations	Consolidated
Interest income	$102,269	$376	$46,331	$2,772	$(154)	$151,594
Interest expense	40,450	232	—	647	(154)	41,175
Net interest income	61,819	144	46,331	2,125	—	110,419
Provision for credit losses	3,680	—	6,152	60	—	9,892
Provision for credit losses on unfunded commitments	263	—	—	—	—	263
Net interest income after provision	57,876	144	40,179	2,065	—	100,264
Noninterest income	2,107	5,008	12,379	3	—	19,497
Noninterest expense(1)	36,890	7,000	40,650	4,165	—	88,705
Net income (loss) before taxes	$23,093	$(1,848)	$11,908	$(2,097)	$—	$31,056

Total assets	$2,358,555	$19,831	$121,587	$300,325	$(239,510)	$2,560,788

For the Nine Months Ended September 30, 2023
Interest income	$85,451	$299	$47,441	$3,274	$(228)	$136,237
Interest expense	29,012	104	—	712	(228)	29,600
Net interest income	56,439	195	47,441	2,562	—	106,637
Provision for credit losses	849	—	5,823	130	—	6,802
Provision for credit losses on unfunded commitments	5	—	—	—	—	5
Net interest income after provision	55,585	195	41,618	2,432	—	99,830
Noninterest income	1,964	3,743	13,329	3	—	19,039
Noninterest expense(1)	36,043	6,538	40,083	1,196	—	83,860
Net income (loss) before taxes	$21,506	$(2,600)	$14,864	$1,239	$—	$35,009

Total assets	$2,102,749	$5,280	$116,318	$264,950	$(216,813)	$2,272,484
(1)     Noninterest expense includes $18.7 million and $17.9 million in data processing expense in OpenSky’s™ segment for the nine months ended September 30, 2024 and 2023, respectively.
(2)    The Corporate segment invests idle cash in revenue producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.

Note 10 - Subsequent Events
In October 2024, the Company’s Board of Directors declared a $0.10 per share dividend, payable on November 20, 2024 to shareholders of record on November 4, 2024.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.
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
General Business Operations
•the effect of acquisitions we may make, such as our recent acquisition of Integrated Financial Holdings, Inc. (“IFHI”), including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;
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
Overview
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly-owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland, received its charter in 1999 and began operations the same year. We serve businesses, not-for-profit associations, entrepreneurs and others throughout the Washington, D.C. and Baltimore, Maryland metropolitan areas and Fort Lauderdale, Florida through five commercial bank branches, one mortgage office, and two loan production offices.
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

Capital
As of September 30, 2024, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. There are no conditions or events since that notification that management believes would change the Bank’s classification. We closely monitor our capital position and intend to take appropriate steps to ensure that our level of capital remains strong.
Acquisition of Integrated Financial Holdings, Inc.
On October 1, 2024, the Company completed its previously announced merger (the “Merger”) with IFHI pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of March 27, 2024. At the effective time of the Merger (the “Effective Time”), IFHI merged with and into the Company, with the Company continuing as the surviving corporation in the Merger. Immediately following the Merger, West Town Bank & Trust, merged with and into Capital Bank, with Capital Bank as the surviving bank.
In accordance with the terms of the Merger Agreement, each share of IFHI’s common stock, par value $1.00 per share was converted into the right to receive (i) 1.115 shares of the Company’s common stock, par value $0.01 per share, and (ii) subject to certain adjustments, $5.36 in cash per share of IFHI common stock, par value $1.00 per share, held immediately prior to the Effective Time, as well as cash in lieu of fractional shares of the Company’s common stock. In addition, each stock option granted by IFHI to purchase shares of IFHI common stock, whether vested or unvested, outstanding immediately prior to the Effective Time, was assumed by the Company and converted into an equivalent option to purchase the Company’s common stock, with the same terms and conditions as applied to the IFHI stock option.
As of the closing, IFHI had more than $541 million in assets, $424 million in gross loans and $450 million in total deposits and operated one banking office located in North Riverside, Illinois.
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

Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
	2024	2023	% Change
(in thousands)
Interest income	$52,610	$47,741	10.2%
Interest expense	14,256	10,931	30.4%
Net interest income	38,354	36,810	4.2%
Provision for credit losses	3,748	2,280	64.4%
Provision for credit losses on unfunded commitments	17	24	(29.2)%
Net interest income after provision	34,589	34,506	0.2%
Noninterest income	6,635	6,326	4.9%
Noninterest expenses	29,725	28,046	6.0%
Net income before income taxes	11,499	12,786	(10.1)%
Income tax expense	2,827	2,998	(5.7)%
Net income	$8,672	$9,788	(11.4)%
Net income for the three months ended September 30, 2024 was $8.7 million, compared to net income of $9.8 million for the same period in 2023, an 11.4% decrease. Net income, as adjusted to exclude the impact of merger-related expenses (non-GAAP, excluding merger-related expenses), was $9.2 million for the three months ended September 30, 2024. Net interest income increased by $1.5 million, or 4.2%, to $38.4 million when comparing the three months ended September 30, 2024 to the three months ended September 30, 2023, primarily due to increased average balances of $205.8 million in portfolio loans partially offset by increases in the cost of funding. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
The provision for credit losses for the three months ended September 30, 2024 was $3.7 million, an increase of $1.5 million from the same period in 2023. Net charge-offs for the three months ended September 30, 2024 were $2.7 million, or 0.51% on an annualized basis of average portfolio loans, compared to $1.8 million, or 0.38% on an annualized basis of average loans for the same period in 2023. Of the $2.7 million in net charge-offs during the quarter, $1.0 million related to secured and partially secured credit cards and $0.7 million related to unsecured credit cards. Further, $0.6 million of net charge-offs were related to commercial real estate loans and $0.4 million were related to commercial and industrial loans.
For the three months ended September 30, 2024, noninterest income of $6.6 million increased $0.3 million, or 4.9%, from the same period in 2023. Mortgage banking revenue of $1.9 million increased $0.6 million primarily due to increased mortgage loans sold while credit card fees of $4.1 million decreased $0.3 million primarily related to lower interchange and other fee income.
Noninterest expense was $29.7 million for the three months ended September 30, 2024, as compared to $28.0 million for the three months ended September 30, 2023. The change includes increases in salaries and employee benefits expenses of $0.9 million, data processing expense of $0.5 million, merger-related expenses of $0.5 million, occupancy and equipment expenses of $0.4 million, loan processing expenses of $0.2 million and operational losses of $0.1 million. Offsetting decreases include professional fees of $0.4 million, advertising expenses of $0.3 million and other operating expense of $0.2 million.

	Nine Months Ended September 30,
	2024	2023	% Change
(in thousands)
Interest income	$151,594	$136,237	11.3%
Interest expense	41,175	29,600	39.1%
Net interest income	110,419	106,637	3.5%
Provision for credit losses	9,892	6,802	45.4%
Provision for credit losses on unfunded commitments	263	5	5,160.0%
Net interest income after provision	100,264	99,830	0.4%
Noninterest income	19,497	19,039	2.4%
Noninterest expenses	88,705	83,860	5.8%
Net income before income taxes	31,056	35,009	(11.3)%
Income tax expense	7,617	8,168	(6.7)%
Net income	$23,439	$26,841	(12.7)%
Net income for the nine months ended September 30, 2024 was $23.4 million, compared to net income of $26.8 million for the same period in 2023, a 12.7% decrease. Net interest income increased $3.8 million, or 3.5%, to $110.4 million when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023, primarily due to increased average balances of $190.1 million in portfolio loans combined with a 5 basis point increase in the yield on portfolio loans, offset by increases in the cost of funding.
The provision for credit losses for the nine months ended September 30, 2024 was $9.9 million, an increase of $3.1 million, or 45.4%, from the provision for credit losses for the nine months ended September 30, 2023, attributable primarily to portfolio loan growth and specific reserves of $1.0 million for collateral dependent loans at September 30, 2024 as compared to $0.7 million at September 30, 2023. Net charge-offs for the nine months ended September 30, 2024 were $6.6 million, or 0.44% on an annualized basis of average portfolio loans, compared to $6.0 million, or 0.45% on an annualized basis of average loans for the same period in 2023.
For the nine months ended September 30, 2024, noninterest income was $19.5 million, an increase of $0.5 million, or 2.4%, from $19.0 million in the prior year period. Mortgage banking revenue of $5.3 million increased $1.6 million due to an increase in home loan sales while credit card fees of $12.3 million declined $1.0 million from lower interchange and other fee income recognized compared to the prior year.
Noninterest expense was $88.7 million for the nine months ended September 30, 2024, as compared to $83.9 million for the nine months ended September 30, 2023, an increase of $4.8 million, or 5.8%. The change includes increases in salaries and employee benefits expenses of $2.4 million, or 6.5%, merger-related expenses of $1.3 million, occupancy and equipment expenses of $1.2 million, data processing expense of $0.9 million, advertising expenses of $0.6 million and other operating expenses of $0.5 million partially offset by a decrease in professional fees of $1.6 million and other operating losses of $0.4 million.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time period shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$91,089	$1,137	4.97%	$87,112	$1,183	5.39%
Federal funds sold	57	1	6.98	1,134	15	5.25
Investment securities available-for-sale	221,303	1,343	2.41	229,731	1,089	1.88
Restricted investments	4,911	82	6.64	4,058	69	6.75
Loans held for sale	9,967	161	6.43	6,670	111	6.60
Portfolio loans receivable(2)(3)	2,053,619	49,886	9.66	1,847,772	45,274	9.72
Total interest earning assets	2,380,946	52,610	8.79	2,176,477	47,741	8.70
Noninterest earning assets	56,924			44,640
Total assets	$2,437,870			$2,221,117

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$228,365	$321	0.56%	$215,527	$71	0.13%
Savings	4,135	5	0.48	5,582	3	0.21
Money market accounts	698,239	7,442	4.24	655,990	6,373	3.85
Time deposits	479,824	6,134	5.09	374,429	4,256	4.51
Borrowed funds	43,655	354	3.23	34,932	228	2.59
Total interest-bearing liabilities	1,454,218	14,256	3.90	1,286,460	10,931	3.37
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	28,834			25,047
Noninterest-bearing deposits	680,731			666,939
Stockholders’ equity	274,087			242,671
Total liabilities and stockholders’ equity	$2,437,870			$2,221,117

Net interest spread			4.89%			5.33%
Net interest income		$38,354			$36,810
Net interest margin(4)			6.41%			6.71%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended September 30, 2024 and 2023, collectively, portfolio loans yield excluding credit card loans was 7.15% and 6.76%, respectively.
(4)For the three months ended September 30, 2024 and 2023, collectively, credit card loans accounted for 233 and 266 basis points of the reported net interest margin, respectively.

The net interest margin decreased 30 basis points to 6.41% for the three months ended September 30, 2024 from the same period in 2023 as the increase in the cost of deposits, including money market accounts and time deposits, outpaced the increase in portfolio loan yields, including credit card loans. Net interest margin, excluding credit card loans, increased to 4.08% for the three months ended September 30, 2024, compared to 4.05% for the same period in 2023. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the three months ended September 30, 2024, average interest earning assets increased $204.5 million, or 9.4%, to $2.4 billion as compared to the same period in 2023, and the average yield on interest earning assets increased to 8.79%, a 9 basis point increase from 8.70%. Compared to the same period in the prior year, average interest-bearing liabilities increased $167.8 million, or 13.0%, and the average cost of interest-bearing liabilities increased to 3.90%, a 53 basis point increase from 3.37%.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$84,254	$3,123	4.95%	$72,116	$2,531	4.69%
Federal funds sold	57	3	7.03	1,605	53	4.42
Investment securities available-for-sale	226,151	3,902	2.30	252,993	3,732	1.97
Restricted investments	4,982	253	6.78	5,184	270	6.96
Loans held for sale	7,591	376	6.62	6,145	299	6.51
Portfolio loans receivable(2)(3)	1,991,435	143,937	9.65	1,801,355	129,352	9.60
Total interest earning assets	2,314,470	151,594	8.75	2,139,398	136,237	8.51
Noninterest earning assets	49,458			44,123
Total assets	$2,363,928			$2,183,521

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$209,346	$579	0.37%	$203,099	$208	0.14%
Savings	4,460	7	0.21	5,965	6	0.13
Money market accounts	684,017	21,610	4.22	628,977	16,371	3.48
Time deposits	465,256	17,589	5.05	353,635	11,281	4.27
Borrowed funds	52,461	1,390	3.54	65,192	1,734	3.56
Total interest-bearing liabilities	1,415,540	41,175	3.89	1,256,868	29,600	3.15
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	25,844			22,846
Noninterest-bearing deposits	657,044			665,821
Stockholders’ equity	265,500			237,986
Total liabilities and stockholders’ equity	$2,363,928			$2,183,521

Net interest spread			4.86%			5.36%
Net interest income		$110,419			$106,637
Net interest margin(4)			6.37%			6.66%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the nine months ended September 30, 2024 and 2023, collectively, portfolio loans yield excluding credit card loans was 7.05% and 6.57%, respectively.
(4)For the nine months ended September 30, 2024 and 2023, collectively, credit card loans accounted for 239 and 268 basis points of the reported net interest margin, respectively.

The net interest margin decreased 29 basis points to 6.37% for the nine months ended September 30, 2024 from the same period in 2023. Net interest margin, excluding credit card loans, was 3.98% for the nine months ended September 30, 2024 and 2023. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”

For the nine months ended September 30, 2024, average interest earning assets increased $175.1 million, or 8.2%, to $2.3 billion as compared to the same period in 2023, and the average yield on interest earning assets increased 24 basis points. Compared to the same period in the prior year, average interest-bearing liabilities increased $158.7 million, or 12.6%, while the average cost of interest-bearing liabilities increased 74 basis points to 3.89% from 3.15%.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to			Compared to
	September 30, 2023			September 30, 2023
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$50	$(96)	$(46)	$452	$140	$592
Federal funds sold	(19)	5	(14)	(81)	31	(50)
Investment securities available-for-sale	(51)	305	254	(455)	625	170
Restricted investments	14	(1)	13	(10)	(7)	(17)
Loans held for sale	53	(3)	50	72	5	77
Portfolio loans receivable excluding credit card loans	3,570	1,697	5,267	10,144	6,062	16,206
Credit card loans	335	(990)	(655)	(216)	(1,405)	(1,621)
Total interest income	3,952	917	4,869	9,906	5,451	15,357

Interest Expense:
Interest-bearing demand accounts	18	232	250	17	354	371
Savings	(2)	4	2	(2)	3	1
Money market accounts	450	619	1,069	1,739	3,500	5,239
Time deposits	1,332	546	1,878	4,243	2,065	6,308
Borrowed funds	70	56	126	(334)	(10)	(344)
Total interest expense	1,868	1,457	3,325	5,663	5,912	11,575
Net interest income	$2,084	$(540)	$1,544	$4,243	$(461)	$3,782

Total interest income was impacted by the effect of growth in average portfolio loan balances and increases in market interest rates when comparing the three months ended September 30, 2024 to the same period in 2023. The loan portfolio, excluding credit cards, continued to experience growth through the three months ended September 30, 2024, which contributed an additional $5.3 million in interest income. Total interest expense was impacted by growth in average balances of time deposits and money market accounts contributing $1.3 million and $0.5 million, respectively, in interest expense and increased rates on time deposits and money market accounts, which contributed an additional $0.5 million and $0.6 million, respectively, of interest expense.
When comparing the nine months ended September 30, 2024 to the same period in 2023, the greatest positive impact to total interest income was the effect of growth in average portfolio loan balances and increases in market interest rates. The loan portfolio, excluding credit cards, contributed $10.1 million in interest income from volume and $6.1 million in interest income from an increase in market interest rates for the nine months ended September 30, 2024 compared to the same period in the prior year. Total interest expense was impacted by growth in average balances of time deposits and money market accounts contributing $4.2 million and $1.7 million, respectively, in interest expense and increased rates on time deposits and money market accounts, which contributed an additional $2.1 million and $3.5 million, respectively, of interest expense.
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. The amount for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses, forecasted cash flows, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank. For a description of the factors taken into account by our management in determining the ACL, see Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
For the three months ended September 30, 2024, the provision for credit losses was $3.7 million, an increase of $1.5 million from the same period in 2023, attributable primarily to portfolio loan growth. Net charge-offs for the three months ended September 30, 2024 were $2.7 million, or 0.51% on an annualized basis of average portfolio loans, compared to $1.8 million, or 0.38% on an annualized basis of average portfolio loans for the same period in 2023. Of the $2.7 million in net charge-offs during the quarter, $1.0 million related to secured and partially secured credit cards and $0.7 million related to unsecured credit cards. Further, $0.6 million of net charge-offs were related to commercial real estate loans and $0.4 million were related to commercial and industrial loans.
For the nine months ended September 30, 2024, the provision for credit losses was $9.9 million, an increase of $3.1 million from the same period in 2023, attributable primarily to portfolio loan growth and specific reserves of $1.0 million for collateral dependent loans at September 30, 2024, as compared to $0.7 million at September 30, 2023. Net charge-offs for the nine months ended September 30, 2024 were $6.6 million, or 0.44% on an annualized basis of average portfolio loans, compared to $6.0 million, or 0.45% on an annualized basis of average portfolio loans, for the same period in 2023. The $6.6 million in net charge-offs during the nine months ended September 30, 2024 was comprised primarily of credit card portfolio net charge-offs, with $3.1 million related to secured and partially secured cards while $1.8 million was related to unsecured cards. Further, $0.6 million of net charge-offs were related to commercial real estate loans, $0.6 million were related to multi-family loans and $0.5 million were related to commercial and industrial loans.
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
The ACL as a percent of portfolio loans was 1.51% at September 30, 2024 as compared to 1.50% at December 31, 2023. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at September 30, 2024 in “Financial Condition - Allowance for Credit Losses.”

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$235	$250	(6.0)%	$642	$724	(11.3)%
Credit card fees	4,055	4,387	(7.6)	12,266	13,303	(7.8)
Mortgage banking revenue	1,882	1,243	51.4	5,325	3,730	42.8
Other income	463	446	3.8	1,264	1,282	(1.4)
Total noninterest income	$6,635	$6,326	4.9%	$19,497	$19,039	2.4%
Mortgage banking revenue of $1.9 million increased $0.6 million for the three months ended September 30, 2024 due to an increase in salable originations as compared to the prior year. Mortgage banking revenue of $5.3 million for the nine months ended September 30, 2024 increased $1.6 million due to an increase in home loan sales as compared to the prior year. For the three months ended September 30, 2024, credit card fees of $4.1 million declined by $0.3 million as compared to the three months ended September 30, 2023, primarily related to lower interchange and other fee income. For the nine months ended September 30, 2024, credit card fees of $12.3 million declined $1.0 million as a result of lower interchange and other fee income recognized compared to the prior year.
The Bank’s CBHL division experienced an increase of 49.3% in mortgage originations during the three months ended September 30, 2024 when compared to the same period in the prior year. Origination volumes increased $24.7 million, to $74.7 million, in the third quarter of 2024, when compared to $50.0 million in the third quarter of 2023. Gain on sale margins decreased from 2.57% for the three months ended September 30, 2023, to 2.44% for the three months ended September 30, 2024. Gain on sale margins decreased from 2.71% for the nine months ended September 30, 2023, to 2.65% for the nine months ended September 30, 2024.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $0.9 million and $1.0 million at September 30, 2024 and December 31, 2023, respectively. The Bank repurchased one loan totaling $0.3 million during the nine months ended September 30, 2024. The Bank did not repurchase any loans during the nine months ended September 30, 2023. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$13,345	$12,419	7.5%	$39,524	$37,116	6.5%
Occupancy and equipment	1,791	1,351	32.6	5,268	4,100	28.5
Professional fees	1,980	2,358	(16.0)	5,696	7,340	(22.4)
Data processing	6,930	6,469	7.1	20,479	19,558	4.7
Advertising	1,223	1,565	(21.9)	5,327	4,728	12.7
Loan processing	615	426	44.4	1,462	1,435	1.9
Foreclosed real estate expenses, net	1	1	—	2	7	(71.4)
Merger-related expenses	520	—		1,315	—
Operational losses	1,008	953	5.8	2,721	3,123	(12.9)
Other operating	2,312	2,504	(7.7)	6,911	6,453	7.1
Total noninterest expenses	$29,725	$28,046	6.0	$88,705	$83,860	5.8
Noninterest expense was $29.7 million for the three months ended September 30, 2024, as compared to $28.0 million for the three months ended September 30, 2023, an increase of $1.7 million. The change includes increases in salaries and employee benefits expenses of $0.9 million, data processing expense of $0.5 million, merger-related expenses of $0.5 million, occupancy and equipment expenses of $0.4 million, loan processing expenses of $0.2 million and operational losses of $0.1 million. Offsetting decreases include professional fees of $0.4 million, advertising expenses of $0.3 million and other operating expenses of $0.2 million.
Noninterest expense was $88.7 million for the nine months ended September 30, 2024, as compared to $83.9 million for the nine months ended September 30, 2023, an increase of $4.8 million, or 5.8%. The change includes increases in salaries and employee benefits expenses which increased by $2.4 million, or 6.5%, merger-related expenses of $1.3 million, occupancy and equipment expenses of $1.2 million, advertising expenses of $0.6 million and other operating expenses of $0.5 million partially offset by a decrease in professional fees of $1.6 million.
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
Income tax expense was $2.8 million and $7.6 million for the three and nine months ended September 30, 2024, respectively, compared to $3.0 million and $8.2 million for the same periods, respectively, in 2023. Our effective tax rates increased from 23.4% for the three months ended September 30, 2023 to 24.6% for the three months ended September 30, 2024, and from 23.3% for the nine months ended September 30, 2023 to 24.5% for the nine months ended September 30, 2024, reflective of an increase in the weighted average state income tax rate.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands, except per share data)	September 30, 2024	December 31, 2023	$ Change	% Change
Total assets	$2,560,788	$2,226,176	$334,612	15.0%
Investment securities available-for-sale	208,700	208,329	371	0.2
Mortgage loans held for sale	19,554	7,481	12,073	161.4
Portfolio loans receivable, net of deferred fees and costs	2,107,522	1,903,288	204,234	10.7
Allowance for credit losses	31,925	28,610	3,315	11.6
Deposits	2,186,224	1,895,996	290,228	15.3
FHLB borrowings	52,000	22,000	30,000	136.4
Other borrowed funds	12,062	27,062	(15,000)	(55.4)
Total stockholders’ equity	280,111	254,860	25,251	9.9
Tangible common equity (1)	280,111	254,860	25,251	9.9
Equity to total assets at end of period	10.94%	11.45%		(4.5)
Weighted average number of basic shares outstanding, YTD	13,909	14,002		(0.7)
Weighted average number of diluted shares outstanding, YTD	13,909	14,081		(1.2)
Common shares outstanding	13,918	13,923		0.0
Book value per share	$20.13	$18.31		9.9
Tangible book value per share (1)	20.13	18.31		9.9
Dividends per share, YTD	0.26	0.28
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at September 30, 2024 increased $334.6 million from the balance at December 31, 2023. Net portfolio loans, which exclude mortgage loans held for sale, totaled $2.1 billion as of September 30, 2024, an increase of $204.2 million, or 10.7%, from $1.9 billion at December 31, 2023. Mortgage loans held for sale increased $12.1 million, or 161.4%, when comparing the period end balances at September 30, 2024 to December 31, 2023.
Investment Securities
The Company uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
Management classifies investment securities as either held to maturity or available-for-sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that management has the positive intent and the Company has the ability to hold until maturity are classified as held to maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. As of September 30, 2024, all securities were classified as available-for-sale.
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
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at September 30, 2024 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
September 30, 2024	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S. Treasuries	$30,000	1.94%	$85,215	1.25%	$20,688	1.47%	$—	—%	$135,903	$127,804	1.44%
Municipal	—	—	903	4.87	4,105	4.47	6,691	1.91	11,699	9,767	3.04
Corporate	—	—	—	—	5,000	4.31	—	—	5,000	4,680	4.31
Asset-backed securities	—	—	—	—	—	—	5,652	6.51	5,652	5,657	6.51
Mortgage-backed securities	5,921	5.00	36,867	4.34	6,957	2.94	12,027	4.29	61,772	60,792	4.24
Total	$35,921	2.44%	$122,985	2.20%	$36,750	2.47%	$24,370	4.15%	$220,026	$208,700	2.53%
As described in Note 4 - “Investment Securities” in the “Notes to Unaudited Consolidated Financial Statements,” at September 30, 2024, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of September 30, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at September 30, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 82% of the portfolio; AA+ – 8%; AA – 10%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of September 30, 2024.

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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $2.7 million as of September 30, 2024 and $14.1 million as of December 31, 2023, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $29.5 million as of September 30, 2024 and $11.1 million as of December 31, 2023, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. As of September 30, 2024, there were approximately $351.5 million of owner-occupied commercial real estate loans, representing approximately 16.6% of the loan portfolio as compared to $307.9 million, or 16.1% of the loan portfolio at December 31, 2023. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $89.6 million and $95.3 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of September 30, 2024 and December 31, 2023, respectively. Unsecured balances were $39.7 million and $30.8 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. There were no loans purchased with credit deterioration during the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023.
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

	As of September 30, 2024
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$138,413	$237,966	$67,493	$179,812	$623,684
Commercial	137,797	381,501	251,135	16,725	787,158
Construction	264,913	34,538	2,458	—	301,909
Commercial and Industrial	105,354	70,518	76,450	19,489	271,811
Credit card	127,098	—	—	—	127,098
Other consumer	382	288	1,375	—	2,045
Total portfolio loans, gross	$773,957	$724,811	$398,911	$216,026	$2,113,705

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$302,114	$183,157	$485,271
Commercial			397,254	252,107	649,361
Construction			5,403	31,593	36,996
Commercial and Industrial			92,819	73,638	166,457
Other consumer			456	1,207	1,663
Total portfolio loans, gross			$798,046	$541,702	$1,339,748
Multi-family loans totaled $170.5 million at September 30, 2024 and are included in the real estate residential loan category. At September 30, 2024, the Company had approximately $66.3 million in multi-family loans in the District of Columbia secured by properties with tenants, some of whom are beneficiaries of rent stabilization or rent control programs. Under the Rent Control Act in the District of Columbia, properties built prior to 1975 limit rent increases to no more than annually unless a unit becomes vacant, and increases are generally limited to the Consumer Price Index plus 2% not to exceed 10%. Further, there must be at least 30 days’ notice of rent increase. The Company does not have any multi-family loans in New York City or New York state.
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of September 30, 2024
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$170,513	$1,853	58.1%	Not Applicable	8.1%

Retail	$116,324	$1,454	56.6%	28.8%	5.5%
Mixed use	96,337	1,189	52.8%	23.9%	4.6%
Hotel	74,343	4,130	52.4%	18.4%	3.5%
Industrial	63,109	1,127	54.2%	15.6%	3.0%
Office	13,356	557	63.2%	3.3%	0.6%
Other(2)	40,018	1,819	55.4%	10.0%	1.9%
Total non-owner-occupied commercial real estate loans	$403,487	$1,436	54.6%	100.0%	19.1%
Total portfolio loans, gross	$2,113,705
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of September 30, 2024
(in thousands)	2024	2025	2026	2027	2028 and Onwards	Total
Loan type:
Multi-family	$4,306	$7,986	$17,366	$20,745	$64,350	$114,753

Retail	$14,631	$824	$11,104	$19,326	$32,274	$78,159
Mixed use	7,614	4,871	23,322	9,146	19,771	64,724
Industrial	712	8,128	7,477	9,436	14,842	40,595
Hotel	1,374	—	—	3,548	22,222	27,144
Office	685	2,826	551	2,986	2,921	9,969
Other	5,396	1,002	4,802	6,420	2,675	20,295
Total fixed rate non-owner-occupied commercial real estate loans	$30,412	$17,651	$47,256	$50,862	$94,705	$240,886
Owner-occupied commercial real estate loans

	As of September 30, 2024
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$108,048	$1,522	56.9%	30.7%	5.1%
Office	44,781	640	57.5%	12.7%	2.1%
Retail	41,137	762	59.2%	11.7%	1.9%
Mixed use	17,550	924	65.2%	5.0%	0.8%
Other(3)	139,946	2,799	61.6%	39.9%	6.6%
Total owner-occupied commercial real estate loans	$351,462	$1,331	59.6%	100.0%	16.6%
Total portfolio loans, gross	$2,113,705

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of September 30, 2024
(in thousands)	2024	2025	2026	2027	2028 and Onwards	Total
Loan type:
Industrial	$3,872	$—	$9,988	$7,263	$40,355	$61,478
Office	138	2,650	804	2,241	28,301	34,134
Retail	2,465	1,000	931	3,855	24,431	32,682
Mixed use	—	—	1,101	897	10,650	12,648
Other	14,639	2,230	22,185	10,301	32,410	81,765
Total fixed rate owner-occupied commercial real estate loans	$21,114	$5,880	$35,009	$24,557	$136,147	$222,707
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include a land loan of $12.7 million, skilled nursing loans of $9.2 million, special purpose loans of $9.2 million, and other loans of $8.9 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $57.9 million, skilled nursing loans of $53.8 million, and other loans of $28.2 million.

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
At September 30, 2024, the recorded investment in individually assessed loans was $15.5 million, requiring a specific reserve of $1.0 million. At December 31, 2023, the recorded investment in individually assessed loans was $16.0 million, requiring a specific reserve of $0.4 million. The $16.0 million of individually assessed loans at December 31, 2023 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2023.
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
The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Real estate:
Residential	0.96%	0.96%	1.02%	1.99%	94%	48%
Commercial	1.49	1.51	0.31	0.09	483	1,773
Construction	0.86	0.78	1.44	1.13	60	69
Commercial and Industrial	1.58	1.84	0.86	0.32	183	569
Credit card	5.77	4.94	—	—	—	—
Other consumer	0.88	1.26	—	—	—	—
Total	1.51%	1.50%	0.73%	0.84%	207%	178%

The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three Months Ended September 30,
	2024			2023
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$(4)	$610,828	—%	$—	$571,115	—%
Commercial	570	758,750	0.30	(39)	655,743	(0.02)
Construction	—	300,187	—	—	274,792	—
Commercial and Industrial	366	260,808	0.56	66	228,421	0.11
Credit card	1,723	119,458	5.74	1,753	116,814	5.95
Other consumer	—	3,588	—	—	887	—
Total	$2,655	$2,053,619	0.51%	$1,780	$1,847,772	0.38%
_____________
(1)    Annualized.

	Nine Months Ended September 30,
	2024			2023
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs (Recoveries)	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$630	$591,728	0.14%	$—	$551,280	—%
Commercial	570	738,630	0.10	904	653,467	0.18
Construction	—	294,767	—	—	259,602	—
Commercial and Industrial	468	249,017	0.25	56	220,897	0.03
Credit card	4,909	113,764	5.76	5,036	114,416	5.88
Other consumer	—	3,529	—	—	1,693	—
Total	$6,577	$1,991,435	0.44%	$5,996	$1,801,355	0.45%
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

	September 30, 2024		December 31, 2023
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$5,982	19%	$5,518	19%
Commercial	11,705	37%	10,316	36%
Construction	2,604	8%	2,271	8%
Commercial and Industrial	4,287	13%	4,406	16%
Credit card	7,329	23%	6,087	21%
Other consumer	18	—%	12	—%
Total allowance for credit losses	$31,925	100%	$28,610	100%
_______________
(1)Loan category as a percentage of total portfolio loans.

Total Liabilities
Total liabilities at September 30, 2024 increased $309.4 million from December 31, 2023, primarily due to growth in the deposit portfolio of $290.2 million.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial and business banking officers. Our credit card customers are a significant source of low cost deposits. As of September 30, 2024 and December 31, 2023, our credit card customers accounted for $170.8 million and $173.9 million, or 23.8% and 28.2%, respectively, of our total noninterest-bearing deposit balances.
Major categories of interest-bearing deposits are as follows:

Interest-Bearing Deposits
(in thousands)	September 30, 2024	December 31, 2023
Interest-bearing demand accounts	$266,493	$199,308
Savings	3,763	5,211
Money markets	686,526	663,129
Brokered time deposits	153,022	142,356
Other time deposits	358,300	268,619
Total Interest-bearing deposits	$1,468,104	$1,278,623

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2024		For the Year Ended December 31, 2023
	Average Balance	Average Rate(1)	Average Balance	Average Rate
(in thousands)
Interest-bearing demand accounts	$209,346	0.37%	$201,194	0.15%
Savings	4,460	0.21	5,768	0.14
Money market accounts	684,017	4.22	642,013	3.66
Time deposits	465,256	5.05	360,464	4.39
Total interest-bearing deposits	1,363,079	3.90	1,209,439	3.28
Noninterest-bearing demand accounts	657,044		655,013
Total deposits	$2,020,123	2.63%	$1,864,452	2.13%
_____________
(1)    Annualized.

Deposit costs increased 50 basis points during the nine months ended September 30, 2024 due, in large part, to a series of interest rate increases implemented by the Federal Reserve beginning in early 2022 and the corresponding move from savings accounts to higher rate money market accounts and time deposits. In addition, average noninterest-bearing deposit balances for the nine months ended September 30, 2024 increased $2.0 million when compared to the year ended December 31, 2023, as growth in the number of customer accounts and corresponding balances outpaced the decision by some depositors to move balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts.
The following table presents the maturities of our certificates of deposit as of September 30, 2024.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$255	$25,206	$20,503	$113,480	$159,444
Less than $250,000	7,397	198,670	59,706	86,105	351,878
Total	$7,652	$223,876	$80,209	$199,585	$511,322
At September 30, 2024, the Company had $511.3 million in total time deposits, an increase of $100.3 million from December 31, 2023. Total brokered time deposits of $153.0 million at September 30, 2024 increased $10.6 million from $142.4 million at December 31, 2023. Total brokered time deposits as a percentage of total deposits was 7.0% at September 30, 2024.
As of September 30, 2024 based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, approximately $973.9 million, or 44.5% of the deposit portfolio was uninsured. As of December 31, 2023 approximately $789.4 million, or 41.6%, of the deposit portfolio was uninsured. Uninsured deposits are comprised of the portion of account balances that are in excess of FDIC insurance limits.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of September 30, 2024, these deposits represented 8% and 14% of deposits, respectively. As of December 31, 2023, these concentrations were 9% and 12% of deposits, respectively.

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2024, approximately $597.4 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $443.1 million. As of September 30, 2024, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2024, we had $52.0 million in outstanding advances and $391.1 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At September 30, 2024, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At September 30, 2024, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 bps) plus 187 basis points, payable quarterly. As of September 30, 2024, the rate for the Floating Rate Debentures was 7.08%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $109.2 million as of September 30, 2024. Certain commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). As of March 31, 2024, participation in the BTFP had concluded and the Company had no outstanding balances under the BTFP at September 30, 2024.
The Company also has available lines of credit of $76.0 million with other correspondent banks at September 30, 2024, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at September 30, 2024.
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
As of September 30, 2024, we had $391.1 million of available borrowing capacity from the FHLB, $109.2 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program and available lines of credit of $76.0 million with other correspondent banks. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $115.4 million at September 30, 2024. Cash and cash equivalents were $156.7 million at September 30, 2024.
Capital Resources
Stockholders’ equity increased $25.3 million for the period ended September 30, 2024 compared to December 31, 2023 largely due to net income of $23.4 million for the nine months ended September 30, 2024. In connection with the acquisition of IFHI, the Company temporarily suspended repurchases under its stock repurchase program during the first quarter 2024.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $8.6 million at September 30, 2024 and $13.1 million at December 31, 2023. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 4 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available-for-sale for credit losses at September 30, 2024.

The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 10.94% at September 30, 2024 and 11.45% at December 31, 2023.
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
As of September 30, 2024, the Bank was in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$290,781	11.85%	$98,120	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	290,781	14.88	117,234	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	288,719	14.78	87,925	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	325,311	16.65	156,312	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$236,629	9.84%	$96,152	4.00%	$120,190	5.00%
Tier 1 capital (to risk-weighted assets)	236,629	12.50	113,541	6.00	151,388	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	236,629	12.50	85,156	4.50	123,003	6.50
Total capital ratio (to risk-weighted assets)	260,391	13.76	151,388	8.00	189,235	10.00

December 31, 2023
The Company
Tier 1 leverage ratio (to average assets)	$270,019	12.14%	$89,004	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,019	15.55	104,175	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	267,957	15.43	78,132	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	301,817	17.38	138,900	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$228,794	10.51%	$87,068	4.00%	$108,835	5.00%
Tier 1 capital (to risk-weighted assets)	228,794	13.56	101,251	6.00	135,001	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	228,794	13.56	75,938	4.50	109,688	6.50
Total capital ratio (to risk-weighted assets)	249,984	14.81	135,001	8.00	168,751	10.00
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

	As of September 30, 2024	As of December 31, 2023
(in thousands)
Unfunded lines of credit	$403,540	$336,472
Letters of credit	4,633	4,641
Commitment to fund other investments	3,034	3,874
Total credit extension commitments	$411,207	$344,987
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

Earnings Metrics, as Adjusted	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net Income	$8,672	$9,788	$23,439	$26,841
Add: Merger-Related Expenses, net of tax	557	—	1,157	—
Net Income, as Adjusted	$9,229	$9,788	$24,596	$26,841

Weighted average common shares - Diluted	13,951	14,024	13,909	14,112
Earnings per share - Diluted	$0.62	$0.70	$1.69	$1.90
Earnings per share - Diluted, as Adjusted	$0.66	$0.70	$1.77	$1.90

Average Assets	$2,437,870	$2,221,117	$2,363,928	$2,183,521
Return on Average Assets(1)	1.42%	1.75%	1.32%	1.64%
Return on Average Assets, as Adjusted(1)	1.51%	1.75%	1.39%	1.64%

Average Equity	$274,087	$242,671	$265,500	$237,986
Return on Average Equity(1)	12.59%	16.00%	11.79%	15.08%
Return on Average Equity, as Adjusted(1)	13.40%	16.00%	12.37%	15.08%

Net Interest Income	$38,354	$36,810	$110,419	$106,637
Noninterest Income	6,635	6,326	19,497	19,039
Total Revenue	$44,989	$43,136	$129,916	$125,676
Noninterest Expense	29,725	$28,046	$88,705	$83,860
Efficiency Ratio(2)	66.07%	65.02%	68.28%	66.73%

Noninterest Expense	$29,725	$28,046	$88,705	$83,860
Less: Merger-Related Expenses	520	—	1,315	—
Noninterest Expense, as Adjusted	$29,205	$28,046	$87,390	$83,860
Efficiency Ratio, as Adjusted(2)	64.92%	65.02%	67.27%	66.73%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Net Interest Margin, as Adjusted	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net Interest Income	$38,354	$36,810	$110,419	$106,637
Less: Credit Card Loan Income	15,137	15,792	44,798	46,419
Net Interest Income, as Adjusted	$23,217	$21,018	$65,621	$60,218
Average Interest Earning Assets	2,380,946	2,176,477	2,314,470	2,139,398
Less: Average Credit Card Loans	119,458	116,814	113,764	114,416
Total Average Interest Earning Assets, as Adjusted	$2,261,488	$2,059,663	$2,200,706	$2,024,982
Net Interest Margin, as Adjusted	4.08%	4.05%	3.98%	3.98%

Portfolio Loans Receivable Yield, as Adjusted	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Portfolio Loans Receivable Interest Income	$49,886	$45,274	$143,937	$129,352
Less: Credit Card Loan Income	15,137	15,792	44,798	46,419
Portfolio Loans Receivable Interest Income, as Adjusted	$34,749	$29,482	$99,139	$82,933
Average Portfolio Loans Receivable	2,053,619	1,847,772	1,991,435	1,801,355
Less: Average Credit Card Loans	119,458	116,814	113,764	114,416
Total Average Portfolio Loans Receivable, as Adjusted	$1,934,161	$1,730,958	$1,877,671	$1,686,939
Portfolio Loans Receivable Yield, as Adjusted	7.15%	6.76%	7.05%	6.57%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net Income	$8,672	$9,788	$23,439	$26,841
Add: Income Tax Expense	2,827	2,998	7,617	8,168
Add: Provision for Credit Losses	3,748	2,280	9,892	6,802
Add: Provision for Credit Losses on Unfunded Commitments	17	24	263	5
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$15,264	$15,090	$41,211	$41,816

PPNR, as Adjusted	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net Income	$8,672	$9,788	$23,439	$26,841
Add: Income Tax Expense	2,827	2,998	7,617	8,168
Add: Provision for Credit Losses	3,748	2,280	9,892	6,802
Add: Provision for Credit Losses on Unfunded Commitments	17	24	263	5
Add: Merger-Related Expenses	520	—	1,315	—
PPNR, as Adjusted	$15,784	$15,090	$42,526	$41,816

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	September 30, 2024	December 31, 2023

Allowance for Credit Losses	$31,925	$28,610
Total Portfolio Loans	2,107,522	$1,903,288
Allowance for Credit Losses to Total Portfolio Loans	1.51%	1.50%

Nonperforming Assets to Total Assets
(in thousands)	September 30, 2024	December 31, 2023

Total Nonperforming Assets	$15,460	$16,042
Total Assets	2,560,788	2,226,176
Nonperforming Assets to Total Assets	0.60%	0.72%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	September 30, 2024	December 31, 2023

Total Nonperforming Loans	$15,460	$16,042
Total Portfolio Loans	2,107,522	1,903,288
Nonperforming Loans to Total Portfolio Loans	0.73%	0.84%

Net Charge-Offs to Average Portfolio Loans	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Total Net Charge-Offs	$2,655	$1,780	$6,577	$5,996
Total Average Portfolio Loans	2,053,619	1,847,772	1,991,435	1,801,355
Net Charge-Offs to Average Portfolio Loans, Annualized	0.51%	0.38%	0.44%	0.45%

Tangible Book Value per Share
(in thousands, except share and per share data)	September 30, 2024	December 31, 2023

Total Stockholders' Equity	$280,111	$254,860
Less: Preferred Equity	—	—
Less: Intangible Assets	—	—
Tangible Common Equity	$280,111	$254,860
Period End Shares Outstanding	13,917,891	13,922,532
Tangible Book Value per Share	$20.13	$18.31

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
We endeavor to manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial futures contracts for the purpose of reducing interest rate risk. We endeavor to hedge the interest rate risks of our available-for-sale mortgage pipeline by using mortgage-backed securities, and short positions. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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

INTEREST SENSITIVITY GAP

September 30, 2024	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$904,947	$140,437	$299,826	$1,345,210	$781,866	$2,127,076
Securities	14,027	4,179	39,282	57,488	157,107	214,595
Interest-bearing deposits at other financial institutions	133,180	—	—	133,180	—	133,180
Federal funds sold	58	—	—	58	—	58
Total earning assets	$1,052,212	$144,616	$339,108	$1,535,936	$938,973	$2,474,909

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$14,155	$28,310	$127,397	$169,862	$786,920	$956,782
Time deposits	83,136	141,854	236,380	461,370	49,952	511,322
Total interest-bearing deposits	97,291	170,164	363,777	631,232	836,872	1,468,104
FHLB Advances	30,000	—		30,000	22,000	52,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest-bearing liabilities	$127,291	$170,164	$363,777	$661,232	$870,934	$1,532,166

Period gap	$924,921	$(25,548)	$(24,669)	$874,704	$68,039	$942,743
Cumulative gap	924,921	899,373	874,704	874,704	942,743
Ratio of cumulative gap to total earning assets	37.37%	36.34%	35.34%	35.34%	38.09%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2024:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2024	(4.6)%	(4.7)%	(4.1)%	(2.3)%	0.0%	2.4%	4.7%	7.0%	9.3%
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
The following table illustrates the results of our EVE analysis as of September 30, 2024.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2024	(20.0)%	(10.7)%	(5.1)%	(1.9)%	0.0%	0.9%	1.1%	1.6%	1.7%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended September 30, 2024.
On July 25, 2022, the Company announced a new stock repurchase program. Under the new program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock or 500,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). On April 13, 2023, the Company announced approval of up to an additional $5.0 million or 175,000 shares of Common Stock incremental to the July 2022 announcement. The program will expire on December 31, 2024. In connection with the acquisition of IFHI, the Company temporarily suspended repurchases under its stock program during the first quarter of 2024.
During the three months ended September 30, 2024, the Company did not repurchase any Common Stock under the stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
10.3
Amended and Restated Employment Agreement, dated as of September 17, 2024, by and between Michael Breckheimer and Windsor Advantage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2024).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: November 12, 2024	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By: /s/ Dominic Canuso
Name: Dominic Canuso
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

