Form 10-K
period 2024-12-31
Capital Bancorp Inc
filed 2025-03-17
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was $178.9 million.
As of March 13, 2025, the registrant had 16,654,041 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
General Economic, Macro and External Conditions
•economic conditions (including the interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation/deflation) that impact the financial services industry as a whole and/or our business;
•adverse developments in the banking industry such as, for example, high-profile bank failures, and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to those developments;
•the concentration of our business in certain geographies and the effect of changes in economic, political and environmental conditions on those markets, including proposed reductions in the federal workforce and a decline in federal government spending;
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
•climate change, and other catastrophic events or disasters;
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
•the impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount, including any special assessments;
•changes in U.S. trade policies, including the implementation of tariffs and other protectionist trade policies;
•the impact of governmental efforts to restructure or adjust the U.S. financial regulatory system;

•changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•the financial soundness of other financial institutions;
General Business Operations
•our ability to prudently manage our growth and execute our strategy;
•the effect of acquisitions we have undertaken, such as our recent acquisition of Integrated Financial Holdings, Inc., including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations, including the planned growth of Windsor Advantage, LLC;
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
•deterioration of our asset quality;
•results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our ACL or to write-down assets;
•risks associated with our residential mortgage banking business;
•risks associated with our OpenSky™ credit card division, including compliance with applicable consumer finance and fraud prevention regulations;
•changes in Small Business Administration ("SBA") and U.S. Department of Agriculture ("USDA") U.S. government guaranteed lending rules, regulations, loan and lease products and funding limits, including specifically the SBA Section 7(a) program, as well as changes in SBA or USDA standard operating procedures, all of which could impact our ability to originate these types of loans within Capital Bank, N.A. or the servicing, processing and packaging by Windsor Advantage, LLC of such loans on behalf of others;
•changes in the value of collateral securing our loans;
•operational risks associated with our business;
•the adequacy of our risk management framework;
•our dependence on our information technology and telecommunications systems, including third party vendors, and the potential for any data privacy incidents or other systems failures, interruptions, or security breaches and risk related to the development and use of artificial intelligence;
•our ability to develop and use technologies to provide products and services that will satisfy customer demands;

•potential exposure to fraud, negligence, computer theft and cyber-crime;
•the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;
•liquidity and funding risks associated with our business;
•our ability to maintain important customer deposit relationships and our reputation;
•fluctuations in the fair value of our investment securities;
•our engagement in derivative transactions;
•volatility and direction of market interest rates;
•our dependence upon outside third parties for the processing and handling of our records and data;
•changes to local rent control laws, which may impact the credit quality of multifamily housing loans;
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
You should keep in mind that any forward-looking statement made by us speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, and disclaim any obligation to, update or revise any industry information or forward-looking statements after the date on which they are made. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere might not reflect actual results and may prove unreliable.
PART I
In this Annual Report on Form 10-K, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Capital” refer to Capital Bancorp, Inc. and its wholly owned subsidiaries, Capital Bank, N.A., which we sometimes refer to as “Capital Bank,” “the Bank” or “our Bank,” Church Street Capital, LLC. “Church Street Capital” or “CSC” refers to our wholly owned subsidiary, Church Street Capital, LLC and “Windsor Advantage” or “Windsor” refers to our wholly owned subsidiary, Windsor Advantage, LLC.

ITEM 1. BUSINESS
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly-owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington, D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland, received its charter in 1999 and began operations the same year. We serve businesses, not-for-profit associations, entrepreneurs and others throughout the Washington, D.C. Baltimore, other Maryland metropolitan areas, Florida, and Illinois through six commercial bank branches, one mortgage banking office, two loan production offices, three government loan servicing offices, and one credit card operations office.
On October 1, 2024, the Company completed its previously announced merger (the “Merger”) with Integrated Financial Holdings, Inc., a North Carolina corporation (“IFH”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of March 27, 2024. At the effective time of the merger, IFH merged with and into the Company, with the Company continuing as the surviving corporation in the merger. IFH was the holding company of West Town Bank & Trust, an Illinois state-chartered bank which provides banking services through its full-service office located in the greater Chicago area and is a nationwide originator of U.S. Department of Agriculture (“USDA”) and SBA government guaranteed loans. IFH was also the parent company of Windsor Advantage, LLC (“Windsor Advantage”), a loan service provider that offers community banks and credit unions with a comprehensive outsourced SBA 7(a) and USDA lending platform. Immediately following the Merger, West Town Bank & Trust, merged with and into Capital Bank, with Capital Bank as the surviving bank. Windsor Advantage now operates as a wholly owned subsidiary of Capital Bancorp, Inc.
The Company currently operates four divisions: Commercial Banking, Capital Bank Home Loans, OpenSky™, and Windsor Advantage. The Company reports its activities in five business segments: commercial banking; mortgage banking; credit cards; government loan servicing; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with GAAP, and conform to general practices within the banking industry.
Our Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations supplemented by lending outside of our primary market, and nationwide deposit verticals. Additionally, the commercial bank engages in government-guaranteed lending on a national basis. Capital Bank Home Loans and OpenSky™ both leverage Capital Bank’s national banking charter to operate national consumer business lines; Capital Bank Home Loans acts as our residential mortgage origination platform and OpenSky™ provides nationwide, digitally-originated and served, secured, partially-secured, and unsecured credit cards to under-banked populations and those looking to rebuild their credit scores. Windsor Advantage generates fee income for the Company through its servicing, processing and packaging of SBA and USDA loans for its financial institution clients.
In addition to the four divisions of Capital Bank, Church Street Capital also operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards, but command a higher rate of return.
In addition to its subsidiaries discussed above, Capital Bank, N.A. and Church Street Capital, Capital Bancorp, Inc. owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose, non-consolidated entity organized for the sole purpose of issuing trust preferred securities.

Commercial Banking Division
The Commercial Banking division operates out of six full service banking locations, three of which are in the Washington, D.C. Metropolitan Statistical Area (“MSA”), and its full service banking locations in Columbia, Maryland in the Baltimore, Maryland MSA, in Ft. Lauderdale, Florida in the Miami Metro Area MSA, and in Chicago, Illinois in the Chicago MSA. Additionally, we have two loan production offices, one located in the Washington, D.C. area and one in Columbia, Maryland. Our Commercial Banking division’s commercial loan officers and commercial real estate loan officers provide commercial and industrial, or C&I, commercial real estate, including lender finance loans, and construction lending solutions to business clients in Capital Bank’s operating markets.
Government guaranteed lending serves customers throughout the country in need of, and qualifying for, USDA and SBA loans. We generally sell the government guaranteed portion of USDA and SBA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers upon whom we rely to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans.
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
In addition to its loan officers, who have incentives and goals to drive core deposit growth, our Commercial Banking division currently has a team of business development officers concentrating on continuing to diversify and grow Capital Bank’s core deposit funding and lessen the dependency on wholesale funding. These officers seek to grow deposits generally across the commercial client customer base and through several specialized deposit channels serving multiple sectors nationwide including the homeowner’s association sector, the title insurance sector, political action committees and not-for-profits.
Capital Bank Home Loans Division
Capital Bank Home Loans (“CBHL”) originates conventional and government-guaranteed residential mortgage loans on a nationwide basis primarily for sale into the secondary market and, in certain circumstances, for our loan portfolio. Loans sold into the secondary market are sold servicing released. Our residential loan portfolio aims to retain high-quality, lower risk loans which support the Company’s business strategies. A portion of the retained residential portfolio is represented by mortgage loans on primary residences within Capital Bank’s operating markets to individuals who own businesses where Capital Bank may also pursue a commercial lending relationship and has a vested interest in maintaining the fullest possible banking relationship.
In 2024, as the mortgage refinance market continued to contract in response to elevated market interest rates, CBHL continued to focus on purchase originations. Purchase origination volume was 93.5% for the year ended December 31, 2024, compared to 91.7% for the year ended December 31, 2023.

Approximately 62.8% of CBHL loan originations by volume occur within Maryland, Virginia and Washington, D.C. The remainder of originations are national in scope and originate primarily through a consumer direct-to-consumer model that utilizes consumer marketing, and social media applications.
OpenSky™ Secured Credit Card Division
The OpenSky™ Division provides secured, partially secured and unsecured credit cards on a nationwide basis.
The secured credit cards require a minimum initial deposit of $100 and permit maximum initial deposits of $3,000 per card and $10,000 per individual. OpenSky™ focuses on under-banked populations and those looking to rebuild their credit scores. In order to obtain a secured credit card from us, the customer must select a credit line amount that the customer secures with a matching deposit amount. A deposit equal to the full credit limit of the card is made into a noninterest-bearing demand account with the Bank. Once the account is opened, the deposit is required to be maintained throughout the life of the card. The customer’s funding of the deposit account is collateral and while it is not a consideration in the credit card approval process, it is a prerequisite to activating the credit line. Once the customer’s deposit account has been funded, the credit line is activated and the collateral funds are generally available to absorb potential losses on the account that may occur. Given the secured nature of the cards, credit history inquiries are not required at the time of application.
The partially secured credit card uses our proprietary scoring model, which considers among other things, credit score and repayment history (typically a minimum of six months of on-time repayments, but ultimately determined on a case-by-case basis), to offer certain existing customers an unsecured line supplementary to their secured line of credit. As each customer’s secured account ages, we obtain credit scores to baseline the customer’s improvement as an input into any decision to extend unsecured credit.
The unsecured credit card was added, for qualifying customers, in the fourth quarter of 2021 to expand the OpenSky™ product offering. The addition of the unsecured card allows for an uninterrupted experience for OpenSky™ customers who can now more easily transition from a secured to unsecured credit card.
OpenSky™ cards operate on a digital and mobile enabled platform with almost all marketing and application procedures being conducted through website and mobile applications. OpenSky™ credit cards have variable interest rates, which are beneficial to us in a rising rate environment. We believe the OpenSky™ secured credit card product may provide a counter-cyclical benefit as more people may enter our target segment of credit rebuilders during an economic downturn. Credit card eligibility for all product offerings is based on identity and income verification. Our prior experience has shown that approximately 30% of our secured credit cards will experience a charge-off within the first year of issuance primarily due to the relative inexperience of this under-banked population in effectively managing credit card debt.
Capital Bank evaluates OpenSky™ customers using analytics that track consumer behaviors and score each customer on risk and behavior metrics. These real-time monitoring capabilities give management insight into the credit trends of the portfolio on a consumer-by-consumer basis, enabling us to identify many potential fraud situations and mitigate associated losses, as well as to obtain insights into how to optimize the profitability and life cycle of each account. The model utilizes data proprietary to Capital Bank.
Windsor Advantage Division
Windsor Advantage is a loan service provider that offers community banks and credit unions a comprehensive outsourced SBA and USDA lending platform. Windsor Advantage generates fee income for the Company in through its servicing, processing and packaging of such loans for its financial institution clients, including Capital Bank. Gross government loan servicing revenue totaled $4.6 million, including $0.6 million of Capital Bank related servicing fees, during the fourth quarter 2024. Windsor Advantage's total servicing portfolio was $2.5 billion, including $1.1 billion attributable to Capital Bank at December 31, 2024.
Our Business Strategy
We believe that by using technology-enabled strategies and advice-based solutions, we can deliver attractive shareholder returns in excess of our cost of capital. While regulations, technology and competition have fundamentally impacted the economics of the banking sector, we continue to adopt strategies that we believe will drive growth while maintaining consistent profitability and enhancing shareholder value, including:
Deliver premium advice-based solutions that drive organic loan and core deposit growth with corresponding net interest income and fee revenues
•Serve as financial partners to our customers, helping them to grow their businesses through advice-based financial solutions;
•Endeavor to provide comprehensive loan and deposit solutions to our customers that are tailored to their needs, and leverage data, analytics and financial technology to improve the customer experience;
•Scale our consumer fee-based platforms by investing in fintech and other capabilities, while leveraging digital marketing to deliver high impact products and services and differentiated customer experience;
•Grow new loan and deposit verticals and products where we have a competitive advantage;
•Capitalize on market dislocation from recent in-market acquisitions to attract top sales talent, and acquire new commercial banking relationships from local competitors; and
•Selectively add banking centers where sales teams have already proved an ability to capture market share and leverage customer relationships.
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
Increase scale in our fee-based platforms through delivery of high value products and services
•Utilize our customer acquisition capabilities, and leverage our investment in our core processing systems, together with our expertise in data, analytics and marketing, to deliver new products and services and grow our secured credit card business;

•Retain OpenSky™ customers that “graduate” from our secured credit product through the limited use of partially and fully unsecured credit products;
•Expand our purchase-oriented mortgage loan sales both in-market and in adjacent markets through the hiring of qualified mortgage originators and continue to enhance our direct to consumer marketing channels; and
•Utilize the systems, processes and technology within Windsor Advantage to participate in the processing and packaging of SBA and USDA loans originated by our financial institution clients and to grow associated servicing balances.
Pursue acquisitions opportunistically
•Seek strategic acquisitions that complement or supplement our existing product offerings and geographic footprint, advance our business strategies and diversify our revenue and balance sheet mix;
•Evaluate specialty finance and non-bank financial company opportunities where we can add value through increasing interest and fee income and leveraging our management’s expertise and existing strategic assets; and
•Use our management’s and Board’s expertise to structure transactions in ways that minimize the integration and execution risk for the Bank.
Sustainability
We aspire to be the most valued and trusted community bank within the markets we serve. We understand our obligation to both our shareholders and the communities we serve -- to be an institution that achieves superior financial performance, while contributing to the communities we serve by delivering products and services to our customers that enhance and strengthen access, equity and opportunity.
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

Employees and Human Capital Resources
At December 31, 2024, we employed 407 persons, of which 389 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent and we have been named a Best Bank to Work For by American Banker for five of the past six years. Our ability to attract and retain employees is a key to our success. We believe we offer a competitive total compensation and benefits program and a congenial work environment to our employees.
The Company prides itself on being a values-driven organization, where employees are empowered to share ideas that keep the organization moving forward. Our company Core Values guide each team member to:
•Act as an Owner
•Practice Balanced Risk Management
•Challenge the Norm
•Leverage the Team
We believe that these values enable our success with our customers and have helped us build a fun, vibrant and accountability driven culture. In addition, we are committed to developing our staff through internal/external training programs, including the use of online training resources and by affording all levels of leadership within the organization an opportunity to participate in leadership development programs.
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
SUPERVISION AND REGULATION
General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s (“BHC”) ability to repurchase stock or to receive dividends from its subsidiary banks. We are subject to examination and supervision by the Board of Governors of the Federal Reserve (“Federal Reserve”), and the Bank is subject to comprehensive examination and supervision by the Office of the Comptroller of the Currency (“OCC”). We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act of 1956 (“BHC Act”). The Federal Reserve may conduct examinations of BHCs and their subsidiaries. The Bank’s deposits are insured by the FDIC, through the Deposit Insurance Fund (“DIF”). As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions.

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
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. See “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14, Capital Standards” for additional regulatory capital information, including the Bank’s and Company’s Leverage Ratio as of December 31, 2024.
Community Reinvestment Act
The CRA requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” A rating that is less than “satisfactory” may substantially inhibit the Bank’s opportunities for future growth. An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, and expansions into non-banking activities. Our Bank received an “outstanding” rating in its most recent CRA evaluation which was in 2024.
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule in response to a lawsuit filed by several trade groups. We will continue to monitor the litigation until resolved. We have also begun efforts to evaluate the impact of the new rule and to develop a strategy to ensure compliance.
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
Dividends and Share Repurchases
The ability of the Company to pay dividends or to repurchase its common stock, and the ability of the Bank to pay dividends to the Company, may be restricted due to several factors including: (a) the Maryland General Corporate Law ("MGCL," in the case of the Company), (b) covenants contained in any subordinated debentures and borrowing agreements in existence now or that may exist in the future, (c) restrictions on the ability of the Bank to declare dividends under the National Bank Act and OCC regulations (in the case of the Bank), and (d) the general supervisory authority of the Federal Reserve and the OCC. Our ability to pay dividends to our stockholders or to repurchase shares of our common stock is subject to the restrictions set forth in the MGCL.
Notification to the Federal Reserve is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend should the Federal Reserve object until such time as we receive approval from the Federal Reserve or no longer need to provide notice under applicable regulations. In addition, prior approval of the Federal Reserve may be required in certain circumstances prior to our repurchasing shares of our common stock.
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
Mergers and Acquisitions
Under the BHC Act, prior approval from the Federal Reserve System is required in order for any bank holding company to (i) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) acquire all or substantially all of the assets of a bank, or (iii) merge or consolidate with any other bank holding company. Generally, the Company is not required to obtain prior approval from the Federal Reserve System to acquire a non-bank that engages in activities that are financial in nature or incidental to activities that are financial in nature, as long as the Company meets the capital, managerial, and CRA requirements to qualify as a financial holding company. Pursuant to Section 18(c) of the Federal Deposit Insurance Act, more commonly known as the Bank Merger Act, and for national banks relying on certain other sources of merger authority, prior written approval from a bank's primary federal regulator is required before any insured depository institution may consummate a merger transaction, which includes a merger, consolidation, assumption of deposit liabilities, and certain asset transfers between or among two or more institutions. Prior written approval of a bank's primary federal regulator is also required for merger transactions between or among affiliated institutions, as well as for merger transactions between or among non-affiliated institutions. Transactions that do not involve a transfer of deposit liabilities typically do not require prior approval under the Bank Merger Act, unless the transaction involves the acquisition of all or substantially all of an institution's assets. When evaluating and acting on proposed merger transactions, regulators consider the extent of existing competition between and among the merging institutions, other depository institutions, and other providers of similar or equivalent services in the relevant product and geographic markets, the convenience and needs of the community to be served, capital adequacy and earnings prospects, and the effectiveness of the merger institutions in combating money-laundering activities, among other factors. Further, the Change in Bank Control Act of 1978 generally prohibits any person, acting directly or indirectly or in concert with other persons, from acquiring control of a covered institution without providing at least 60 days prior written notice to the FDIC or upon receipt of written notice that the FDIC does not disapprove of the acquisition.
On September 17, 2024, the FDIC, the OCC and the U.S. Department of Justice ("DOJ"), each announced new rules and policy statements impacting their bank merger review processes.
Among these actions, the FDIC approved a final statement of policy on bank merger transactions (the “2024 Statement”) and the OCC approved a final rule updating the agency’s regulations for business combinations involving national banks and federal savings associations. The OCC’s final rule modifies its procedures for reviewing bank merger applications under the Bank Merger Act, including the elimination of the expedited bank merger review and the streamlined application procedures. The OCC’s final rule also includes a new policy statement that addresses the substantive standards that it will use to evaluate bank merger applications, including indicators that point in favor of likely approval or rejection.
Concurrent with the FDIC and OCC announcements, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as under a separate, recently adopted bank merger addendum.
On March 3, 2025, the FDIC approved a proposal to rescind the 2024 Statement and reinstate, on an interim basis, the statement of policy on bank merger transactions that was in effect prior to the 2024

Statement. It remains unclear whether the OCC under anticipated new leadership will also reconsider its recent regulation and policy statement.
Customer Information Privacy and Cybersecurity
The Federal Reserve and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, non‑public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with these requirements.
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
In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents experienced and describe the material aspects of their nature, scope and timing. The rules, which supersede previously issued guidance published in February 2018, also require annual disclosures describing a company’s cybersecurity risk management, strategy and governance. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of the Company’s risk management strategies and governance processes related to cybersecurity.
Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees or “swipe” fees are charges that merchants pay to the Company and other card-issuing banks for processing electronic payment transactions. The Federal Reserve has ruled that for financial institutions with assets of $10 billion or more the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. While financial institutions with less than $10 billion in assets, like the Company, are exempt, there is concern that these requirements will eventually be pushed down to all financial institutions, which would negatively impact the Company’s non-interest income.
Consumer Financial Protection Bureau
The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy Provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. On March 5, 2024, the CFPB issued a final rule amending provisions in Regulation Z that govern credit card late fee charges to lower the safe harbor amount for past due fees that a credit card issuer can charge on consumer credit card accounts from up to $41 to $8 and eliminates a higher safe harbor dollar amount for late fees for subsequent violations of the same type. This rule only applies to card issuers, that together with their affiliates, have one million or more open credit card accounts. Smaller card issuers, like the Bank, may continue to charge a higher safe harbor threshold for credit card late fees and automatically increase the safe harbor dollar amount based on the Consumer Price Index. Although the final rule exempts smaller card issuers, the Company will continue to monitor penalty fee policies, particularly as the CFPB and other regulators have demonstrated a focus on regulating so-called junk fees. In December 2024, the CFPB issued a final rule that subjects (with certain exceptions) overdraft services provided by financial institutions with more than $10 billion in assets to the provisions of the Truth in Lending Act and other consumer financial protection laws. Although the CFPB excluded banks with under $10 billion in assets from this rule, the Company is currently evaluating this rule and assessing its potential impact on the Company and the Bank.
With the recent change in presidential administration and control of Congress, the scope of regulation by the CFPB and other federal agencies remains uncertain. In February 2025, the acting director of the CFPB directed the CFPB’s staff to cease all supervision and examination activity and stakeholder engagement, stop all work on proposed rulemaking, suspend the effective dates of any finalized but not yet effective rules, and halt other actions relating to investigations, enforcement, and litigation. The extent to which these recent or other future developments will ultimately impact the CFPB’s regulation of the Bank’s business remains uncertain.

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
Future Legislative Developments
Various legislative acts are from time to time introduced in Congress. This legislation may change banking statutes and the environment in which we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations and interpretations with respect thereto, would have on our financial condition or results of operations.
The new presidential administration and many members of Congress have advocated for changes in financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. It is possible, though uncertain, that Congress and/or the relevant federal agencies may seek to roll back or modify some or much of the rulemaking and regulatory guidance issued under the previous presidential administration. Additionally, the full impact of the leadership changes at banking regulatory agencies on the enforcement and supervisory priorities of each agency is not fully known at this time. It is therefore unclear at the present time what effect the aforementioned changes will have on the banking industry as a whole or the Company specifically.

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
Our performance could be negatively impacted to the extent there is deterioration in business, and/or economic conditions, including persistent inflation, supply chain issues or labor shortages, which have direct or indirect impacts on us, our customers and/or our counterparties. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our business, and/or the the financial condition of our customers and our results of operations.
Adverse developments affecting financial institutions or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
Actual events involving limited funding liquidity, customer defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about similar events, including the potential negative media coverage, have in the past and may in the future lead to market-wide liquidity problems and erode customer confidence in the banking system. For example, the high-profile bank failures in the first half of 2023 led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.
Such high-profile bank failures also highlighted the speed at which deposits can be moved in the digital economy, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could materially and adversely impact the trading prices of our common stock and potentially our results of operations.
Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2024, approximately 57.1% of our deposits were insured and protected and 42.9% of our deposits were uninsured and unprotected. We rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Our commercial business and operations are concentrated in the greater Washington, D.C. and Baltimore metropolitan areas and we are sensitive to adverse changes in the local economy.
Our success depends upon the general economic conditions in the areas in which we operate, which we cannot predict with any degree of certainty. The presidential administration and certain governmental agencies have announced plans to reduce government spending and the size of the federal government workforce. The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. In addition, federal government employees make up a significant proportion of the population of the Washington, D.C. metropolitan area. Reductions in the federal workforce through layoffs and buyouts, furloughs of government employees or government contractors as well as cancelling government contracts and other impacts from declining government spending, lapses in appropriations, or changes in fiscal appropriations could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area. Such a downturn in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that would not be offset by operations in other markets; it may also reduce the ability of our depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects the Washington, D.C. and Baltimore metropolitan areas, or existing or prospective borrowers or depositors in the Washington, D.C. and Baltimore metropolitan areas could have a material adverse effect on our business, financial condition and results of operations.
Our customers and businesses in the Washington, D.C. metropolitan area may be adversely impacted as a result of changes in government spending or government shutdown.
The presidential administration and certain governmental agencies have announced plans to reduce government spending and the size of the federal government workforce. These announcements could have an adverse effect on the economy of the Washington, D.C. metropolitan area, which in turn could adversely affect the Company.
The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. In addition, federal government employees make up a significant proportion of the population of the Washington, D.C. metropolitan area. The impact of a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country or a delay in payments to such contractors could have a ripple effect. Temporary layoffs, staffing freezes, salary reductions and/or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as to a wide variety of commercial and retail businesses and the local housing market. Accordingly, such potential federal government activities could lead to increases in past due loans, nonperforming loans, loan loss reserves and charge-offs, and could adversely affect our liquidity position.
In addition, a significant portion of our loan portfolio is secured by real estate, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective in preventing losses relating to our loan portfolio.
We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.
A primary component of our business involves making loans to customers. The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid in a timely manner or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. A failure to measure and limit the credit risk associated with our loan portfolio effectively could lead to unexpected losses and have a materially adverse effect on our business, financial condition and results of operations.
Our Allowance for Credit Losses (“ACL”) may prove to be insufficient to absorb life-time losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
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
We measure expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, we use a discounted cash flow method or a loss-rate method to estimate expected credit losses. Our methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Our methodologies revert back to historical loss information on a straight-line basis over eight quarters when the methodology can no longer develop reasonable and supportable forecasts.
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
These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our ACL, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.
Construction loans also involve risks because loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and, incur taxes, maintenance and compliance costs for a foreclosed property and we may have to hold the property for an indeterminate period of time, any of which could materially and adversely affect our business, financial condition and results of operations.
Because a significant portion of our loan portfolio held for investment is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
Adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. If real estate values decline, it is likely that we would be required to increase our ACL, which would adversely affect our business, financial condition and results of operations.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to recover the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could have a material, adverse effect on our business, financial condition and/or results of operations.
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
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or impose outright barriers, such could have a materially adverse effect on our business, financial condition and results of operation.
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

Our mortgage banking division may not meaningfully contribute to noninterest income.
The residential mortgage banking business is highly competitive and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the traditional mortgage origination business is relationship-based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these various factors, we cannot be certain that we will be able to maintain or increase the volume or percentage of revenue or net income produced by our residential mortgage business.
We earn income by originating residential mortgage loans for resale in the secondary mortgage market, and disruptions in that market could reduce our operating income.
Historically, as part of our focus on loan origination and sales activities, we enter into formal commitments and informal agreements with larger banking companies and mortgage investors earning the Bank income from these sales. Under these arrangements, we originate single-family mortgages that are priced and underwritten to conform to previously agreed upon criteria before loan funding and are delivered to the investor shortly after funding.
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
Our OpenSky™ Division provides secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. Although some OpenSky™ credit cards are fully or partially secured, losses may occur as a result of fraud, or when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Fraud, such as identity fraud, payment fraud and funding fraud (where, for example, an individual funds a card using information from someone they know well, such as a relative or roommate) can result in substantial losses. In the case of an OpenSky™ account that is funded through fraud on the part of an applicant, we are required by applicable laws to refund the amount of the original deposit, and we charge off balances which were subsequently charged on the card. Account balances in excess of established credit limits happen as a result of certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas station charges and hotel deposits. If an OpenSky™ cardholder exceeds his or her credit limit as a result of purchases in one of these categories, we may incur losses for amounts in excess of the collateral deposited if the borrower fails to repay such excess amounts. Customers can also exceed their credit limit by making intra-period payments to replenish their available lines. If the payments are made via the Automated Clearing House (“ACH”) and were fraudulent, we could incur the cost of the payment. Losses to our credit card portfolio also arise when cardholders cease to maintain the account in good standing with timely payments. For example, in the event a secured card becomes more than 90 days past due, or an unsecured card becomes more than 150 days past due, the credit card balance is recovered against any corresponding deposit account and a charge-off is recorded for any related fees, accrued interest or other charges in excess of the deposit account balance. We have invested in technology and systems designed to detect fraudulent behavior and somewhat mitigate losses but such investments may not be adequate, and our systems may not adequately monitor or mitigate potential losses arising from these risks.
A high credit loss rate (the rate at which we charge off uncollectible loans) on either our secured, partially secured, or unsecured portfolio could materially and adversely impact our overall financial performance. We maintain an ACL, which we believe to be adequate to cover credit losses inherent in our OpenSky™ portfolio, but we cannot be certain that the allowance will be sufficient to cover actual credit losses. If credit losses from our OpenSky™ portfolio exceed our ACL, our net income will be reduced by the excess of such credit losses.
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
Our participation in government guaranteed lending activities subjects us to additional risks.
As an approved participant in the SBA Preferred Lender Program, we are able to facilitate SBA loans for our customers without subjecting them to the potentially burdensome SBA approval process required for lenders that are not part of the program. The loss of our status as an SBA Preferred Lender could result in a loss of customers to other lenders who maintain this designation. Such a loss could materially and adversely affect our business and financial results.
In situations where we sell the government guaranteed portion of SBA or USDA loans, we remain exposed to credit risk on the unguaranteed portion of the loan. Furthermore, if a bank sells a government guaranteed loan in the secondary market and the borrower subsequently defaults, the SBA or USDA may seek to recover the loss associated with the loan if it is determined that the default arose due to a significant technical deficiency in the origination, funding or servicing of the loan.
This creates a potential credit risk for us with respect to the guaranteed portion of SBA or USDA loans to the extent that we originated the loan in a manner that was not in compliance with applicable standard operating procedures. Additionally, technical defaults could lead to potential liability for Windsor if it assisted in the origination or servicing of the loan on behalf of another bank. Such technical defaults and associated losses could materially adversely affect our business. Furthermore, increased instances of technical defaults, particularly where Windsor Advantage acted as a lender service provider, could result in reputational damage to us.

Any modification or reduction in the level of government support for government guaranteed loan programs could result in a significant impact to our results of operations.
A material part of our business consists of originating and servicing government guaranteed loans, in particular those guaranteed by the SBA and the USDA. Our government guaranteed lending program is substantially dependent on the continued support of the U.S. federal government. Under established and long-standing SBA and USDA programs, the federal government guarantees a portion of the loans originated by us or by clients we service through Windsor Advantage.
Any changes to the laws, regulations, procedures, or funding levels governing the SBA or USDA programs could impair our ability, as well as the ability of our clients through Windsor Advantage, to originate, process, and sell these loans in the secondary market. Such changes could have a material adverse impact on our business, including through a reduction in sales income and decreased revenue within Windsor Advantage.
Additionally, a substantial portion of our government guaranteed loan program is tied to the financing of renewable energy projects, including, but not limited to commercial solar farms. A significant portion of the committed equity in these projects is derived from investment tax credits and other forms of financial incentives provided through federal programs, legislative measures, and governmental support.
However, the availability and terms of these tax credits, and the continuation of other federal support programs, are subject to the actions of the U.S. federal government, which may evolve under the current administration.
If the new administration implements or advocates for reductions in renewable energy and related incentives, government guaranteed lending opportunities could be materially and adversely affected. Further, any expiration, phase-down, or reduction of key tax incentives or other federal programs, or delays in reauthorization or expansion of these programs, could materially and adversely impact the volume of government guaranteed lending opportunities within our USDA business and the renewable energy sector more broadly.
As a result, any adverse changes in the regulatory framework or governmental support for renewable energy could have a material and adverse impact on our financial performance, particularly in the renewable energy lending space, where government incentives are a critical element of project viability.
We are subject to interest rate risk as fluctuations in interest rates may adversely affect our earnings.
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates, or in circumstances of a flattened or inverted yield curve. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international economic weakness and disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from a higher interest rate environment. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates later increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have a material adverse impact on net interest income.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
We invest a portion of our total assets in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested and managing interest rate risk. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations. Net unrealized losses related to available-for-sale investment securities are reflected in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets and reduce the level of our tangible common equity. Such unrealized losses do not affect our regulatory capital ratios.
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
System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses and regulatory implications.
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
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, including artificial intelligence, and the use of the internet and telecommunications technologies to conduct financial transactions. Even the most advanced internal control environment may be vulnerable to compromise. The techniques used by cyber criminals change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. The speed at which new vulnerabilities are discovered and exploited, often before security patches are published, continues to rise. The risk of a security breach caused by a cyber-attack on a vendor or by unauthorized vendor access has also increased in recent years.

Cyber-attacks or other security breaches, whether directed at us or third parties, may result in a material loss or have other material adverse consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including a loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach, significant business disruption to our operations and business, misappropriation, exposure or destruction of our confidential information, intellectual property, funds and/or those of our customers; or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, and could materially and adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
Risks Related to Our Operations and the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.
Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, including potential changes in federal policy and at regulatory agencies as a result of changes in U.S. Presidential administrations that have different regulatory agendas than their predecessors, often impose additional operating costs. We expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration. We expect there will be changes in rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. Our failure to comply with these laws and regulations, even if the failure follows good faith efforts or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially and adversely affect our business, financial condition and results of operations.
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
The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied commercial real estate (including construction) loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s non-owner-occupied commercial real estate (including construction) loan portfolio has increased 50% or more during the prior 36 months. At December 31, 2024, the Bank’s construction to total capital ratio was 99% and the Bank’s non-owner-occupied commercial real estate (including construction) loans to total capital ratio was 298%. Because a significant portion of our loan portfolio depends on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material adverse effect on our business, financial condition and results of operations.
Further, management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which regulatory guidelines will impact our operations or capital requirements.
Severe weather, earthquakes, other natural disasters, climate change, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business.
Severe weather, earthquakes, other natural disasters, pandemics, climate change, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of its deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, cause us to incur additional expenses or disrupt the Company’s operations. Climate change has the potential to increase the frequency and severity of severe weather events in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition, results of operations or profitability.
Risks Related to Strategic Growth
A merger or acquisition requires us to make estimates, including the fair value of acquired assets and assumed liabilities.
GAAP requires us to record the assets and liabilities of an acquired business to their fair values at the time of the acquisition. With larger transactions, such as our recent merger with IFH, fair value and other estimates can take up to one year to finalize. These estimates, and their revisions, can have a substantial effect on the presentation of our financial condition and operating results after the transaction closes. In addition, the excess of the purchase price over the fair value of the assets acquired, net of liabilities assumed, is recorded as goodwill. If the estimates that we have used at any financial statement date are significantly revised in the future, there could be a negative impact to our goodwill or other acquisition-related intangibles and our results of operations for the period in which the revisions are made.
If our goodwill were determined to be impaired, it could have a negative impact on our profitability.
GAAP requires that goodwill be tested for impairment at the unit level on at least an annual basis or more frequently upon the occurrence of a triggering event. An impairment loss is to be recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit. A significant decline in our expected future cash flows, a continued period of economic disruption, changes to financial markets, slower growth rates, or other external factors, all of which can be highly unpredictable, may impact fair value calculations and require us to recognize an impairment loss in the future. While goodwill is excluded from regulatory capital, such an impairment may have a material adverse effect on our financial condition and results of our operations.
Acquisitions may disrupt our business.
The success of our recent merger with IFH or any future acquisition we may consummate will depend on, among other things, our ability to realize anticipated revenue enhancements and efficiencies and to combine our business with the business of the target institution in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the subject acquisition may not be realized fully or at all or may take longer to realize than expected.
It is possible that the integration process associated with any pending or future acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined Company.
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
The stock market and the market for financial institution stocks has experienced substantial fluctuations in recent years, which in some cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult for you to sell your shares in the volume and at prices and times desired.
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
As of December 31, 2024, our directors, directors of the Bank, our named executive officers and their respective family members and affiliated entities beneficially owned an aggregate of 5,452,014 shares, or approximately 32.7% of our issued and outstanding common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
Our common stock is subordinate to our existing and future indebtedness and preferred stock.
Our common stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2024, we had outstanding approximately $10.0 million in aggregate principal amount of subordinated notes and $2.1 million in aggregate principal amount of junior subordinated debentures. We may incur additional indebtedness in the future to increase our capital resources or if our total capital ratio or the total capital ratio of the Bank falls below the required minimums. Furthermore, our common stock is subordinate to any series of preferred stock we may issue in the future.
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

ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 1C CYBERSECURITY
As a publicly-traded financial institution, we are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations and reputation, including, but not limited to, cyber-attacks against us or our critical third-party service providers. These cyber-attackers can attempt to gain unauthorized access to our digital systems for malicious purposes including, but not limited to: misappropriation of company assets, accessing Company confidential or sensitive customer non-public information, corrupting data, causing operational disruptions, or as part of a ransom demand for payment. As described below, we believe we have appropriate risk management processes, governance policies, standards, and procedures, a system of internal controls designed to address and mitigate these risks, and experienced internal resources to execute our information security and cybersecurity risk management programs.
In 2024, the Company’s Board of Directors approved the hiring of a full time Chief Information Security Officer (“CISO”) reporting to the Company’s Chief Information Officer (“CIO”) to support a focus on information security and support the three lines of defense enterprise risk management framework. Our defense enterprise risk management framework includes processes and procedures used to identify, assess, mitigate, and monitor the risks faced by the Company, including cybersecurity risk.
Within the three lines of defense framework for cybersecurity risk, the first line of defense is provided by the Information Technology department and business lines, which are responsible for the design and execution of information security practices and risk mitigation.
The second line of defense is provided by the Enterprise Risk Management department (led by the Company’s Independent Chief Risk Officer (“CRO”)) and the CISO (reporting to the CIO). The second line of defense seeks to identify, assess, and monitor cyber risk, in collaboration with our first line, while maintaining independence in the oversight of our information security program. The CISO has dotted-line reporting to the CRO. The CRO is independent of management and reports to the Board Risk Committee Chair.
The third line of defense is independent Internal Audit, led by our Head of Internal Audit, who is responsible for ensuring that the first and second lines of defense are both designed and operationally effective in mitigating cybersecurity risk through internal audits of including but not limited to: cybersecurity, electronic banking, GLBA/Privacy, information security, information technology, and vendor risk management. The Head of Internal Audit is independent of management and reports to the Board Audit Committee Chair.
Our CISO, CRO, CIO, and Head of Internal Audit have nearly seven decades of combined work experience, including six decades in banking and financial services risk management and information security roles, and maintain several industry licenses and certifications through continuing professional education.
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

The Board of Directors is ultimately responsible for the oversight of cybersecurity risk management, with the Board Risk Committee assisting the Board with oversight of the Company’s cybersecurity risk program and reporting. The Board of Directors appoints the CISO, and the CISO is given the full authority of the Board for administering and executing the Company’s written information security program. The CRO and CISO deliver reports to the full Board of Directors on the status and effectiveness of the Company’s written information security program, and reports to the Board Risk Committee any emerging threats or cyber risks on a periodic basis throughout the year. The Board Risk Committee has also approved an Information Security and Cybersecurity Risk Appetite Statement.
At the management level, the Enterprise Risk Management Committee (“ERMC”) is primarily responsible for cybersecurity risk management. The Committee is comprised of senior executives with risk management and information security expertise. The Information Technology Steering Committee (“ITSC”) is a sub-committee of ERMC and is also comprised of senior executives and staff with risk management and information security expertise. ITSC governs the first line of defense cybersecurity risk management activities and furnishes approval items, status reports, and approved Committee minutes to ERMC following a meeting. ERMC governs the second line of defense cybersecurity risk management activities and furnishes key risk indicators, risk assessments, reports, issues and committee minutes to the Board Risk Committee. The CISO assigns quarterly cyber security training to all Company employees and ERMC reviews and approves the training curriculum on an annual basis. Additionally, the CISO ensures the Board receives annual cyber security training.
We strive to minimize the occurrence of cybersecurity incidents and the risks resulting from such incidents. However, when a cybersecurity incident does occur, the Company has in place an incident response program to guide our assessment of and response to the incident. The CISO coordinates the Company’s response to a cybersecurity incident, including investigating, recording and evaluating any potential, suspected or confirmed incidents involving non-public customer information or Company confidential information. The CRO informs senior management and the Board Risk Chair and Board Audit Committee Chair as soon as practical if a significant security incident occurs. Formal incident reports, if/when applicable, are reviewed by ITSC, ERMC, and the Board Risk Committee.
The Company employs third parties in fulfilling certain aspects of its information security and cybersecurity programs. For example, we engage third parties to: monitor our network 24/7/365, escalate security alerts, when applicable, perform penetration testing, conduct social engineering tests and assist management with technology upgrades/installations. The CISO monitors information risks posed by third parties and any non-compliance with the controls created to address such risks. With respect to cybersecurity incidents affecting our third-party service providers, the CISO, CRO, and their respective teams, work with our service providers to understand and document any incidents, along with managing the impact to us and reporting such significant incidents to senior management, ITSC, ERMC, and the Board Risk Committee.
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

ITEM 2. PROPERTIES
Our headquarters are currently located at 2275 Research Boulevard, Suite 600, Rockville, Maryland 20850. The following table summarizes pertinent details of our commercial bank branch locations, mortgage banking offices, loan production offices (“LPO”), government loan servicing offices, and our credit card operations office. Our mortgage offices typically contain both origination and operations professionals.

Location	Owned/Leased	Lease Expiration	Type of office
One Church Street Suite 100 Rockville, MD 20850	Leased	12/31/2026	Commercial Branch
2275 Research Blvd. Suites 600 & 700 Rockville, MD 20850	Leased	12/31/2026	Corporate
6711 Columbia Gateway Drive Suite 170 Columbia, MD 21046	Leased	11/30/2027	Commercial Branch/LPO
110 Gibraltar Road Suite 130 Horsham, PA 19044	Leased	8/31/2026	OpenSky™ Operations
185 Harry S. Truman Parkway Suite 100 Annapolis, MD 21401	Leased	11/30/2026	Mortgage Office
1400 W Street, NW Suite 170 Washington, DC 20009	Leased	2/28/2033	Commercial Branch
1900 Campus Commons Drive Suite 130 Reston, VA 20191	Leased	1/31/2032	Commercial Branch, Mortgage Office, and OpenSky™ Headquarters
1104 Kenilworth Drive Suite 210 Towson, MD 21204	Leased	1/31/2027	LPO
550 South Andrews Avenue Suite 640 Fort Lauderdale, FL 33301	Leased	8/31/2029	Commercial Branch
8450 Falls of Neuse Road Suite 204 Raleigh, NC 27615	Owned		West Town Bank & Trust Operations Headquarters
7820 West 26th Street North Riverside, IL 60546	Owned		Commercial Branch
320 North Meridian Street Suite 212 Indianapolis, IN 46204	Leased	6/30/2026	Windsor Advantage Office
444 North Wells Street Suites 205 & 206 Chicago, IL 60654	Leased	7/31/2030	Windsor Advantage Office
997 Morrison Drive Suite 503 Charleston, SC 29403	Leased	6/30/2027	Windsor Advantage Office

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholder Information

The common stock of the Company has been publicly traded since September 2018 and is currently traded on the Nasdaq Global Select Market under the symbol CBNK. As of March 13, 2025, there were approximately 244 holders of record of our common stock.

Dividends
Commencing with the third quarter of 2021, shareholders have received quarterly cash dividends on shares of common stock. Dividends paid in 2024 totaled $5.3 million. As a general matter, the payment of dividends is at the discretion of the Company’s board of directors, based on such factors as operating results, financial condition, capital adequacy and regulatory requirements. Although we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders, the Company anticipates continuing a regular quarterly cash dividend. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.
Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval.

Repurchases of Common Stock
On July 25, 2022, the Company announced a stock repurchase program. Under the program, the Company is authorized to repurchase up to $10.0 million of its outstanding common stock, or 500,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). On April 13, 2023, the Company announced approval of up to an additional $5.0 million or 175,000 shares of Common Stock incremental to the July 2022 announcement. In connection with the acquisition of IFH, the Company temporarily suspended repurchases under its stock program during the first quarter of 2024. The Company repurchased 543,215 shares of Common Stock under the stock repurchase program, which expired on December 31, 2024.
During the three months ended December 31, 2024, the Company did not repurchase any Common Stock under the stock repurchase program.
On February 21, 2025, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $15 million of its Common Stock, or an aggregate of 483,559 shares of Common Stock. The new stock repurchase program will expire on February 28, 2026, but may be limited or terminated at any time without prior notice.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024, with respect to options and restricted stock units (“RSUs”) outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Capital Bancorp, Inc. Amended and Restated 2017 Stock and Incentive Compensation Plan	614,360	$21.02	446,794
Equity compensation plans not approved by security holders	—	—	—
Total	614,360	$21.02	446,794
Unregistered Sales of Common Stock
There were no unregistered sales of the Company’s stock during the year ended December 31, 2024.
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
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted throughout our MD&A by reference to “non-GAAP.” We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and to make day-to-day operating decisions. In addition, we believe our non-GAAP results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of non-GAAP results increases comparability of period-to-period results.
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
Net income of $31.0 million for the year ended December 31, 2024 decreased $4.9 million, or 13.7% when compared to the prior year. Net income of $40.1 million as adjusted excludes the impact of $3.3 million after-tax merger-related expenses, $3.2 million after-tax impact from the Initial IFH ACL Provision on non-PCD loans and a $2.6 million non-recurring equity and debt investment write-down that was nondeductible for tax purposes (non-GAAP) for the year ended December 31, 2024. There were no adjustments made to net income for the year ended December 31, 2023. Net interest income of $154.7 million increased $13.2 million from the prior year primarily due to increased average balances of $325.7 million in portfolio loans, partially offset by higher funding costs primarily resulting from the additional average deposit volume funding the loan growth. Interest income included $0.7 million and interest expense included $1.4 million from net purchase accounting amortization resulting from the IFH acquisition. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
The net interest margin decreased 38 basis points to 6.22% for the year ended December 31, 2024 compared to 6.60% for the prior year. The elevated interest rate environment increased the yield on cash, investments, and commercial bank loan yields but was offset by a slightly lower loan yield from OpenSky credit card loans. The overall cost of interest-bearing liabilities decreased the net interest spread to 4.81% for the year ended December 31, 2024 compared to 5.25% for the prior year. Core net interest margin, excluding credit card loans (as adjusted, non-GAAP), was 4.00% for the year ended December 31, 2024, compared to 3.96% for the prior year. For the year ended December 31, 2024, average interest earning assets increased $342.4 million, or 16.0%, to $2.5 billion as compared to the same period in 2023, and the average yield on interest earning assets increased 3 basis points. The yield on portfolio loans, as adjusted (non-GAAP, excluding credit card loans) was 7.03% for the year ended December 31, 2024, compared to 6.65% for the prior year. Compared to the same period in the prior year, average interest-bearing liabilities increased $288.5 million, or 22.7%, while the average cost of interest-bearing liabilities increased 47 basis points to 3.76% from 3.29%. For additional details, see “Non-GAAP Financial Measures and Reconciliations.”
For the year ended December 31, 2024, the provision for credit losses was $17.7 million, an increase of $8.1 million from the prior year. The variance included the Initial IFH non-PCD ACL Provision of $4.2 million and $4.5 million from organic commercial portfolio loan growth, partially offset by a $0.6 million reduction from the OpenSkyTM credit card portfolio. Net charge-offs for the year ended December 31, 2024 were $9.0 million, or 0.42% of average portfolio loans, compared to $8.5 million, or 0.47% of average portfolio loans, for the same period in 2023. The $9.0 million in net charge-offs during the year ended December 31, 2024 was comprised primarily of credit card portfolio net charge-offs, with $3.6 million related to secured and partially secured cards while $3.4 million was related to unsecured cards.
For the year ended December 31, 2024, noninterest income of $31.4 million increased $6.4 million, or 25.8%, from the same period in 2023. This increase was primarily driven by contributions from the IFH acquisition, including government loan servicing revenue (Windsor) of $4.0 million, government lending revenue (gain on sale) of $2.3 million and revenue from loan servicing rights of $1.0 million, offset by a non-recurring equity and debt write-down of $2.6 million related to an IFH investment. Other income increased $0.9 million primarily related to a previous investment in an SBIC, while credit card fees declined $1.3 million.
For the year ended December 31, 2024, noninterest expense of $126.2 million increased $15.5 million, or 14.0%, from the same period in 2023, largely due to the IFH acquisition. The increase was primarily driven by a $7.3 million, or 14.9%, increase in salaries and employee benefits, a $3.9 million increase in merger-related expenses, a $2.6 million, or 45.3%, increase in occupancy and equipment primarily related to increased contract expense from the IFH acquisition, and a $2.0 million, or 7.8%, increase in data processing expense, partially offset by a $1.4 million, or 15.4%, decrease in professional fees due to a reduction in third party consulting fees.
On October 1, 2024, in connection with the IFH acquisition, the Company acquired total assets of $559.4 million, net of purchase accounting adjustments, including gross loans of $373.5 million, loans held for sale of $41.7 million and goodwill and intangible assets of $37.2 million while liabilities assumed totaled $475.9 million including total deposits of $459.0 million. For the year ended December 31, 2024, the acquisition of IFH resulted in an increase in average assets of $134.3 million, an increase in average interest earning assets of $121.8 million, an increase in average gross loans of $105.0 million, and an increase in average total deposits of $117.4 million.
Total assets at December 31, 2024 were $3.2 billion, an increase of $980.7 million, or 44.1%, from the balance at December 31, 2023. Net portfolio loans, which exclude mortgage loans held for sale, totaled $2.6 billion at December 31, 2024, an increase of $726.9 million, or 38.2%, compared to $1.9 billion at December 31, 2023. Total liabilities at December 31, 2024 were $2.9 billion, an increase of $880.5 million, or 44.7%, from the balance at December 31, 2023. Total liability growth was primarily due to a $865.9 million increase in deposits partially offset by a decrease in other borrowed funds of $15.0 million when comparing December 31, 2024 to December 31, 2023. Stockholders’ equity increased to $355.1 million as of December 31, 2024, compared to $254.9 million at December 31, 2023.
Deposits were $2.8 billion at December 31, 2024, an increase of $865.9 million, or 45.7%, from the balance at December 31, 2023. Average deposits of $2.2 billion for the year ended December 31, 2024 increased $304.4 million, or 16.3%, as compared to the prior year. Average noninterest-bearing deposit balances increased $20.3 million to $675.4 million, or 31.1% of total average deposits for the year ended December 31, 2024, as compared to $655.0 million, or 35.1% of total average deposits for the prior year.
The Bank’s OpenSky™ Division, including shared service and corporate allocations contributed $17.3 million of income before taxes for the year ended December 31, 2024, a decrease of $1.8 million for the segment from the prior year. Average OpenSky™ loan balances, net of reserves and deferred fees of $115.6 million for the year ended December 31, 2024 increased $1.1 million, or 1.0%, as compared to the prior year. OpenSky™ loan balances, net of reserves, of $127.8 million at December 31, 2024 increased by $4.4 million, or 3.6%, compared to $123.3 million at December 31, 2023. Corresponding non-interest bearing deposit balances of $166.4 million at December 31, 2024 decreased $7.5 million, or 4.3%, compared to $173.9 million at December 31, 2023. Gross unsecured loan balances of $42.4 million at December 31, 2024 increased $11.6 million, or 37.7%, compared to $30.8 million at December 31, 2023. For the year ended December 31, 2024, noninterest income of $16.1 million decreased $1.2 million due primarily to a decline in credit card fees as compared to the prior year.
The Bank’s Capital Bank Home Loans division including shared service and corporate allocations contributed a net loss before taxes of $2.5 million for the year ended December 31, 2024 as compared to a net loss before taxes of $3.0 million in the prior year. The Bank’s Capital Bank Home Loans division saw an increase in mortgage originations during the year ended December 31, 2024 when compared to the prior year. An elevated interest rate environment dampened home loan sales and home loan refinances. Gain on sale margins were down from 2.76% for the twelve months ended December 31, 2023 to 2.59% for the twelve months ended December 31, 2024.
The Bank’s Windsor Advantage division, including shared service and corporate allocations, contributed net income before taxes of $1.9 million for the year ended December 31, 2024 following the acquisition of IFH on October 1, 2024. Gross government loan servicing revenue (Windsor) totaled $4.6 million, including $0.6 million of Capital Bank related servicing fees, during the fourth quarter 2024. Windsor's total servicing portfolio was $2.5 billion at December 31, 2024.
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
The critical accounting and reporting estimates include the Company’s accounting for the ACL. The Company provides additional information on its ACL in “Note 1 - Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 "Financial Statements and Supplementary Data.”
We account for business combinations under ASC 805, Business Combinations using the acquisition method of accounting and record the identifiable assets acquired, liabilities assumed and consideration paid at fair value at the acquisition date. The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. The fair values are preliminary estimates subject to adjustments during the measurement period, which does not exceed one year after acquisition. The application of business combination principles, including the determination of the fair value of net assets acquired, requires the use of significant estimates and assumptions under ASC 820, Fair Value Measurement. See Note 2 - Business Combination in the “Notes to the Consolidated Financial Statements” to the Consolidated Financial Statements. Determining estimated fair value requires a significant amount of judgment and estimates. If our assumptions change, or errors are determined in its calculations, the fair value could materially change resulting in an adjustment to our goodwill or identifiable net assets acquired, including identified intangible assets. As of December 31, 2024, the Company believes that the fair value of the assets acquired, liabilities assumed and consideration paid at fair value at the acquisition date was appropriately determined in accordance with GAAP.
Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - Note 1. Summary of Significant Accounting Policies.”
Results of Operations for the Years Ended December 31, 2024 and 2023
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(in thousands)	2024	2023	% Change
Interest income	$213,301	$183,206	16.4%
Interest expense	58,555	41,680	40.5%
Net interest income	154,746	141,526	9.3%
Provision for credit losses	17,720	9,610	84.4%
Provision for (release of) credit losses on unfunded commitments	385	(101)	(481.2)%
Net interest income after provision for credit losses	136,641	132,017	3.5%
Noninterest income	31,410	24,975	25.8%
Noninterest expense	126,219	110,767	14.0%
Net income before income taxes	41,832	46,225	-9.5%
Income tax expense	10,860	10,354	4.9%
Net income	$30,972	$35,871	-13.7%
Net income for the year ended December 31, 2024 was $31.0 million compared to net income of $35.9 million for the same period in 2023, a 13.7% decrease. Net income was $40.1 million as adjusted to exclude the impact of $3.3 million after-tax merger-related expenses, $3.2 million after-tax impact from the Initial IFH ACL Provision on non-PCD loans and a $2.6 million non-recurring equity and debt investment write-down that was nondeductible for tax purposes (non-GAAP), for the year ended December 31, 2024. Net interest income increased $13.2 million, or 9.3%, to $154.7 million when comparing the year ended December 31, 2024 to the year ended December 31, 2023, primarily due to increased average balances of $325.7 million in portfolio loans, partially offset by higher funding costs primarily resulting from the additional average deposit volume funding loan growth. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
The provision for credit losses for the year ended December 31, 2024 was $17.7 million, an increase of $8.1 million, or 84.4%, from the provision for credit losses for the year ended December 31, 2023. The variance included the initial IFH ACL provision of $4.2 million on non-PCD loans and $4.5 million from organic commercial portfolio loan growth, partially offset by $0.6 million from OpenSky credit card portfolio. Net charge-offs for the year ended December 31, 2024 were $9.0 million, or 0.42% of average portfolio loans, compared to $8.5 million, or 0.47% of average loans for the same period in 2023. Net charge-offs were comprised, in part, of OpenSky credit card portfolio loans of $3.6 million related to secured and partially secured while $3.4 million was related to unsecured cards.
For the year ended December 31, 2024, noninterest income was $31.4 million, an increase of $6.4 million, or 25.8%, from $25.0 million in the prior year period primarily driven by contributions from the IFH acquisition. Government loan servicing revenue (Windsor) totaled $4.0 million, government lending revenue totaled $2.3 million and loan servicing rights totaled $1.0 million, offset by a non-recurring equity and debt write-down of $2.6 million related to an IFH investment. Mortgage banking revenue of $7.1 million increased $2.3 million, primarily due to an increase in home loan sales while credit card fees of $16.0 million declined $1.3 million from lower interchange and other fee income recognized compared to the prior year.
Noninterest expense was $126.2 million for the year ended December 31, 2024, as compared to $110.8 million for the year ended December 31, 2023, an increase of $15.5 million, or 14.0% largely due to the IFH acquisition. The change includes increases in salaries and employee benefits expenses of $7.3 million, or 14.9%, merger-related expenses of $3.9 million, advertising expenses of $0.2 million, other operating expenses of $0.8 million and data processing expense of $2.0 million, partially offset by decreases in professional fees of $1.4 million and other operational losses of $0.9 million.
Net Interest Income and Net Margin Analysis
Net interest income is our largest component of revenue and driver of net income. Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the years ended December 31, 2024 and 2023. Weighted average yields are derived by dividing income by the average balance of the related assets, and weighted average rates are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Years Ended December 31,
	2024			2023
($ in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest earning assets:
Interest-bearing deposits	$98,319	$4,569	4.65%	$70,407	$3,211	4.56%
Federal funds sold	57	3	5.26	1,597	74	4.63
Investment securities available-for-sale	228,909	5,441	2.38	245,466	4,815	1.96
Restricted investments	5,563	373	6.71	5,016	346	6.90
Loans held for sale	12,121	569	4.69	5,755	382	6.64
Portfolio loans receivable(1)(2)	2,142,638	202,346	9.44	1,816,968	174,378	9.60
Total interest earning assets	2,487,607	213,301	8.57	2,145,209	183,206	8.54
Noninterest earning assets	66,442			43,090
Total assets	$2,554,049			$2,188,299

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$221,437	$1,003	0.45%	$201,194	$298	0.15%
Savings	6,732	27	0.40	5,768	8	0.14
Money market accounts	704,002	28,741	4.08	642,013	23,510	3.66
Time deposits	561,369	26,399	4.70	360,464	15,809	4.39
Borrowed funds	63,686	2,385	3.74	59,302	2,055	3.47
Total interest-bearing liabilities	1,557,226	58,555	3.76	1,268,741	41,680	3.29
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	34,043			24,026
Noninterest-bearing deposits	675,360			655,013
Stockholders’ equity	287,420			240,519
Total liabilities and stockholders’ equity	$2,554,049			$2,188,299

Net interest spread			4.81%			5.25%
Net interest income		$154,746			$141,526
Net interest margin (3)			6.22%			6.60%
_______________
(1)Includes nonaccrual loans.
(2)For the years ended December 31, 2024 and 2023, portfolio loans yield excluding credit card loans was 7.03% and 6.65%, respectively.
(3)For the years ended December 31, 2024 and 2023, credit card loans accounted for 222 and 264 basis points of the reported net interest margin, respectively.

The net interest margin decreased 38 basis points to 6.22% for the year ended December 31, 2024 from the same period in 2023. Net interest margin, excluding credit card loans, was 4.00% and 3.96%, respectively, for years ended December 31, 2024 and 2023. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”

For the year ended December 31, 2024, average interest earning assets increased $342.4 million, or 16.0%, to $2.5 billion as compared to the same period in 2023, and the average yield on interest earning assets increased 3 basis points. Compared to the same period in the prior year, average interest-bearing liabilities increased $288.5 million, or 22.7%, while the average cost of interest-bearing liabilities increased 47 basis points to 3.76% from 3.29%.
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Compared to			Compared to
	December 31, 2023			December 31, 2022
	Change Due To		Interest Variance	Change Due To		Interest Variance
(In thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$1,295	$63	$1,358	$(3,937)	$5,141	$1,204
Federal funds sold	(81)	10	(71)	(63)	93	30
Investment securities available-for-sale	(394)	1,020	626	(67)	970	903
Restricted investments	37	(10)	27	(32)	103	71
Loans held for sale	299	(112)	187	(261)	208	(53)
Portfolio loans receivable excluding credit card loans	22,773	6,470	29,243	14,597	18,060	32,657
Credit card loans	585	(1,860)	(1,275)	(6,413)	4,161	(2,252)
Total interest income	24,514	5,581	30,095	3,824	28,736	32,560

Interest Expense:
Interest-bearing demand accounts	91	614	705	(79)	203	124
Savings	4	15	19	(4)	7	3
Money market accounts	2,529	2,702	5,231	3,244	15,737	18,981
Time deposits	9,473	1,117	10,590	8,527	4,379	12,906
Borrowed funds	170	160	330	(637)	264	(373)
Total interest expense	12,267	4,608	16,875	11,051	20,590	31,641
Net interest income	$12,247	$973	$13,220	$(7,227)	$8,146	$919
When comparing the years ended December 31, 2024 to 2023, the largest positive impact to total interest income was the growth in interest earning assets, strengthened in part by the IFH acquisition. Growth (change due to volume) in the loan portfolio, excluding credit cards, contributed $22.8 million to the increase in interest income, while elevated interest rates on portfolio loans contributed $6.5 million for the year ended December 31, 2024 compared to the prior year. On a standalone basis, interest income attributable to the credit card portfolio declined by $1.3 million year over year primarily due to a reduction in yield. The variance in interest expense year over year was primarily impacted by growth in interest-bearing liabilities, augmented in part by the IFH acquisition. Growth in interest bearing liabilities contributed $12.3 million to increased interest expense, including $9.5 million from growth in time deposits, partially offsetting the increase in total interest income.
Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. For a description of the factors taken into account by our management in determining the ACL, see “Financial Condition— Allowance for Credit Losses.”
For the year ended December 31, 2024, the provision for credit losses was $17.7 million, an increase of $8.1 million from the recorded provision for credit losses of $9.6 million for the year ended December 31, 2023. The variance included the Initial IFH ACL provision on non-PCD loans of $4.2 million and $4.5 million from organic commercial portfolio loan growth, partially offset by a $0.6 million reduction from the OpenSkyTM credit card portfolio. Net charge-offs for the year ended December 31, 2024 were $9.0 million, or 0.42% of average portfolio loans, compared to $8.5 million, or 0.47% of average portfolio loans, for the same period in 2023. The $9.0 million in net charge-offs during the year ended December 31, 2024 was comprised primarily of credit card portfolio net charge-offs, with $3.6 million related to secured and partially secured cards while $3.4 million was related to unsecured cards.
The ACL as a percent of portfolio loans was 1.85% at December 31, 2024 as compared to 1.50% at December 31, 2023. While the legacy Capital Bank portfolio credit metrics are relatively consistent with prior year, the increase in the ACL provision year-over-year is attributable to the IFH acquisition, most notably a few PCD loans that required elevated ACL coverage and are not consistent with the current product offering and stronger underwriting at IFH at the time of the acquisition. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at December 31, 2024 in “Financial Condition - Allowance for Credit Losses.”
Noninterest Income
A primary source of recurring noninterest income are credit card fees, such as interchange fees and statement fees, mortgage banking revenue and Windsor Advantage fee income in connection with its servicing, processing and packaging of SBA and USDA loans for its financial institution clients. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
(in thousands)	2024	2023	% Change
Noninterest income:
Service charges on deposit accounts	$883	$964	(8.4)%
Credit card fees	15,999	17,273	(7.4)
Mortgage banking revenue	7,146	4,896	46.0
Government lending revenue	2,301	—
Government loan servicing and packaging revenue	3,993	—
Loan servicing rights (government guaranteed)	1,013	—
Non-recurring equity and debt investment write-down	(2,620)	—
Other income	2,695	1,842	46.3
Total noninterest income	$31,410	$24,975	25.8%

For the year ended December 31, 2024, noninterest income of $31.4 million increased $6.4 million, or 25.8%, from the same period in 2023 primarily due to contributions from the IFH acquisition. Government loan servicing revenue (Windsor Advantage) totaled $4.0 million, government lending revenue totaled $2.3 million and revenue from loan servicing rights totaled $1.0 million, offset by a non-recurring equity and debt write-down of $2.6 million related to a legacy IFH investment. In December of 2024 the Company became aware of certain financial conditions at a legacy IFH investment which indicated the need to evaluate the investment for impairment. Based upon the Company’s financial evaluation of a legacy IFH investment it was determined that the value of the Company’s investment in a legacy IFH investment was impaired and a write-down of the investment value was required. The Company does not hold any additional equity securities nor does the Company plan to enter into equity security arrangements in the future, therefore the Company does not expect any future deferred tax benefits associated with the impairment.
Mortgage banking revenue of $7.1 million, for the year ended December 31, 2024, increased $2.3 million due to an increase in home loan sales as compared to the prior year. For the year ended December 31, 2024, credit card fees of $16.0 million declined $1.3 million as a result of lower interchange and other fee income recognized compared to the prior year.
The Bank’s Capital Bank Home Loans division experienced an increase of 48.7% in mortgage originations during the year ended December 31, 2024 when compared to the same period in the prior year. Origination volumes increased $98.0 million, to $299.1 million, for the year ended December 31, 2024, when compared to $201.1 million for the same period in the prior year. Gain on sale margins were down from 2.76% for the twelve months ended December 31, 2023 to 2.59% for the year ended December 31, 2024.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under generally accepted accounting principles for possible repurchases. The reserve was $2.3 million at December 31, 2024 and $1.0 million at December 31, 2023. The Bank repurchased one loan totaling $296 thousand during the year ended December 31, 2024. The Bank repurchased one loan totaling $597 thousand during the year ended December 31, 2023. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
(in thousands)	2024	2023	% Change
Noninterest expense:
Salaries and employee benefits	$56,037	$48,754	14.9%
Occupancy and equipment	8,244	5,673	45.3
Professional fees	7,846	9,270	(15.4)
Data processing	27,689	25,686	7.8
Advertising	6,359	6,161	3.2
Loan processing	2,431	1,633	48.9
Foreclosed real estate expenses, net	2	7	(71.4)
Merger-related expenses	3,930	—
Operational losses	3,714	4,613	(19.5)
Outside service providers	1,878	1,932	(2.8)
Regulatory assessment expenses	1,937	1,649	17.5
Other operating	6,152	5,389	14.2
Total noninterest expense	$126,219	$110,767	14.0%
For the year ended December 31, 2024, noninterest expense of $126.2 million increased $15.5 million, or 14.0%, from the same period in 2023, primarily from the IFH acquisition. The increase was primarily driven by a $7.3 million, or 14.9%, increase in salaries and employee benefits due largely to the acquisition of IFH. Merger-related expenses were $3.9 million. Occupancy and equipment expense increased $2.6 million, or 45.3%, primarily related to increased contract expense from the IFH acquisition of $0.5 million and software depreciation of $0.4 million. Other operating expenses increased $0.8 million including an increase in insurance related expenses and other miscellaneous expenses. Data processing expense increased $2.0 million, or 7.8%, outside service providers expense decreased $0.1 million, or 2.8% and professional fees decreased $1.4 million, or 15.4%, due to a reduction in third party consulting fees.
Income Tax Expense
The amount of income tax expense we incur is influenced by our pre-tax income, our tax exempt revenue and our nondeductible expenses. Deferred tax assets and liabilities are reflected at enacted tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense was $10.9 million for 2024 compared to $10.4 million for 2023. Our effective tax rates for those periods were 26.0% and 22.4%, respectively. The elevated tax rate in 2024 resulted from the non-deductibility of a non-recurring equity and debt investment write down, in a legacy IFH investment, along with certain merger-related expenses. In December of 2024 the Company became aware of certain financial conditions in a legacy IFH investment which indicated the need to evaluate the investment for impairment. Based upon the Company’s financial evaluation of a legacy IFH investment it was determined that the value of the Company’s investment in a legacy IFH investment was impaired and a write-down of the investment value was required. The Company does not hold any additional equity securities, therefore the Company does not expect any future deferred tax benefits associated with the impairment.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	December 31,		Change expressed in:
(in thousands, except per share data)	2024	2023	Dollars	Percent
Total assets	$3,206,911	$2,226,176	$980,735	44.1%
Investment securities available-for-sale	223,630	208,329	15,301	7.3
Mortgage loans held for sale	21,270	7,481	13,789	184.3
Portfolio loans receivable, net of deferred fees and costs	2,630,163	1,903,288	726,875	38.2
Allowance for credit losses	48,652	28,610	20,042	70.1
Deposits	2,761,939	1,895,996	865,943	45.7
FHLB borrowings	22,000	22,000	—	—
Other borrowed funds	12,062	27,062	(15,000)	(55.4)
Total stockholders’ equity	355,139	254,860	100,279	39.3
Tangible common equity(1)	312,685	254,860	57,825	22.7
Equity to total assets at end of period	11.07%	11.45%		(3.3)
Weighted average number of basic shares outstanding	14,584	14,003		4.1
Weighted average number of diluted shares outstanding	14,640	14,081		4.0
Common shares outstanding	16,663	13,923		19.7
Book value per share	$21.31	$18.31		16.4
Tangible book value per share(1)	$18.77	$18.31		2.5
Dividends per share	$0.36	$0.28		28.6
(1) See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.
Total assets at December 31, 2024 increased $980.7 million from the balance at December 31, 2023. On October 1, 2024, in connection with the IFH acquisition, the Company acquired total assets of $559.4 million, net of purchase accounting adjustments, including gross loans of $373.5 million, loans held for sale of $41.7 million and goodwill and intangible assets of $37.2 million while liabilities assumed totaled $475.9 million including total deposits of $459.0 million. Net portfolio loans, which exclude mortgage loans held for sale, totaled $2.6 billion as of December 31, 2024, an increase of $726.9 million, or 38.2%, from $1.9 billion at December 31, 2023.
Investment Securities
To manage liquidity and supplement interest income earned on our loan portfolio, the Company invests in U.S. Treasuries, high-quality mortgage-backed securities (“MBS”), government agency bonds, asset-backed securities and high-quality municipal and corporate bonds. The asset-backed securities are comprised of student loan collateral issued by the Federal Family Education Loan Program, which includes a minimum of a 97% government repayment guarantee, as well as additional support in excess of the government guaranteed portion.
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at December 31, 2024 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
At December 31, 2024	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S Treasuries	$20,003	1.60%	$96,147	1.56%	$20,681	1.47%	$—	—%	$136,831	$126,835	1.55%
Municipal	—	—	905	4.85	4,104	4.47	6,689	1.91	11,698	9,283	3.04
Corporate	—	—	—	—	5,000	4.31	—	—	5,000	4,711	4.31
Asset-backed securities	—	—	—	—	—	—	5,501	6.35	5,501	5,526	6.35
Mortgage-backed securities	5,908	4.96	38,835	4.14	1,890	4.49	33,306	4.15	79,939	77,275	4.21
Total	$25,911	2.37%	$135,887	2.32%	$31,675	2.49%	$45,496	4.09%	$238,969	$223,630	2.71%
As described in “Note 3 - Investment Securities” in the “Notes to the Consolidated Financial Statements” at December 31, 2024, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of December 31, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are 5 securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 82% of the portfolio; AA+ – 8%; AA – 10%.
Asset-backed Securities – There were 3 investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of December 31, 2024.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $3.1 million as of December 31, 2024 and $14.1 million as of December 31, 2023, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $28.6 million as of December 31, 2024 are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Commercial and Industrial. In addition to other loan products, general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit, government guaranteed loans and solar energy related loans and other loan products, are offered, primarily in target markets, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower and secondarily, on the underlying collateral provided by the borrower. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment. Personal guaranties from the borrower or other principal are generally obtained.
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $87.2 million and $95.3 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of December 31, 2024 and December 31, 2023, respectively. Unsecured balances were $42.4 million and $30.8 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. Acquired loans, including those acquired in a business combination, are evaluated to determine if they have experienced more-than-insignificant deterioration in credit quality since origination. When the condition exists, these loans are referred to as purchased credit deteriorated, or PCD. An allowance is recognized for a PCD loan by adding it to the purchase price or fair value in a business combination. There is no provision for credit losses recognized upon acquisition of a PCD loan since the initial allowance is established through purchase accounting. After initial recognition, the accounting for a PCD loan follows the credit loss model that applies to the loan category. Purchased financial loans that do not have a more-than-significant deterioration in credit quality since origination are accounted for in a manner consistent with originated loans. An allowance for credit losses is recorded with a corresponding charge to provision for credit losses. Subsequent to the acquisition date, the methods utilized to estimate the required ACL for these loans is similar to the method used for organically originated loans.
Nonperforming Assets
Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When the interest accrual is discontinued, all unpaid accrued interest is reversed from income. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, reasonably assured.
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, customer bankruptcy and lack of assets, and/or collateral deficiencies. Consumer credit card balances are moved into the charge off queue after they become more than 90 days past due and are charged off not later than 120 days after they become past due. Otherwise, loans that are past due for 180 days or more are charged off unless the loan is well-secured and in the process of collection.
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
From a credit risk standpoint, we grade watchlist and problem loans into one of five credit quality indicators: pass/watch, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with each loan. Credit ratings are reviewed regularly and then adjusted regularly to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our lending policy requires the routine monitoring of past due reports, daily overdraft reports, monthly maturing loans, monthly risk rating reports and internal loan review reports. The lending and credit management of the Bank meet periodically to review loans rated pass/watch. The focus of each meeting is to identify and promptly determine any necessary required action within this loan population, which consists of loans that, although considered satisfactory and performing to terms, may exhibit special risk features that warrant management’s attention.
Management is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced credit administration function, which provides independent analysis of credit requests and the management of problem credits. The credit department has developed and implemented analytical procedures for evaluating credit requests, has refined the Company’s risk rating system, and continually endeavors to adapt and enhance the monitoring of the loan portfolio. The loan portfolio analysis process is intended to contribute to the identification of weaknesses before they become more severe.
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
At December 31, 2024, the recorded investment in individually assessed loans was $34.9 million, requiring a specific reserve of $9.3 million. At December 31, 2023, the recorded investment in individually assessed loans was $16.0 million, requiring a specific reserve of $0.4 million. The $34.9 million of individually assessed loans at December 31, 2024 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2024.
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
A major consideration in the determination of the allowance for credit loss on the credit card portfolio is based on historical loss experience in that portfolio. The Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured and unsecured.

The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2024	2023	2024	2023
(in thousands)	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
Real estate:
Residential	1.01%	0.96%	1.26%	1.99%	80%	48%
Commercial	1.70	1.51	1.52	0.09	112	1,773
Construction	0.93	0.78	1.34	1.13	69	69
Commercial and Industrial	2.95	1.84	0.54	0.32	552	569
Credit card	4.93	4.94	—	—	—	—
Other consumer	0.72	1.26	—	—	—	—
Total	1.85%	1.50%	1.15%	0.84%	161%	178%

Total charge-offs for the year ended December 31, 2024 and December 31, 2023 were primarily comprised of credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. The following table presents a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	For the Years Ended December 31,
	2024			2023
(in thousands)	Net Charge-offs	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$907	$616,739	0.15%	$670	$544,552	0.12%
Commercial	559	756,662	0.07	841	665,535	0.13
Construction	—	299,282	—	—	266,274	—
Commercial and Industrial	513	352,606	0.15	77	224,229	0.03
Credit card	7,024	115,581	6.08	6,885	114,450	6.02
Other consumer	—	1,768	—	—	1,928	—
Total	$9,003	$2,142,638	0.42%	$8,473	$1,816,968	0.47%

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

	December 31,
	2024		2023
(in thousands)	Amount	Percent(1)	Amount	Percent(1)
Real estate:
Residential	$6,945	14%	$5,518	19%
Commercial	16,041	33	10,316	36
Construction	2,973	6	2,271	8
Commercial and Industrial	16,377	33	4,406	16
Credit card	6,301	14	6,087	21
Other consumer	15	—	12	—
Total allowance for credit losses	$48,652	100%	$28,610	100%
_______________
(1) Loan category as a percentage of total portfolio loans.

Total Liabilities
Total liabilities at December 31, 2024 increased $880.5 million from December 31, 2023, primarily due to the IFH acquisition.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial and business banking officers. Our credit card customers are a significant source of low cost deposits. As of December 31, 2024 and December 31, 2023, our credit card customers accounted for $166.4 million and $173.9 million, or 20.5% and 28.2%, respectively, of our total noninterest-bearing deposit balances.
Major categories of interest-bearing deposits are as follows:

Interest-Bearing Deposits
	At December 31,
(in thousands)	2024	2023
Interest-bearing demand accounts	$238,881	$199,308
Savings	13,488	5,211
Money market accounts	816,708	663,129
Customer time deposits	548,901	268,619
Brokered time deposits	333,033	142,356
Total Interest-bearing deposits	$1,951,011	$1,278,623
The Company had $333.0 million in brokered deposits at December 31, 2024 compared to $142.4 million at December 31, 2023.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of December 31, 2024, these concentrations represented 6% and 11% of deposits, respectively. As of December 31, 2023, these deposits represented 9% and 12% of deposits, respectively.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the years Ended December 31,
	2024		2023
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$221,437	0.45%	$201,194	0.15%
Savings	6,732	0.40	5,768	0.14
Money market accounts	704,002	4.08	642,013	3.66
Time deposits	561,369	4.70	360,464	4.39
Total Interest-bearing deposits	1,493,540	3.76%	1,209,439	3.28%
Noninterest-bearing demand accounts	675,360		655,013
Total deposits	$2,168,900	2.59%	$1,864,452	2.13%
Deposit costs increased 46 basis points during the year ended December 31, 2024 due, in large part, to a series of interest rate increases implemented by the Federal Reserve beginning in early 2022 and continuing into 2023 and the corresponding mix shift from low and no interest bearing deposits to higher rate money market accounts and time deposits. However, average noninterest-bearing deposit balances increased $20.3 million when compared to December 31, 2023, as growth in the number of customer accounts and corresponding balances outpaced the decision by some depositors to move balances from noninterest-bearing deposit accounts to interest-bearing deposit accounts.
Noninterest-bearing deposits represented 29.4% of total deposits at December 31, 2024 compared to 32.6% at December 31, 2023. Uninsured deposits were approximately $703.2 million as of December 31, 2024, representing 25.5% of the Company's deposit portfolio, compared to $789.4 million, or 41.6%, at December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table presents the maturities of our certificates of deposit as of December 31, 2024.

(in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
$250,000 or more	$36,888	$55,085	$150,059	$8,808	$250,840
Less than $250,000	142,933	218,241	123,786	146,134	631,094
Total	$179,821	$273,326	$273,845	$154,942	$881,934
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Total borrowings decreased during the year ended December 31, 2024 to $34.1 million from $49.1 million at December 31, 2023.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2024, approximately $625.0 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $507.5 million. As of December 31, 2024, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2024, we had $22.0 million in outstanding advances and $485.5 million in available borrowing capacity from the FHLB.

Other borrowed funds. The Company has also issued junior subordinated debentures and other subordinated notes. At December 31, 2024, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At December 31, 2024, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of December 31, 2024, the rate for the Floating Rate Debentures was 6.49%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $110.2 million as of December 31, 2024. Certain commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). As of March 31, 2024, participation in the BTFP had concluded and the Company had no outstanding balances under the BTFP at December 31, 2024.
Other Borrowings. The Company also has available lines of credit of $76.0 million with other correspondent banks at December 31, 2024, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at December 31, 2024.
Liquidity
Liquidity is defined as the Bank’s capacity to meet its cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Bank’s ability to meet both expected and unexpected cash flows and collateral needs efficiently and without adversely affecting either daily operations or the financial condition of the Bank. Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. The Bank’s obligations, and the funding sources used to meet them, depend significantly on our business mix, balance sheet structure and the cash flow profiles of our on- and off-balance sheet obligations. In managing our cash flows, management endeavors to anticipate situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints on the ability to convert assets into cash or in accessing sources of funds (i.e., market liquidity) and contingent liquidity events. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity and asset/liability management.
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
As of December 31, 2024, we had $485.5 million of available borrowing capacity from the FHLB, $20.6 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program and available lines of credit of $76.0 million with other correspondent banks. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $131.4 million at December 31, 2024. Cash and cash equivalents were $205.3 million at December 31, 2024.
Capital Resources
Stockholders’ equity increased $100.3 million for the year ended December 31, 2024 compared to December 31, 2023 largely due to the common stock issued in connection with the IFH acquisition of $70.9 million and net income of $31.0 million for the year ended December 31, 2024. In connection with the acquisition of IFH, the Company temporarily suspended repurchases under its stock repurchase program during the first quarter of 2024. Shares repurchased and retired for the year ended December 31, 2024, as part of the Company's stock repurchase program, totaled 67,869 shares at an average price of $20.62, for a total cost of $1.4 million including commissions.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $11.5 million at December 31, 2024 and $13.1 million at December 31, 2023. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 3 to the consolidated financial statements provide additional information concerning management’s evaluation of investment securities available-for-sale for credit losses at December 31, 2024.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 11.07% at December 31, 2024 and 11.45% at December 31, 2023.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See “Risks Related to Our Operations and the Regulation of Our Industry” in Part I, Item 1A - Risk Factors.
As of December 31, 2024, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$346,840	11.07%	$125,348	4.00%	$156,685	5.00%
Tier 1 capital (to risk-weighted assets)	346,840	13.83	150,512	6.00	200,683	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	344,778	13.74	112,884	4.50	163,055	6.50
Total capital ratio (to risk-weighted assets)	388,425	15.48	200,683	8.00	250,853	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$283,828	9.17%	$123,818	4.00%	$154,772	5.00%
Tier 1 capital (to risk-weighted assets)	281,563	11.54	146,451	6.00	195,268	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	281,563	11.54	109,838	4.50	158,655	6.50
Total capital ratio (to risk-weighted assets)	312,304	12.79	195,268	8.00	244,085	10.00

December 31, 2023
The Company
Tier 1 leverage ratio (to average assets)	$270,019	12.14%	$89,004	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,019	15.55	104,175	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	267,957	15.43	78,132	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	301,817	17.38	138,900	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$228,794	10.51%	$87,068	4.00%	$108,835	5.00%
Tier 1 capital (to risk-weighted assets)	228,794	13.56	101,251	6.00	135,001	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	228,794	13.56	75,938	4.50	109,688	6.50
Total capital ratio (to risk-weighted assets)	249,984	14.81	135,001	8.00	168,751	10.00

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Our liquidity monitoring and management consider both present and future demands for and sources of liquidity. The following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2024.

(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$22,000	$—	$—	$—	$22,000
Certificates of deposit $250,000 or more	265,073	9,144	—	—	274,217
Certificates of deposit less than $250,000	461,919	116,430	29,348	20	607,717
Lease payments	2,030	2,559	890	1,188	6,667
Subordinated debt	—	—	—	12,062	12,062
Total	$751,022	$128,133	$30,238	$13,270	$922,663
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

	December 31,
(in thousands)	2024	2023
Unfunded lines of credit	$403,029	$336,472
Letters of credit	3,122	4,641
Commitment to fund other investments	2,714	3,874
Total credit extension commitments	$408,865	$344,987
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

Earnings Metrics, as Adjusted	Year Ended
(in thousands, except per share data)	December 31, 2024	December 31, 2023

Net Income	$30,972	$35,871
Add: Merger-Related Expenses, net of tax	3,308	—
Add: Non-Recurring Equity and Debt Investment Write-Down	2,620	—
Add: IFH Non-PCD ACL Provision, Net of Tax	3,169	—
Net Income, as Adjusted	$40,069	$35,871

Weighted Average Common Shares - Diluted	14,640	14,081
Earnings per Share - Diluted	$2.12	$2.55
Earnings per share - Diluted, as Adjusted	$2.74	$2.55

Average Assets	$2,554,049	$2,188,299
Return on Average Assets	1.21%	1.64%
Return on Average Assets, as Adjusted	1.57%	1.64%

Average Equity	$287,420	$240,519
Return on Average Equity	10.78%	14.91%
Return on Average Equity, as Adjusted	13.94%	14.91%

Net Interest Income (a)	$154,746	$141,526
Noninterest Income	31,410	24,975
Total Revenue	$186,156	$166,501
Noninterest Expense	$126,219	$110,767
Efficiency Ratio(1)	67.80%	66.53%

Noninterest Income	$31,410	$24,975
Add: Non-Recurring Equity and Debt Investment Write-Down	2,620	—
Noninterest Income, as Adjusted (b)	$34,030	$24,975
Total Revenue, as Adjusted (a) + (b)	$188,776	$166,501

Noninterest Expense	$126,219	$110,767
Less: Merger-Related Expenses	3,930	—
Noninterest Expense, as Adjusted	$122,289	$110,767
Efficiency Ratio, as Adjusted(1)	64.78%	66.53%
_______________
(1)The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Net Interest Margin, as Adjusted	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Net Interest Income	$154,746	$141,526
Less: Credit Card Loan Income	59,821	61,096
Net Interest Income, as Adjusted	$94,925	$80,430
Average Interest Earning Assets	2,487,607	2,145,209
Less: Average Credit Card Loans	115,581	114,450
Total Average Interest Earning Assets, as Adjusted	$2,372,026	$2,030,759
Net Interest Margin, as Adjusted	4.00%	3.96%

Portfolio Loans Receivable Yield, as Adjusted	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Portfolio Loans Receivable Interest Income	$202,346	$174,378
Less: Credit Card Loan Income	59,821	61,096
Portfolio Loans Receivable Interest Income, as Adjusted	$142,525	$113,282
Average Portfolio Loans Receivable	2,142,638	1,816,968
Less: Average Credit Card Loans	115,581	114,450
Total Average Portfolio Loans Receivable, as Adjusted	$2,027,057	$1,702,518
Portfolio Loans Receivable Yield, as Adjusted	7.03%	6.65%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Net Income	$30,972	$35,871
Add: Income Tax Expense	10,860	10,354
Add: Provision for Credit Losses	17,720	9,610
Add: Provision for (Release of) Credit Losses on Unfunded Commitments	385	(101)
PPNR	$59,937	$55,734

PPNR, as Adjusted	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Net Income	$30,972	$35,871
Add: Income Tax Expense	10,860	10,354
Add: Provision for Credit Losses	17,720	9,610
Add: Provision for (Release of) Credit Losses on Unfunded Commitments	385	(101)
Add: Merger-Related Expenses	3,930	—
Add: Non-Recurring Equity and Debt Investment Write-Down	2,620	—
PPNR, as Adjusted	$66,487	$55,734

Allowance for Credit Losses to Total Portfolio Loans	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Allowance for Credit Losses	$48,652	$28,610
Total Portfolio Loans	$2,630,163	$1,903,288
Allowance for Credit Losses to Total Portfolio Loans	1.85%	1.50%

Nonperforming Assets to Total Assets	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Total Nonperforming Assets	$30,241	$16,042
Total Assets	$3,206,911	$2,226,176
Nonperforming Assets to Total Assets	0.94%	0.72%

Nonperforming Loans to Total Portfolio Loans	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Total Nonperforming Loans	$30,241	$16,042
Total Portfolio Loans	$2,630,163	$1,903,288
Nonperforming Loans to Total Portfolio Loans	1.15%	0.84%

Net Charge-Offs to Average Portfolio Loans	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Total Net Charge-Offs	$9,003	$8,473
Total Average Portfolio Loans	$2,142,638	$1,816,968
Net Charge-Offs to Average Portfolio Loans	0.42%	0.47%

Tangible Book Value per Share	Year Ended
(in thousands, except share and per share data)	December 31, 2024	December 31, 2023

Total Stockholders' Equity	$355,139	$254,860
Less: Preferred Equity	—	—
Less: Intangible Assets	42,454	—
Tangible Common Equity	$312,685	$254,860
Period End Shares Outstanding	16,662,626	13,922,532
Tangible Book Value per Share	$18.77	$18.31

Return on Average Tangible Common Equity	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Net Income	$30,972	$35,871
Add: Intangible Amortization, Net of Tax	198	—
Net Tangible Income	$31,170	$35,871
Average Equity	287,420	240,519
Less: Average Intangible Assets	6,951	—
Net Average Tangible Common Equity	$280,469	$240,519
Return on Average Equity	10.78%	14.91%
Return on Average Tangible Common Equity	11.11%	14.91%

Core Return on Average Tangible Common Equity	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Net Income, as Adjusted	$40,069	$35,871
Add: Intangible Amortization, Net of Tax	198	—
Net Tangible Income, as Adjusted	$40,267	$35,871
Core Return on Average Equity, as Adjusted	14.01%	14.91%
Core Return on Average Tangible Common Equity, as Adjusted	14.36%	14.91%

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2024:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2024	(7.8)%	(7.1)%	(5.4)%	(2.8)%	0.0%	3.0%	5.9%	8.7%	11.5%
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
The following table illustrates the results of our EVE analysis as of December 31, 2024.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2024	(14.8)%	(7.7)%	(3.1)%	(0.9)%	0.0%	(0.2)%	(1.3)%	(1.8)%	(2.5)%

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
We endeavor to manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial futures contracts for the purpose of reducing interest rate risk. We endeavor to hedge the interest rate risks of our available-for-sale mortgage pipeline by using MBS, and short positions. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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

INTEREST SENSITIVITY GAP

December 31, 2024	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$497,272	$624,734	$486,389	$1,608,395	$1,043,038	$2,651,433
Securities	11,183	28,283	49,212	88,678	139,431	228,109
Interest-bearing deposits at other financial institutions	179,841	—	—	179,841	—	179,841
Federal funds sold	58	—	—	58	—	58
Total earning assets	$688,354	$653,017	$535,601	$1,876,972	$1,182,469	$3,059,441

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$16,144	$32,288	$145,296	$193,728	$875,349	$1,069,077
Time deposits	94,797	85,458	546,751	727,006	154,928	881,934
Total Interest-bearing deposits	110,941	117,746	692,047	920,734	1,030,277	1,951,011
FHLB Advances	—	—	22,000	22,000	—	22,000
Other borrowed funds	—	—	10,000	10,000	2,062	12,062
Total Interest-bearing liabilities	$110,941	$117,746	$724,047	$952,734	$1,032,339	$1,985,073

Period gap	$577,413	$535,271	$(188,446)	$924,238	$150,130	$1,074,368
Cumulative gap	$577,413	$1,112,684	$924,238	$924,238	$1,074,368
Ratio of cumulative gap to total earning assets	18.87%	36.37%	30.21%	30.21%	35.12%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Capital Bancorp, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 17, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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

Critical Audit Matters, Continued
Allowance for Credit Losses

As described in Note 5 to the Company’s financial statements, the Company has a gross loan portfolio of $2.6 billion and related allowance for credit losses (“ACL”) of $48.7 million as of December 31, 2024. As described by the Company in Note 1, in order to measure expected credit losses on a collective basis, the Company utilizes a discounted cash flow methodology for all segments, except for the credit card and other consumer portfolio segments, which apply a simplified, non‐discounted cash flow calculation. Loans not sharing similar risk characteristics are evaluated on an individual basis.
Management also collectively evaluates purchased credit deteriorated (“PCD”) loans that do not meet the individually evaluated criteria. For these loans, management uses an adverse “through-the-cycle” (“TTC”) probably of default and loss given default to reflect the “greater-than-insignificant” credit deterioration. These loans are separated from the non-PCD and originated pools to ensure that these loans receive a reserve that is calculated based on unpaid principal balance (“UPB”) and not amortized cost.
Within the collectively evaluated component, the Company uses regression analysis of historical internal and peer data to determine suitable loss drivers in order to incorporate a reasonable and supportable forecast of losses within the modeled future expected credit loss.
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
We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter relate to the high degree of complexity and judgment in the determination of significant model assumptions, specifically, the qualitative factor adjustments to quantitative loss rates. Auditing these complex judgments and assumptions made by the Company involves challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address the critical audit matter include the following:
■We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over management’s review and approval of qualitative factors.
■We evaluated the relevance and the reasonableness of assumptions related to the evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used within the qualitative factors.
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

Critical Audit Matters, Continued

Business Combination - Valuation of Acquired Loan Portfolio
As described in Note 2 to the Company’s financial statements, on October 1, 2024, the Company acquired Integrated Financial Holdings, Inc. (“IFH”). The transaction has been accounted for as a business combination and accordingly, the assets acquired and liabilities assumed from IFH were recorded at fair value as of the acquisition date. The fair value of acquired loans held for investments was $362.2 million. Determining the fair value of acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from loan inception to the merger date.
We identified the fair value of acquired loans held for investment as a critical audit matter due to the high degree of complexity and auditor judgment involved and the extent of effort involved, including the use of professionals with specialized skill and knowledge, in testing the Company’s estimates and assumptions, including the discount rates and prepayment rates used in the discounted cash flow methodology.
The primary procedures we performed to address the critical audit matter include the following:
■We tested the design and operating effectiveness of the Company’s process for estimating the acquired loans fair value, including management’s controls over establishing the discount rate used in the discounted cash flow methodology; and evaluating the completeness and accuracy of key inputs and assumptions used in the discounted cash flow methodology, including loan data.
■We tested the completeness and accuracy of certain underlying loan data provided by management that was significant to the discounted cash flow model.
■We utilized internal valuation specialists to assist in evaluating management’s valuation methodologies and significant assumptions, including application of discount rates and prepayment rates by comparing management’s selected assumptions to independently developed ranges based on third party market data.

/s/ Elliott Davis, PLLC
We have served as the Company’s auditor since 2017.
Raleigh, North Carolina
March 17, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Capital Bancorp, Inc. and Subsidiaries
Opinion on the Internal Control Over Financial Reporting
We have audited Capital Bancorp, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 of the Company and our report dated March 17, 2025 expressed an unqualified opinion.
As described in the Report by Management on Internal Control over Financial Reporting, management has excluded Integrated Financial Holdings, Inc. (“IFH”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a business combination in the fourth quarter of 2024. We have also excluded IFH from our audit of internal control over financial reporting. Total assets and net interest income and noninterest income of IFH represent approximately 14.6% and 6.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report by Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Elliott Davis, PLLC
Raleigh, North Carolina
March 17, 2025

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2024 and 2023

(dollars in thousands, except share data)	2024	2023
Assets
Cash and due from banks	$25,433	$14,513
Interest-bearing deposits at other financial institutions	179,841	39,044
Federal funds sold	58	407
Total cash and cash equivalents	205,332	53,964
Investment securities available-for-sale	223,630	208,329
Restricted investments	4,479	4,353
Loans held for sale	21,270	7,481
Portfolio loans receivable, net of deferred fees and costs	2,630,163	1,903,288
Less allowance for credit losses	(48,652)	(28,610)
Total portfolio loans held for investment, net	2,581,511	1,874,678
Premises and equipment, net	15,525	5,069
Accrued interest receivable	16,664	11,494
Goodwill	21,126	—
Intangible assets	14,072	—
Core deposit intangibles	1,745	—
Loan servicing assets	5,511	—
Deferred tax asset	16,670	12,252
Bank owned life insurance	43,956	37,711
Other assets	35,420	10,845
Total assets	$3,206,911	$2,226,176

Liabilities
Deposits
Noninterest-bearing	$810,928	$617,373
Interest-bearing	1,951,011	1,278,623
Total deposits	2,761,939	1,895,996
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	27,062
Accrued interest payable	9,393	5,583
Other liabilities	46,378	20,675
Total liabilities	2,851,772	1,971,316

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 16,662,626 and 13,922,532 issued and outstanding	167	139
Additional paid-in capital	128,598	54,473
Retained earnings	237,843	213,345
Accumulated other comprehensive loss	(11,469)	(13,097)
Total stockholders' equity	355,139	254,860
Total liabilities and stockholders' equity	$3,206,911	$2,226,176

See Notes to Consolidated Financial Statements
75

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income For the Years Ended December 31, 2024 and 2023

(dollars in thousands, except per share data)	2024	2023
Interest income
Loans, including fees	$202,915	$174,760
Investment securities available-for-sale	5,441	4,815
Federal funds sold and other	4,945	3,631
Total interest income	213,301	183,206

Interest expense
Deposits	56,170	39,625
Borrowed funds	2,385	2,055
Total interest expense	58,555	41,680

Net interest income	154,746	141,526
Provision for credit losses	17,720	9,610
Provision for (release of) credit losses on unfunded commitments	385	(101)
Net interest income after provision for credit losses	136,641	132,017

Noninterest income
Service charges on deposits	883	964
Credit card fees	15,999	17,273
Mortgage banking revenue	7,146	4,896
Government lending revenue	2,301	—
Government loan servicing revenue	3,993	—
Loan servicing rights (government guaranteed)	1,013	—
Non-recurring equity and debt investment write-down	(2,620)	—
Other income	2,695	1,842
Total noninterest income	31,410	24,975

Noninterest expenses
Salaries and employee benefits	56,037	48,754
Occupancy and equipment	8,244	5,673
Professional fees	7,846	9,270
Data processing	27,689	25,686
Advertising	6,359	6,161
Loan processing	2,431	1,633
Foreclosed real estate expenses, net	2	7
Merger-related expenses	3,930	—
Operational losses	3,714	4,613
Outside service providers	1,878	1,932
Regulatory assessment expenses	1,937	1,649
Other operating	6,152	5,389
Total noninterest expenses	126,219	110,767
Income before income taxes	41,832	46,225
Income tax expense	10,860	10,354
Net income	$30,972	$35,871

Basic earnings per share	$2.12	$2.56
Diluted earnings per share	$2.12	$2.55

Weighted average common shares outstanding:
Basic	14,584,303	14,002,556
Diluted	14,640,177	14,080,547

See Notes to Consolidated Financial Statements
76

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2024 and 2023

(in thousands)	2024	2023
Net income	$30,972	$35,871

Other comprehensive income:
Unrealized gain on investment securities available-for-sale	2,194	5,066
Income tax expense relating to the items above	(566)	(1,412)
Other comprehensive income	1,628	3,654
Comprehensive income	$32,600	$39,525

See Notes to Consolidated Financial Statements
77

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance, December 31, 2022	14,138,829	$141	$58,190	$182,435	$(16,751)	$224,015

Cumulative effect adjustment due to adoption of the CECL standard	—	—	—	(29)	—	(29)
Net income	—	—	—	35,871	—	35,871
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	3,654	3,654
Stock options exercised, net of shares withheld for purchase price	228,405	2	2,726	(937)	—	1,791
Shares issued as compensation	30,644	—	622	(75)	—	547
Stock-based compensation	—	—	1,757	—	—	1,757
Cash dividends to stockholders ($0.28 per share)	—	—	—	(3,920)	—	(3,920)
Shares repurchased and retired	(475,346)	(4)	(8,822)	—	—	(8,826)
Balance, December 31, 2023	13,922,532	139	54,473	213,345	(13,097)	254,860

Net income	—	—	—	30,972	—	30,972
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	1,628	1,628
Stock options exercised, net of shares withheld for purchase price	150,239	1	2,232	(1,156)	—	1,077
Shares issued as compensation	25,877	—	560	(43)	—	517
Stock-based compensation	—	—	1,895	—	—	1,895
Cash dividends to stockholders ($0.36 per share)	—	—	—	(5,275)	—	(5,275)
Shares repurchased and retired	(67,869)	—	(1,399)	—	—	(1,399)
Issuance of common stock in acquisition of IFH	2,631,847	27	70,837	—	—	70,864
Balance, December 31, 2024	16,662,626	$167	$128,598	$237,843	$(11,469)	$355,139

See Notes to Consolidated Financial Statements
78

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2024 and 2023

(in thousands)	2024	2023
Cash flows from operating activities
Net income	$30,972	$35,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,720	9,610
Provision for (release of) credit losses on unfunded commitments	385	(101)
Release of mortgage put-back reserve, net	(68)	(188)
Net amortization on investment securities available-for-sale	100	188
Premises and equipment depreciation	737	324
Lease asset amortization	1,215	149
Amortization of intangible assets	262	—
Extinguishment of leases	(2,881)	—
Increase in cash surrender value of BOLI	(1,466)	(1,187)
Net change in loan servicing assets	(996)	—
Executive long-term incentive plan expense	516	148
Stock-based compensation expense	1,895	1,757
Director and employee compensation paid in Company stock	517	547
Deferred income tax (benefit) expense	(1,814)	142
Valuation allowance on derivatives	—	8
Decrease in valuation of loans held for sale carried at fair value	32	6
Proceeds from sales of loans held for sale	281,384	176,373
Originations of loans held for sale	(292,872)	(176,444)
Government lending revenue	(2,301)	—
Changes in assets and liabilities:
Accrued interest receivable	(762)	(2,005)
Taxes payable	3,358	179
Other assets	(15,517)	(2,448)
Accrued interest payable	2,533	4,552
Other liabilities	11,977	(63)
Net cash provided by operating activities	34,926	47,418
Cash flows from investing activities
Purchases of securities available-for-sale	(65,396)	(6,960)
Proceeds from calls and maturities of securities available-for-sale	53,208	55,991
Net (purchases) sales of restricted investments	(126)	3,009
Net increase in portfolio loans receivable	(320,651)	(180,722)
Net purchases of premises and equipment	(2,157)	(2,156)
Cash received from acquisitions, net	65,170	—

See Notes to Consolidated Financial Statements
79

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2024 and 2023

(in thousands)	2024	2023
Net cash used in investing activities	(269,952)	(130,838)
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	107,946	(56,940)
Interest-bearing deposits	299,045	194,864
Federal Home Loan Bank repayments, net	—	(85,000)
Other borrowed funds	(15,000)	15,000
Dividends paid	(5,275)	(3,920)
Repurchase of common stock	(1,399)	(8,826)
Net proceeds from exercise of stock options	1,077	1,791
Net cash provided by financing activities	386,394	56,969

Net decrease in cash and cash equivalents	151,368	(26,451)

Cash and cash equivalents, beginning of year	53,964	80,415

Cash and cash equivalents, end of year	$205,332	$53,964

Noncash investing and financing activities:
Change in unrealized gains (losses) on investments	$2,194	$5,066
Fair value of assets acquired, net of cash received	460,455	—
Goodwill from acquisition	21,126	—
Fair value of liabilities assumed	475,886	—
Common Stock issued related to acquisition	27	—

Cash paid during the period for:
Taxes	$9,098	$7,704
Interest	$54,745	$37,128

See Notes to Consolidated Financial Statements
80

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023
Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which is headquartered in Rockville, Maryland. The Company serves businesses, not-for-profit associations, entrepreneurs and others throughout Washington D.C., Baltimore, other Maryland metropolitan areas, Florida, Illinois and North Carolina through six commercial bank branches, one mortgage banking office, two loan production offices, three government loan servicing offices, and one credit card operations office. The Bank is principally engaged in the business of investing in commercial, real estate, and credit card loans and attracting deposits. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm, and issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions. As discussed further in Note 2, on October 1, 2024 the Company completed its previously announced merger (the “Merger”) with Integrated Financial Holdings, Inc., a North Carolina corporation (“IFH”). IFH was the holding company of West Town Bank & Trust, an Illinois state-chartered bank which provides banking services through its full-service office located in the greater Chicago area and is a nationwide originator of U.S. Department of Agriculture (“USDA”) and U.S. Small Business Administration (“SBA”) government guaranteed loans. IFH was also the parent company of Windsor Advantage, LLC (“Windsor Advantage”), a loan service provider that offers community banks and credit unions a comprehensive outsourced SBA 7(a) and USDA lending platform. Immediately following the Merger, West Town Bank & Trust merged with and into the Bank, with the Bank as the surviving bank.
The Company formed Church Street Capital, LLC (“Church Street Capital”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. At December 31, 2024, Church Street Capital had loans totaling $6.8 million with a collectively assessed allowance for credit losses (“ACL”) of $184 thousand. Refer to Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements for further discussion of the consolidated ACL.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank, Windsor Advantage, and Church Street Capital. All intercompany transactions have been eliminated in consolidation. The Company reports its activities as five business segments: commercial banking; mortgage banking; credit cards; government loan servicing; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.
Significant accounting policies:
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
The primary reference point for the estimates is on historical experience and assumptions believed to be reasonable regarding the value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions.
Business Combinations
The Company accounts for its acquisitions under the Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets which are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.
Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from financial institutions, interest-bearing deposits with financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.
Investment securities
Investment securities are classified as available-for-sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. Premiums and discounts on investment securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Changes in the fair value of debt securities available-for-sale are included in stockholder’s equity as unrealized gains and losses, net of the related tax effect.
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
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024, there was no ACL related to the AFS portfolio.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
Loans held for sale
Mortgage loans originated and intended for sale are recorded at fair value, determined individually, as of the balance sheet date. The fair value of mortgage loans are determined based on outstanding investor commitments, or in the absence of such commitments, based on current investor yield requirements.
Gains or losses on sales of government guaranteed loans are recognized based on the difference between the net sales proceeds and the carrying value of the sold portion of the loan, less the fair value of the servicing asset recognized, and are reflected as operating activities in the Consolidated Statements of Cash Flows. The difference between the initial carrying balance of the retained portion of the loan and the relative fair value of the sold portion is recorded as a discount to the retained portion of the loan, establishing a new carrying balance. The recorded discount is accreted to earnings on a level yield basis. Government guaranteed loans are generally sold with servicing retained.
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
The Company elects to measure loans held for sale at fair value to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheet.
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
Loans are generally charged-off in part or in full when management determines the loan, or a portion of the loan is expected, to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, customer bankruptcy and lack of assets, and/or collateral deficiencies.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
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
In addition, ASU 2016-13 made changes to the accounting for AFS debt securities. One such change is to require credit-related impairments to be recognized as an ACL rather than as a write-down of the security’s amortized cost basis when the Company does not intend to sell or believes that the Company will be required to sell the securities prior to recovery of the security’s amortized cost basis. The Company adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company does not own HTM debt securities. There was no ACL on available-for-sale securities at December 31, 2024 or at December 31, 2023.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
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
In determining the ACL, we estimate losses collectively based on quantitative analysis of historical credit losses adjusted for current conditions and reasonable and supportable forecasts of collectability of future cash flows over the remaining term of each financial instrument. The Company has elected to utilize a discounted cash flow methodology for all segments, except for the credit card and other consumer portfolio segments, which apply a simplified, non-discounted cash flow calculation. Management also collectively evaluates purchased credit deteriorated ("PCD") loans that do not meet the individually evaluated criteria. For those loans, management uses an adverse "through the cycle" probability of default (PD) and loss given default (LGD) to reflect the "greater than insignificant" credit deterioration. These loans are separated from the non-PCD and originated pools to ensure that these loans receive a reserve that is calculated based on unpaid principal balance (UPB) and not amortized costs. See further detail regarding our forecasting methodology in the “Cash Flow Method” section below.
Quarterly, the Company utilizes a Qualitative Scorecard to consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the quantitative loss estimation process, which may impact expected credit losses. The Qualitative Scorecard evaluates certain risk environments such as economic conditions, changes in the nature and volume of portfolios, changes in experience, depth, and ability of lending management, changes in volume and severity of past due loans and similar conditions, and changes in the value of underlying collateral. The scorecard results help the Company analyze directional consistency to risk conditions and circumstances that should be considered for each loan segment and to refine its estimates of expected credit losses. As of December 31, 2024, there have been no significant changes applied through the Qualitative Scorecard subsequent to implementation on January 1, 2023.
Purchased Credit Deterioration
Upon adoption of ASU 2016-13, loans which were previously identified as Purchase Credit Impaired under the incurred loss model are identified as Purchased Credit Deteriorated (“PCD”) loans at January 1, 2023 without reassessment. When acquiring loans, some may have experienced more than insignificant credit deterioration since origination. In those cases, the Company will consider certain criteria including days past due, accrual status, risk rating, credit mark, and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at the amount paid and the Company will determine the initial ACL required for PCD assets with no impact to earnings. The loan’s purchase price and ACL is then the initial amortized cost basis for PCD loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense. In connection with the business combination with IFH, the Company acquired PCD and non-PCD loans. Information regarding the PCD and non-PCD activity can be found within Note 2 - Business Combination and Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
Cash Flow Method
The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for each portfolio loan segment, with the exception of credit card and other consumer loans, which use a non-discounted cash flow calculation. For each of these loan segments, the Company generates cash flow projections at the instrument level. Payment expectations are adjusted for estimated prepayments and for probability and severity of a loss. The expected credit losses derived from the cash flow calculations are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The modeling of expected prepayment speeds is primarily based on historical internal data. Industry benchmark data is utilized when a statistically insufficient history exists. The contractual term excludes expected extensions, renewals and modifications.
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
For all DCF and loss rate models, the Company has elected to use a four quarter forecast period across all portfolio segments. After the forecasted period, the models will revert to a long run average of each economic factor over the following four quarters. The Company uses economic projections from reputable and independent third parties to inform its loss driver forecast over the forecast period.
For the non-credit card and consumer portfolios, the combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. An effective interest rate is calculated by the Company, adjusted for any net deferred fees or costs, premium, or discount existing at the origination or acquisition, to produce an instrument-level net present value of expected cash flows. The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows. During 2024, as part of the Company's ongoing model monitoring procedures, the annual loss driver analysis was performed. In addition, the Company performed new rates studies for prepayment rates, and funding rates. These changes were part of the Company's standard process and included updates to the peer group and incorporated more recent historical data.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
Credit Losses on Off-Balance Sheet Credit Exposures
The Company’s financial instruments include off-balance sheet credit instruments such as unfunded commitments to originate loans, commercial letters of credit issued, and commitments to fund other investments. The Company’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of the credit commitment. Loan commitments and lines of credit are generally made on the same terms, including with regard to collateral, as outstanding loans.
The Company maintains a RUC on off-balance sheet credit exposures through a provision reflected in other liabilities. Increases or decreases in the reserve are charged to or released from the provision for credit losses for unfunded commitments in the consolidated statements of income. The provision for (recovery of) credit losses for off-balance sheet exposures prior to January 1, 2023 was included in other noninterest expense in the consolidated statements of income. The RUC for off-balance credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model based on the segment loss factor and the estimated utilization rate of the unfunded commitments. The Company has analyzed its historic funding behavior at the segment level to determine an expected utilization rate.
The above methodology for determining an appropriate ACL is based on a comprehensive analysis of the loan portfolio in accordance with ASC 326. The analysis considers all significant factors that affect the expected collectability of the portfolio and supports the expected credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment. Additional disclosure on the ACL, and qualitative factors can be found in Part II, Item 1A - Risk Factors and Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses.
Loan modifications
Effective January 1, 2023, the Company adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. From time to time, the Company may elect to modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, to proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. These modifications may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Under ASU 2022-02, modifications to a loan for a borrower experiencing financial difficulty that have occurred in the current reporting period are disclosed along with the impact of the modifications. During the years ended December 31, 2024 and 2023, the Company modified loans to borrowers experiencing financial difficulty as disclosed in Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
Loan servicing assets
When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect included in noninterest income. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are included with noninterest income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Servicing fee income, which is reported in the consolidated statements of income as loan servicing rights (government guaranteed), is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
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
Financial assets that are recorded at fair value on a recurring basis include investment securities available-for-sale, and loans held for sale. See Note 17 - Fair Value.
Goodwill and Other Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill. The Company reviews long-lived assets and other intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
Goodwill is not amortized and is tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value. If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and no further testing is considered necessary. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on the difference. The impairment charge will be limited to the amount of goodwill allocated to the reporting unit.
Other intangible assets are intangible assets with finite useful lives, consisting primarily of customer list, trade name and core deposit intangibles. Intangible assets are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 17 years years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
Revenue Recognition
In addition to lending and related activities, the Company offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606 Revenue from Contracts with Customers. The Company's services that fall within the scope of this topic are presented within noninterest income and include service charges and fees and other transaction-based fees. Revenue is recognized when the transactions occur or as services are preformed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable, based on a percentage of transaction size.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
Bank-owned life insurance
The Company has purchased life insurance policies on certain current and past key employees where the insurance policy benefits and ownership are retained by the employer. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
The Company had $44.0 million of bank-owned life insurance at December 31, 2024 and $37.7 million at December 31, 2023. The Company recognized income on bank-owned life insurance, which is included in other noninterest income, of $1.5 million and $1.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.
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
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At December 31, 2024 and 2023, there were 417,045 and 277,066 stock options, respectively, excluded from the calculation as their effect would have been anti-dilutive.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Years Ended December 31,
	2024			2023
(dollars in thousands)	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$30,972	14,584,303	$2.12	$35,871	14,002,556	$2.56
Effect of dilutive securities	—	55,874		—	77,991
Dilutive EPS per common share	$30,972	14,640,177	$2.12	$35,871	14,080,547	$2.55
Comprehensive loss
The Company reports as comprehensive income (loss) all changes in stockholders' equity during the year from non-stockholder sources. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available-for-sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of December 31, 2024 and 2023 are as follows:

	As of December 31,
(in thousands)	2024	2023
Unrealized losses on securities available-for-sale	$(15,156)	$(17,350)
Deferred tax benefit	3,687	4,253
Total accumulated other comprehensive loss	$(11,469)	$(13,097)
Reportable segments
The Company currently operates four divisions: Commercial Banking, Capital Bank Home Loans, OpenSky™, and Windsor Advantage. The Company reports its activities in five business segments: commercial banking; mortgage banking; credit cards; government loan servicing; and corporate activities. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The Company’s chief operating decision maker is the Chief Executive Officer of Capital Bancorp, Inc. For further discussion of management’s operating segments, see Note 18 - Segments.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 1 - Nature of Business and Basis of Presentation (continued)
Adoption of New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024. See Note 18 - Segments for new disclosures required by ASU 2023-07.
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
In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). ASU 2024-03 requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will update its expense disclosures upon adoption.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 2 - Business Combination
On October 1, 2024, the Company completed its Merger with IFH, pursuant to the Merger Agreement, dated as of March 27, 2024. On October 1 2024, IFH merged with and into the Company, with the Company continuing as the surviving corporation in the Merger. Pursuant to the terms of the Merger Agreement, each share of IFH Common Stock was converted into the right to receive (a) 1.115 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”); and (b) $5.36 in cash per share of IFH Common Stock held immediately prior to the Merger, in addition to cash in lieu of fractional shares. In addition, each stock option granted by IFH to purchase shares of IFH Common Stock, whether vested or unvested, outstanding immediately prior to the Merger, was assumed by the Company and converted into an equivalent option to purchase the Company’s Common Stock, with the same terms and conditions as applied to the IFH stock option.
The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date and have been accounted for under the acquisition method of accounting. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Goodwill is established when the fair value of consideration paid exceeds the fair value of the identifiable assets acquired and liabilities assumed. Fair values are considered preliminary for a period not to exceed one year after the acquisition date and are subject to refinement as information relative to closing date fair values becomes available.
The following is a description of the valuation methodologies used to estimate the fair value of major categories of assets acquired and liabilities assumed. In many cases, the fair values of the assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and applying the appropriate market discount rates.
Cash and cash equivalents: The estimated fair value of cash and cash equivalents approximate their stated value.
Loans: The Company recorded $403.9 million of net acquired loans, including $41.7 million of loans held for sale. The fair value for loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors. Loan cash flows were generated on an individual loan basis. The probability of default, loss given default, exposure at default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows.
Deferred tax asset: The Company recorded a deferred tax asset of $9.3 million related to tax attributes of IFH along with the effects of fair value adjustments resulting from acquisition accounting for the combination. The deferred tax assets recorded were based on the expected federal and state tax benefits of when the acquired tax attributes and purchase accounting adjustments will reverse. In recording the deferred tax asset, consideration was given to potential limitations on the realizability of such acquired tax attributes.
Deposits: The Company recorded $459.0 million of assumed deposits. The approximate fair value for deposits was determined by the acquisition date outstanding balance for nonmaturity deposits and by the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration for time deposits.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 2 - Business Combination (continued)
The following table summarizes the consideration paid for IFH and the amounts of the assets acquired and liabilities assumed at the acquisition date:

Purchase Price Consideration and Net Assets Acquired
(dollars in thousands, except shares issued and price per share)
Common share consideration
Shares of common stock issued	2,631,847
Price per share on September 30, 2024	$25.71
Common stock consideration	$67,665
Cash consideration	12,652
Consideration for other equity instruments	3,199
Purchase price consideration	$83,516

Assets
Cash and cash equivalents	$77,822
Investment securities available-for-sale	1,019
Loans held for sale	41,723
Portfolio loans held for investment, net	362,180
Premises and equipment, net	7,104
Customer list intangible	12,200
Trade name intangible	2,100
Core deposits intangible	1,779
Loan servicing assets	4,515
Deferred tax asset	9,324
Bank owned life insurance	4,779
Other assets	13,731
Total assets acquired	$538,276

Liabilities
Deposits	$458,952
Other liabilities	16,934
Total liabilities assumed	$475,886

Total identifiable net assets	$62,390

Goodwill	$21,126

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Supplementary Information on Acquired Loans
October 1, 2024
PCD loans:
Par value	$124,566
ACL at acquisition	(11,325)
Non-credit discount	(5,797)
Purchase price	$107,444

Non-PCD loans:
Fair value	$254,736
Gross contractual amounts receivable	260,183
Estimate of contractual cash flows not expected to be collected	4,110
Goodwill represents the intangible value of IFH’s business and reputation within the markets it previously served and is not expected to be deductible for income tax purposes.
The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. The Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit deteriorated loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans, including loans held for sale, with a fair value and gross contractual amounts receivable of $296.5 million and $301.9 million on the date of acquisition.
The fair value of purchased financial assets with more-than-insignificant credit deterioration was $107.4 million on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with more-than-insignificant credit deterioration was $124.6 million. The Company estimates, on the date of acquisition, that $11.3 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.
In connection with the business combination with IFH, the Company recorded $21.1 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Information regarding the allocation of goodwill to the Company’s reportable segments, as well as the carrying amounts and amortization of other transaction related intangible assets, can be found within Note 18 – Segments and Note 8 - Goodwill and Intangible Assets, respectively.
The Company recorded $12.2 million of customer list intangible and $2.1 million of trade name intangible which is being amortized over its expected useful life of 17 years and 15 years, respectively, using the straight-line method. The $1.8 million of core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 2 - Business Combination (continued)
The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2024. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates:

	(unaudited)	(unaudited)
(in thousands)	2024	2023
Total revenue(1)	$225,443	$215,161
Net income	$52,991	$46,322
(1) Total revenue is calculated by the sum of net interest income and noninterest income.
Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of securities available-for-sale at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
(in thousands)
December 31, 2024
U.S. Treasuries	$136,831	$42	$(10,038)	$—	$126,835
Municipal	11,698	5	(2,420)	—	9,283
Corporate	5,000	—	(289)	—	4,711
Asset-backed securities	5,501	25	—	—	5,526
Mortgage-backed securities	79,939	2	(2,666)	—	77,275
Total	$238,969	$74	$(15,413)	$—	$223,630

December 31, 2023
U.S. Treasuries	$161,420	$—	$(12,192)	$—	$149,228
Municipal	11,699	4	(2,331)	—	9,372
Corporate	5,000	—	(587)	—	4,413
Asset-backed securities	7,069	13	(37)	—	7,045
Mortgage-backed securities	40,491	—	(2,220)	—	38,271
Total	$225,679	$17	$(17,367)	$—	$208,329
There was no ACL required on available-for-sale debt securities in an unrealized loss position at December 31, 2024 or 2023.
There were no securities sold during the year ended December 31, 2024 or December 31, 2023.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 3 - Investment Securities (continued)
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	For the Years Ended December 31,
	2024		2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$20,003	$19,882	$39,918	$39,294
One to five years	97,052	90,570	101,688	93,218
Five to ten years	29,785	25,446	26,215	22,511
Beyond ten years	6,689	4,931	10,298	7,990
Asset-backed securities(1)	5,501	5,526	7,069	7,045
Mortgage-backed securities(1)	79,939	77,275	40,491	38,271
Total	$238,969	$223,630	$225,679	$208,329
(1) Asset-backed and Mortgage-backed securities are due in monthly installments.

There were no securities pledged at December 31, 2024 and 2023 to secure public deposits and repurchase agreements. Pledged securities at the Federal Reserve's Bank Term Funding Program (“BTFP”) totaled $170.7 million at par value at December 31, 2023 with no securities pledged as of December 31, 2024 as the program ended during the first quarter 2024.
At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
December 31, 2024
U.S. Treasuries	$10,883	$(93)	$111,196	$(9,945)	$122,079	$(10,038)
Municipal	—	—	8,373	(2,420)	8,373	(2,420)
Corporate	—	—	4,711	(289)	4,711	(289)
Asset-backed securities	—	—	—	—	—	—
Mortgage-backed securities	55,243	(901)	18,272	(1,765)	73,515	(2,666)
Total	$66,126	$(994)	$142,552	$(14,419)	$208,678	$(15,413)

December 31, 2023
U.S. Treasuries	$—	$—	$149,228	$(12,192)	$149,228	$(12,192)
Municipal	—	—	8,473	(2,331)	8,473	(2,331)
Corporate	—	—	4,413	(587)	4,413	(587)
Asset-backed securities	—	—	5,154	(37)	5,154	(37)
Mortgage-backed securities	6,057	(8)	32,214	(2,212)	38,271	(2,220)
Total	$6,057	$(8)	$199,482	$(17,359)	$205,539	$(17,367)

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 3 - Investment Securities (continued)
At December 31, 2024 management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2024 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of December 31, 2024 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2024, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2024, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 82% of the portfolio; AA+ – 8%; AA – 10%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of December 31, 2024.

Note 4 - Loan Servicing
Activity for loan servicing rights and the related valuation allowance follows:

Loan servicing rights:	2024	2023
Beginning of year	$—	$—
Additions	5,096	—
Disposals	—	—
Other changes in fair value	415	—
End of year	$5,511	$—
The fair value at December 31, 2024 was determined using a discount rate of 13.5%, prepayment speeds ranging from 12.8% to 18.2%, depending on the stratification of the specific right, and a weighted average default rate of 0.7%. There were no such loan servicing rights during 2023.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	December 31,
	2024		2023
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$688,552	26%	$573,104	30%
Commercial	943,019	36	684,229	35
Construction	321,252	12	290,108	15
Commercial and Industrial	554,550	21	239,208	13
Credit card, net of reserve(1)	127,766	5	123,331	7
Other consumer	2,089	—	950	—
Portfolio loans receivable, gross	2,637,228	100%	1,910,930	100%
Deferred origination fees, net	(7,065)		(7,642)
Allowance for credit losses	(48,652)		(28,610)
Portfolio loans receivable, net	$2,581,511		$1,874,678
(1) Credit card loans are presented net of reserve for interest and fees.
The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the year ended December 31, 2024 and 2023. During the year ended December 31, 2023, the Company recorded a $284 thousand increase to the ACL, reflected in “Other,” from residual non-accretable discounts on acquired loans post CECL adoption.
The ACL on loans at December 31, 2024 included $11.3 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on the IFH acquisition date. In addition, the provision for credit losses on loans in the year ended December 31, 2024 included $4.2 million to establish an ACL on non-PCD loans acquired in the IFH acquisition.

(in thousands)	Beginning Balance	Initial Allowance on Acquired PCD Loans	Provision for Credit Losses(1)	Charge-Offs	Recoveries	Ending Balance
Year Ended December 31, 2024
Real estate:
Residential	$5,518	$394	$1,940	$(907)	$—	$6,945
Commercial	10,316	4,007	2,277	(570)	11	16,041
Construction	2,271	—	702	—	—	2,973
Commercial and Industrial	4,406	6,924	5,560	(606)	93	16,377
Credit card	6,087	—	7,238	(7,145)	121	6,301
Other consumer	12	—	3	—	—	15
Total	$28,610	$11,325	$17,720	$(9,228)	$225	$48,652
(1) Includes $4.2 million initial provision for credit losses on non-PCD loans.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

(in thousands)	Beginning Balance, Prior to Adoption of the CECL Standard	Impact of Adopting the CECL Standard	Other	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Year Ended December 31, 2023
Real estate:
Residential	$5,481	$(1,198)	$91	$1,814	$(670)	$—	$5,518
Commercial	8,098	3,941	193	(1,075)	(943)	102	10,316
Construction	3,782	(1,973)	—	462	—	—	2,271
Commercial and Industrial	2,935	1,073	—	475	(98)	21	4,406
Credit card	6,078	(1,045)	—	7,939	(7,076)	191	6,087
Other consumer	11	6	—	(5)	—	—	12
Total	$26,385	$804	$284	$9,610	$(8,787)	$314	$28,610
Past due loans, segregated by age and class of loans, as of December 31, 2024 and 2023 were as follows:

Portfolio Loans Past Due			Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More days Past Due	Nonaccrual Loans
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due
(in thousands)
December 31, 2024
Real estate:
Residential	$1,656	$4,913	$6,644	$13,213	$675,339	$688,552	$—	$8,652
Commercial	4,957	7,570	7,001	19,528	923,491	943,019	100	14,312
Construction	1,000	415	4,309	5,724	315,528	321,252	—	4,309
Commercial and Industrial	10,981	1,245	1,049	13,275	541,275	554,550	—	2,968
Credit card	6,923	6,561	1,544	15,028	112,738	127,766	1,544	—
Other consumer	—	—	—	—	2,089	2,089	—	—
Total	$25,517	$20,704	$20,547	$66,768	$2,570,460	$2,637,228	$1,644	$30,241

December 31, 2023
Real estate:
Residential	$2,201	$3,096	$11,066	$16,363	$556,741	$573,104	$17	$11,398
Commercial	1,577	322	582	2,481	681,748	684,229	—	582
Construction	—	1,165	3,296	4,461	285,647	290,108	—	3,288
Commercial and Industrial	1,356	74	454	1,884	237,324	239,208	—	774
Credit card	7,767	6,877	519	15,163	108,168	123,331	519	—
Other consumer	—	—	—	—	950	950	—	—
Total	$12,901	$11,534	$15,917	$40,352	$1,870,578	$1,910,930	$536	$16,042
There were $7.2 million and $8.1 million of loans secured by one-to-four family residential properties in the process of foreclosure as of December 31, 2024 and 2023, respectively.
The increase in loans 60-89 days past due at December 31, 2024 from December 31, 2023 includes a single owner-occupied commercial real estate loan relationship with a total outstanding exposure amount of $11.6 million. The borrower fell behind in payments due to unexpected timing delays in the collection of outstanding receivables. Payments have resumed. The borrower remains actively engaged with the Company in resolving the past due status. Of the total outstanding exposure, $3.9 million is now considered current at December 31, 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans
(in thousands)

Real estate:
Residential	$8,055	$597	$8,652	$38
Commercial	3,205	11,107	14,312	122
Construction	4,309	—	4,309	144
Commercial and Industrial	247	2,721	2,968	106
Total	$15,816	$14,425	$30,241	$410

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans

Real estate:
Residential	$11,152	$246	$11,398	$236
Commercial	582	—	582	46
Construction	3,288	—	3,288	185
Commercial and Industrial	407	367	774	71
Total	$15,429	$613	$16,042	$538
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	December 31, 2024	December 31, 2023
Real estate:
Residential	$8,780	$11,152
Commercial	14,803	582
Construction	4,301	3,288
Commercial and Industrial	6,551	657
Total	$34,435	$15,679
Of the collateral dependent loans as of December 31, 2024, a specific reserve of $147 thousand, $4.1 million and $4.8 million was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2023, a specific reserve of $9.0 million was assessed for commercial and industrial loans.
The Company made 13 loan modifications on loans to borrowers experiencing financial difficulty during the year ended December 31, 2024 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$806	0.126%	Payment recast based on new extended maturity to lower payments on one loan; Reduced contractual interest rate from 8.375% to 6.375% on one loan.
Residential - Home Equity	90	0.181%	Reduced contractual interest rate from 10.490% to 6.375% on one loan.
Commercial	1,577	0.167%
Provided 3 months, 6 months and 12 months payment deferral on three different loans through the Bank’s standard deferral program. The deferred payments were added to the end of the original loan terms.

Commercial and Industrial	2,530	0.456%
Provided 9 months payment deferral on two loans and 12 months payment deferral on two loans through the Bank’s standard deferral program. The deferred payments were added to the end of the original loan terms;
Extended maturity date of one loan which reduced monthly payment amount for the borrower;
Reduced contractual floating interest rate based on Prime to 6.000% fixed rate and extended terms for 60 months on one loan;
Reduced contractual floating interest rate based on Prime to 6.000% fixed rate, extended terms for 60 months and provided 3 months payment deferral on one loan with the deferred payments added to the end of the original loan terms.

Total	$5,003
The Company did not make any modifications on loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2024	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential – Real estate
Pass	$155,867	$129,639	$122,203	$76,906	$69,647	$117,272	$—	$671,534
Special Mention	—	—	2,065	1,242	3,604	—	—	6,911
Substandard	—	—	—	3,422	189	6,496	—	10,107
Doubtful	—	—	—	—	—	—	—	—
Total	155,867	129,639	124,268	81,570	73,440	123,768	—	688,552
Commercial – Real estate
Pass	235,929	61,372	170,611	146,642	92,038	207,631	—	914,223
Special Mention	—	2,300	10,747	5,052	—	788	—	18,887
Substandard	—	—	7,558	—	320	2,031	—	9,909
Doubtful	—	—	—	—	—	—	—	—
Total	235,929	63,672	188,916	151,694	92,358	210,450	—	943,019
Construction – Real estate
Pass	98,942	129,202	46,532	20,634	15,458	6,175	—	316,943
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,252	2,057	—	4,309
Doubtful	—	—	—	—	—	—	—	—
Total	98,942	129,202	46,532	20,634	17,710	8,232	—	321,252
Commercial and Industrial
Pass	129,043	130,647	117,346	42,747	21,356	107,953	—	549,092
Special Mention	232	—	489	—	—	270	—	991
Substandard	—	209	712	205	3,239	102	—	4,467
Doubtful	—	—	—	—	—	—	—	—
Total	129,275	130,856	118,547	42,952	24,595	108,325	—	554,550
Other consumer
Pass	1,226	278	73	95	76	341	—	2,089
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,226	278	73	95	76	341	—	2,089
Credit card
Ungraded	—	—	—	—	—	—	127,766	127,766
Portfolio loans receivable, gross	$621,239	$453,647	$478,336	$296,945	$208,179	$451,116	$127,766	$2,637,228

December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Gross Charge-offs
Residential real estate	$—	$—	$—	$—	$—	$907	$—	$907
Commercial real estate	—	—	570	—	—	—	—	570
Commercial and Industrial	84	80	306	—	—	136	—	606
Credit card	—	—	—	—	—	—	7,145	7,145
Total	$84	$80	$876	$—	$—	$1,043	$7,145	$9,228

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2023	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential – Real estate
Pass	$140,394	$137,362	$76,556	$76,938	$36,122	$88,055	$—	$555,427
Special Mention	—	—	134	3,670	1,176	288	—	5,268
Substandard	—	33	—	—	26	12,350	—	12,409
Doubtful	—	—	—	—	—	—	—	—
Total	140,394	137,395	76,690	80,608	37,324	100,693	—	573,104
Commercial – Real estate
Pass	62,095	185,776	145,756	68,748	96,238	116,347	—	674,960
Special Mention	—	6,897	—	—	805	985	—	8,687
Substandard	—	—	—	—	582	—	—	582
Doubtful	—	—	—	—	—	—	—	—
Total	62,095	192,673	145,756	68,748	97,625	117,332	—	684,229
Construction – Real estate
Pass	142,157	72,240	46,180	16,859	6,246	2,517	—	286,199
Special Mention	—	—	—	—	—	614	—	614
Substandard	—	—	—	1,254	597	1,444	—	3,295
Doubtful	—	—	—	—	—	—	—	—
Total	142,157	72,240	46,180	18,113	6,843	4,575	—	290,108
Commercial and Industrial
Pass	70,540	71,689	28,007	9,364	18,036	37,392	—	235,028
Special Mention	—	156	—	2,406	47	273	—	2,882
Substandard	30	814	211	—	42	201	—	1,298
Doubtful	—	—	—	—	—	—	—	—
Total	70,570	72,659	28,218	11,770	18,125	37,866	—	239,208
Other consumer
Pass	75	278	147	116	—	334	—	950
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	75	278	147	116	—	334	—	950
Credit card
Ungraded	—	—	—	—	—	—	123,331	123,331
Portfolio loans receivable, gross	$415,291	$475,245	$296,991	$179,355	$159,917	$260,800	$123,331	$1,910,930

December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Gross Charge-offs
Residential real estate	$—	$—	$—	$—	$—	$670	$—	$670
Commercial real estate	—	—	—	—	943	—	—	943
Commercial and Industrial	—	98	—	—	—	—	—	98
Credit card	—	—	—	—	—	—	7,076	7,076
Total	$—	$98	$—	$—	$943	$670	$7,076	$8,787

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

	December 31,
(in thousands)	2024	2023
Unused lines of credit
Real Estate:
Residential	$20,996	$15,436
Residential - Home Equity	46,900	43,892
Commercial	44,201	20,424
Construction	85,984	98,777
Commercial and Industrial	79,961	42,751
Credit card(1)	124,732	114,882
Other consumer	255	310
Total	$403,029	$336,472

Letters of credit	$3,122	$4,641
_______________
(1) Outstanding loan commitments in the credit card portfolio include $97.2 million and $98.2 million in secured and partially secured balances as of December 31, 2024 and 2023, respectively.
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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

(in thousands)	2024	2023
Balance at beginning of period	$806	$1,682
Impact of adopting the CECL standard on January 1, 2023	—	(775)
Provision for (release of) credit losses on unfunded commitments	385	(101)
Balance at end of period	$1,191	$806
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

(in thousands)	2024	2023
Balance at beginning of period	$985	$1,173
Provision for (release of) mortgage loan put-back reserve	1,275	(188)
Balance at end of period	$2,260	$985
The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(in thousands)	2024
Purchase price of loans at acquisition	$107,444
Allowance for credit losses at acquisition	11,325
Non-credit discount at acquisition	5,797
Par value of acquired loans at acquisition	$124,566

Note 6 - Premises and Equipment
Year end premises and equipment owned and utilized in the operations of the Company and the related depreciation and amortization expense were as follows:

(in thousands)	2024	2023
Leasehold improvements	$2,710	$2,710
Furniture and equipment	4,973	4,926
Vehicle	54	54
Software	3,440	2,517
Construction in progress	1,292	33
Land	700	—
Building	6,320	—
	19,489	10,240
Less: Accumulated depreciation and amortization	(9,228)	(8,758)
Premises and equipment	10,261	1,482
Net lease asset	5,264	3,587
Premises and equipment, net	$15,525	$5,069

Depreciation and amortization expense	$737	$324
Note 7 - Leases
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. The Company leases five of its full service branches and seven other locations for corporate/administration activities, operations, and loan production. All property leases under lease agreements have been designated as operating leases. The Company does not have leases designated as finance leases.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 7 - Leases (continued)
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate used was 5.08% at December 31, 2024 and 3.79% at December 31, 2023. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of December 31, 2024, the Company’s net lease ROU assets and related lease liabilities were $5.3 million and $5.9 million, respectively, compared to December 31, 2023 balances of $3.6 million of ROU assets and $3.8 million of lease liabilities, and have remaining terms ranging from one to eight years, including extension options that the Company is reasonably certain will be exercised. As of December 31, 2024, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

(in thousands)	2024	2023
Lease Right-of-Use Asset:
Lease asset	$6,821	$6,810
Less: Accumulated amortization	(1,557)	(3,223)
Net lease asset	$5,264	$3,587

Lease Liability:
Lease liability	$7,154	$6,892
Less: Accumulated amortization	(1,282)	(3,101)
Net lease liability	$5,872	$3,791
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows at December 31, 2024:

(in thousands)	2024
Amounts due in:
2025	$2,030
2026	1,933
2027	626
2028	449
2029	441
Thereafter	1,188
Total future lease payments	6,667
Discount of cash flows	(795)
Present value of net future lease payments	$5,872
Operating lease and rent expense totaled $1.5 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 8 - Goodwill and Intangible Assets
The change in goodwill during the years ended December 31, 2024 and 2023 is as follows:

(in thousands)	2024	2023
Balance at beginning of period	$—	$—
Acquired goodwill	21,126	—
Impairment	—	—
Balance at end of period	$21,126	$—
At December 31, 2024, the Company’s reporting units where goodwill was pushed down had positive equity and earnings. The Company has elected to perform a qualitative assessment annually as of October 1 to determine if it is more than likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more than likely than not that the fair value of the reporting unit exceeded the carrying value, resulting in no impairment.
Acquired amortizing intangible assets were as follows at December 31:

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer list intangible	$12,200	$(188)	$—	$—
Trade name intangible	2,100	(40)	—	—
Core deposits intangible	1,779	(34)	—	—
Total amortized intangible assets	$16,079	$(262)	$—	$—
Goodwill represents the intangible value of IFH’s business and reputation within the markets it previously served and is not expected to be deductible for income tax purposes. The customer list intangible and trade name intangible will be amortized over its expected useful life of 17 years and 15 years, respectively, using the straight-line method. The core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.
Aggregate amortization expense was $262,000 and zero for the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024, scheduled amortization of the intangible assets for each of the next five years is as follows:

(in thousands)
2025	$1,046
2026	1,043
2027	1,038
2028	1,033
2029	1,026
Thereafter	10,631
Total	$15,817

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 9 - Deposits
Time deposits that meet or exceed the FDIC Insurance Limit of $250,000 at year-end 2024 and 2023 were $250.8 million and $124.7 million.
Scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2025	$726,992
2026	69,474
2027	56,100
2028	28,613
2029	735
Thereafter	20
Total	$881,934

Note 10 - Borrowed Funds
As of December 31, 2024 and 2023, the Company was indebted as follows:

	2024		2023
(dollars in thousands)	Balance	Interest	Balance	Interest
FHLB fixed rate advance due October 16, 2025	$22,000	0.93%	$22,000	0.93%

Junior subordinated debentures due June 15, 2036	$2,062	6.49%	$2,062	7.52%
Other subordinated notes due November 30, 2030	10,000	5.00	10,000	5.00
Bank Term Funding Program borrowings	—	—	15,000	4.84
Total - Other borrowed funds	$12,062	5.25%	$27,062	5.10%
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 10 - Borrowed Funds (continued)
The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures for the Trust will mature on June 15, 2036, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated June 15, 2006) of the Company. The Floating Rate Debentures for the Trust accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of December 31, 2024 and 2023, the rate for the Trust was 6.49% and 7.52%, respectively. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.
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
Federal Reserve’s Bank Term Funding Program
On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board created the BTFP to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. During the first quarter of 2023, we established a line of credit under the BTFP. As of March 31, 2024, participation in the BTFP had concluded and the Company had no outstanding balances under the BTFP at December 31, 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 10 - Borrowed Funds (continued)
Available lines of credit
The Company has available lines of credit of $76.0 million with other correspondent banks. There were no outstanding line of credit balances at December 31, 2024 and December 31, 2023.
The Company may borrow up to 25% of its assets from the FHLB, based on collateral available to pledge to secure the borrowings. Borrowings from the FHLB are secured by a portion of the Company’s loan and/or investment portfolio. As of December 31, 2024 and 2023, the Company had pledged loans providing borrowing capacity of $507.5 million and $313.5 million, respectively. The Company did not have any pledged investment securities to the FHLB at December 31, 2024 or December 31, 2023. As of December 31, 2024 and 2023, the Company had available borrowing capacity, net of advances and amounts pledged for letters of credit, from the FHLB of $485.5 million and $291.5 million, respectively.
As of December 31, 2024 and 2023, the Company had pledged commercial loans to the Federal Reserve Bank of Richmond to secure a borrowing capacity totaling $20.6 million and $16.6 million, respectively, under its discount window program. Further, the Company had pledged available-for-sale securities to the Federal Reserve Bank of Richmond to secure an additional borrowing capacity of $89.6 million at December 31, 2024 as compared to a borrowing capacity of $155.7 million under the BTFP as previously mentioned at December 31, 2023.
The Company limits its certificate of deposit funding through financial networks to 15% of the Bank’s assets, or approximately $471.3 million and $326.5 million as of December 31, 2024 and 2023, respectively. The Company had $333.0 million outstanding as of December 31, 2024 and $142.4 million outstanding as of December 31, 2023.
Note 11 - Retirement Plans
The Company provides a defined contribution plan qualifying under Section 401(k) of the Internal Revenue Code to eligible employees. The Company contributes 3% of eligible compensation on behalf of all full‑time employees up to limits prescribed by the Internal Revenue Code. The Company’s contribution to the plan was $1.1 million in 2024 and $1.0 million in 2023.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

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
Activity in related-party loans during 2024 and 2023 is shown below:

(in thousands)	2024	2023
Balance at beginning of year	$32,074	$36,305
Add: New loans	—	—
Less: Amounts collected	(3,431)	(4,231)
Balance at end of year	$28,643	$32,074
Deposits from officers and directors and their related interests were $92.0 million at December 31, 2024, and $81.3 million at December 31, 2023.
A director of the Company owns an interest in an entity from which the Company leases space for one of its Rockville, Maryland locations. Payments made in accordance with the lease were $84 thousand and $85 thousand in 2024 and 2023, respectively.
Company directors, or their related interests, held $2.5 million of the subordinated notes outstanding as of December 31, 2024. These notes hold a fixed rate of interest until November 30, 2025, after which it converts to variable rate.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 13 - Income Taxes
Income tax expense was as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023
Current expense
Federal	$10,472	$8,192
State	2,202	2,020
Total current expense	12,674	10,212
Deferred tax expense (benefit)	(1,814)	142
Total income tax expense	$10,860	$10,354
The components of the net deferred tax asset at December 31, 2024 and 2023 were:

(in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$11,928	$7,230
Reserve for recourse on mortgage loans sold	553	242
Stock-based compensation	793	309
Long-term incentive program	497	372
Write-down of equity investments	1,054	—
Unrealized loss on investment securities available-for-sale	3,789	4,253
Lease liability, net of right of use asset	149	45
Purchase accounting adjustments - loans and deposits	4,137	—
Other reserves	904	16
Deferred tax asset before valuation allowance	23,804	12,467
Valuation allowance	1,054	—
Deferred tax asset	22,750	12,467

Deferred tax liabilities:
Accumulated depreciation	249	214
Intangible assets	2,405	—
Mortgage and other servicing rights	1,347	—
Purchase accounting adjustments - fixed assets	1,717	—
Other	362	1
Deferred tax liability	6,080	215
Net deferred tax asset	$16,670	$12,252
Based on the Company’s history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $16.7 million at December 31, 2024 from continuing operations. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance, if, based on the available evidence, it is more likely than not that such assets will not be realized. At December 31, 2024 a valuation allowance of $1.1 million was established for a deferred tax asset arising from the write-down of a legacy IFH equity investment for which realizability is uncertain. At December 31, 2023, no valuation allowance was recognized.
The Company’s net deferred tax asset of $16.7 million at December 31, 2024 increased $4.4 million, compared to $12.3 million at December 31, 2024. The variance in net deferred tax asset year over year included the allowance for credit losses of $4.7 million and was also augmented in part by the IFH acquisition, including net purchase accounting adjustments of $2.4 million, intangible assets of $2.4 million, mortgage and other servicing rights of $1.3 million and a write-down on an equity investment of $1.1 million for which a valuation allowance of $1.1 million was established.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 13 - Income Taxes (continued)
The differences between the federal income tax rate and the effective tax rate for the Company are reconciled as follows:

	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	3.63	3.13
Valuation allowance on deferred tax asset	1.32	—
Nondeductible merger expenses	0.64	—
Stock-based compensation expense	0.56	(0.05)
Bank-owned life insurance	(0.74)	(0.54)
Tax credits, net of amortization	(0.26)	—
Tax-exempt interest and dividend income	(0.01)	0.01
Other, net	(0.18)	(1.15)
Effective Tax Rate	25.96%	22.40%
The Company’s effective tax rate of 25.96% for 2024 increased 3.56%, compared to 22.40% for 2023. The change in effective tax rate was due, in part, to the write-down of a legacy IFH equity investment which resulted in a deferred tax asset with an offsetting valuation allowance, certain nondeductible merger related expenses and stock-based compensation expense. Offsetting this includes tax credits, net of amortization, arising from the Company’s 2024 investment in low income housing tax credits reduced the effective tax rate in 2024.The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2020.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 14 - Regulatory Capital Matters
The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2024, that the Company and Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If not adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At December 31, 2024 the Company reached the $3 billion asset level and is subject to separate minimum capital measurements. The Company exceeded the minimum capital measurements and remains “well-capitalized.”
Actual and required capital amounts and ratios are presented below at year-end.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 14 - Regulatory Capital Matters (continued)

Regulatory Capital
	Actual		Minimum Capital Adequacy		To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
The Company
Tier 1 leverage ratio (to average assets)	$346,840	11.07%	$125,348	4.00%	$156,685	5.00%
Tier 1 capital (to risk-weighted assets)	346,840	13.83%	150,512	6.00%	200,683	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	344,778	13.74%	112,884	4.50%	163,055	6.50%
Total capital ratio (to risk-weighted assets)	388,425	15.48%	200,683	8.00%	250,853	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$283,828	9.17%	$123,818	4.00%	$154,772	5.00%
Tier 1 capital (to risk-weighted assets)	281,563	11.54%	146,451	6.00%	195,268	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	281,563	11.54%	109,838	4.50%	158,655	6.50%
Total capital ratio (to risk-weighted assets)	312,304	12.79%	195,268	8.00%	244,085	10.00%

December 31, 2023
The Company
Tier 1 leverage ratio (to average assets)	$270,019	12.14%	$89,004	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	270,019	15.55%	104,175	6.00%	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	267,957	15.43%	78,132	4.50%	N/A	N/A
Total capital ratio (to risk-weighted assets)	301,817	17.38%	138,900	8.00%	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$228,794	10.51%	$87,068	4.00%	$108,835	5.00%
Tier 1 capital (to risk-weighted assets)	228,794	13.56%	101,251	6.00%	135,001	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	228,794	13.56%	75,938	4.50%	109,688	6.50%
Total capital ratio (to risk-weighted assets)	249,984	14.81%	135,001	8.00%	168,751	10.00%

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

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
The expense recognition of employee stock option and restricted stock awards resulted in net expense of approximately $2.1 million and $1.8 million during the years ended December 31, 2024 and 2023, respectively.
Stock options:
The Company currently has two incentive compensation plans with outstanding stock options, the 2002 Stock Option Plan and the Amended and Restated 2017 Stock and Incentive Compensation Plan (the “Plan”). Only the Plan, which authorizes the use of stock options, stock appreciation rights, restricted stock and/or restricted stock, is available to grant options and shares to employees and directors. At inception, the Plan allowed for up to 1,120,000 shares of common stock to be issued. In 2021, an additional 900,000 shares were authorized for a total of 2,020,000. As of December 31, 2024, there are 446,794 shares available for future grant. Shares of common stock related to any unexercised or unvested award granted under the Plan that terminate or expire, or are subsequently forfeited or cancelled for any reason, become available for re-grant under the Plan. Option prices are equal to or greater than the estimated fair value of the common stock at the date of grant. Options outstanding vest over a four-year period, whereby 25% of the options become exercisable on each anniversary of the grant date.
Information with respect to options outstanding during the years ended December 31, 2024 and 2023 is as follows:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	550,718	$19.21	811,160	$15.37
Add: Granted	358,847	20.97	168,819	23.34
Less: Exercised	(150,247)	14.97	(228,405)	11.96
Less: Retired on exercise	(89,352)	14.59	(124,939)	12.29
Less: Expired/cancelled/forfeited	(55,606)	23.22	(75,917)	20.49
Outstanding at end of year	614,360	$21.02	550,718	$19.21
Exercisable at end of year	287,136	$18.52	295,450	$16.69
The weighted average fair value of options granted during the years ended December 31, 2024 and 2023, was $8.70 and $10.81, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 15 - Stock-Based Compensation (continued)
A summary of information about stock options outstanding is as follows:

	Exercise Price Range	Weighted Average Exercise Price	Average Remaining Life (years)	Outstanding Shares	Exercisable Shares
December 31, 2024
	$8.77 - 13.18	$8.77	0.39	4,036	4,036
	13.19 - 17.59	14.21	0.63	180,744	161,658
	17.60 - 22.00	18.85	3.31	42,883	14,415
	22.01 - 26.41	24.57	3.16	386,697	107,027
Total outstanding options		$21.02	2.41	614,360	287,136
Intrinsic value on December 31, 2024				$2,390,720	$2,131,880

December 31, 2023
	$10.70 - 14.63	$14.18	1.52	267,527	221,460
	14.64 - 18.56	15.27	1.57	24,000	15,000
	18.57 - 22.49	20.15	3.98	3,250	1,250
	22.50 - 26.41	24.82	3.56	255,941	57,740
Total outstanding options		$19.21	2.48	550,718	295,450
Intrinsic value on December 31, 2023				$2,999,807	$2,346,106
The aggregate intrinsic value as presented in the preceding tables is the difference between the estimated fair value of the stock as of December 31, 2024 and 2023, and the exercise price of the option multiplied by the number of options outstanding. Stock options with exercise prices greater than the estimated fair value of the stock are not included in this calculation.
Total unrecognized compensation expense related to stock options to be recognized over the next five years was $1.6 million and $1.4 million at December 31, 2024 and 2023, respectively.
The intrinsic value of stock options exercised was $1.8 million and $1.9 million during the years ended December 31, 2024 and 2023, respectively.
The weighted average fair value of options granted during 2024 and 2023 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Dividend yield	1.33%	1.04%
Risk free interest rate	4.02%	4.52%
Expected volatility	50.80%	54.64%
Expected life in years	5	5

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

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
Nonvested restricted stock for the years ended December 31, 2024 and 2023 is summarized in the following table.

	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	28,176	$21.66	39,669	$17.45
Add: Granted	37,311	23.94	10,714	25.77
Less: Vested	(11,829)	18.32	(13,652)	15.92
Less: Retired on vesting	(5,375)	18.12	(8,555)	16.46
Less: Forfeited	(1,333)	17.90	—	—
Nonvested at end of year	46,950	$24.83	28,176	$21.66
The vesting schedule of restricted shares as of December 31, 2024 is as follows:

Year	Shares
2025	34,574
2026	7,639
2027	4,737
46,950
There was $570 thousand and $78 thousand of total unrecognized compensation expense related to nonvested restricted stock at December 31, 2024 and 2023, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 16 - Parent Company Financial Information
The balance sheets as of December 31, 2024 and 2023 and statements of income and cash flows for the years then ended, for Capital Bancorp, Inc. (Parent only) are presented below.

Parent Company Only Balance Sheets

(in thousands)	2024	2023
Assets
Cash and cash equivalents	$5,358	$3,499
Investment in Bank	292,185	215,698
Investment in Church Street Capital	7,357	6,574
Investment in Windsor	5,939	—
Investment in Trust	62	62
Loans receivable, net of allowance for credit losses of $475 and $416 at December 31, 2024 and 2023, respectively	41,693	41,310
Accrued interest receivable	92	370
Goodwill	3,521	—
Intangible assets	14,072	—
Deferred income taxes	(3,081)	165
Other assets	336	21
Total assets	$367,534	$267,699

Liabilities and Stockholders’ Equity
Borrowed funds	$12,062	$12,062
Accrued interest payable	49	299
Other liabilities	284	478
Total liabilities	12,395	12,839
Stockholders’ equity
Common stock	167	139
Additional paid-in capital	128,598	54,473
Retained earnings	237,843	213,345
Accumulated other comprehensive loss	(11,469)	(13,097)
Total stockholders’ equity	355,139	254,860
Total liabilities and stockholders’ equity	$367,534	$267,699

Parent Company Only Statements of Income

(in thousands)	2024	2023
Interest and dividend income	$2,415	$2,646
Dividend from Bank	19,500	6,500
Total interest and dividend revenue	21,915	9,146
Interest expense	656	649
Net interest income	21,259	8,497
Provision for credit losses	59	88
Net interest income after provision for credit losses	21,200	8,409
Noninterest income	(2,615)	4
Noninterest expenses	1,119	629
Income before income taxes	17,466	7,784
Income tax expense	152	304
Income before undistributed net income of subsidiaries	17,314	7,480
Undistributed net income of subsidiaries	13,658	28,391
Net income	$30,972	$35,871

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 16 - Parent Company Financial Information (continued)

Parent Company Only Statements of Cash Flows
(in thousands)	2024	2023
Cash flows from operating activities
Net Income	$30,972	$35,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	59	88
Undistributed net income of subsidiaries	(13,658)	(28,391)
Stock-based compensation expense	1,895	1,757
Director and employee compensation paid in Company stock	517	547
Deferred income tax expense (benefit)	4	(65)
Amortization of intangible assets	228	—
Changes in assets and liabilities:
Accrued interest receivable	278	(82)
Other assets	(25)	24
Accrued interest payable	(250)	251
Other liabilities	(194)	597
Net cash provided by operating activities	19,826	10,597

Cash flows from investing activities
Net decrease (increase) in portfolio loans receivable	(442)	5,314
Capital contributions to subsidiaries	(5,512)	(1,729)
Cash paid from acquisitions, net	(6,416)	—
Net cash (used) provided by investing activities	(12,370)	3,585

Cash flows from financing activities
Dividends paid	(5,275)	(3,920)
Repurchase of common stock	(1,399)	(8,826)
Net proceeds from exercise of stock options	1,077	1,791
Net cash used by financing activities	(5,597)	(10,955)

Net increase in cash and cash equivalents	1,859	3,227

Cash and cash equivalents, beginning of year	3,499	272

Cash and cash equivalents, end of year	$5,358	$3,499

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

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
Loan servicing assets - The fair values of loan servicing assets are determined at a tranche level, based on market prices for comparable servicing contracts (Level 2), when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 17 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 as follows:

	Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Investment securities available-for-sale
U.S. Treasuries	$126,835	$126,835	$—	$—
Municipal	9,283	—	9,283	—
Corporate	4,711	—	4,711	—
Asset-backed securities	5,526	—	5,526	—
Mortgage-backed securities	77,275	—	77,275	—
Total	$223,630	$126,835	$96,795	$—
Loans held for sale	$21,270	$—	$21,270	$—
Loan servicing assets	$5,511	$—	$5,511	$—

December 31, 2023
Investment securities available-for-sale
U.S. Treasuries	$149,228	$149,228	$—	$—
Municipal	9,372	—	9,372	—
Corporate	4,413	—	4,413	—
Asset-backed securities	7,045	—	7,045	—
Mortgage-backed securities	38,271	—	38,271	—
Total	$208,329	$149,228	$59,101	$—
Loans held for sale	$7,481	$—	$7,481	$—
Loan servicing assets	$—	$—
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 17 - Fair Value (continued)
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	December 31, 2024	December 31, 2023
Aggregate fair value	$21,270	$7,481
Contractual principal	16,721	5,168
Difference	$4,549	$2,313
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of December 31, 2024 and December 31, 2023, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2024 and December 31, 2023, the fair values consist of loan balances of $34.9 million and $16.0 million, with specific reserves of $9.3 million and $0.4 million, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of December 31, 2024 and December 31, 2023, there was no foreclosed real estate held by the Company.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 17 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of December 31, 2024 and December 31, 2023 as follows:

Fair Value of Individually Evaluated Loans

(in thousands)	2024	2023
Individually evaluated loans for credit loss, net
Level 3 Inputs	25,521	15,620
Total	$25,521	$15,620
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2024 and 2023:

	Valuation Technique	Unobservable Inputs	General Range of Inputs
2024
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 30%

	Valuation Technique	Unobservable Inputs	General Range of Inputs
2023
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 30%
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 17 - Fair Value (continued)
As of December 31, 2024, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2023. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually analyzed loans, and all other loans. The results are then adjusted to account for credit risk as described above and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 17 - Fair Value (continued)
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Fair Value of Financial Assets and Liabilities
	December 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$25,433	$25,433	$14,513	$14,513
Interest-bearing deposits at other financial institutions	179,841	179,841	39,044	39,044
Federal funds sold	58	58	407	407
Level 2
Accrued interest receivable	$16,664	$16,664	$11,494	$11,494
Level 3
Portfolio loans receivable, net	$2,581,511	$2,499,578	$1,874,678	$1,855,158
Restricted investments	4,479	4,479	4,353	4,353

Financial liabilities
Level 1
Noninterest-bearing deposits	$810,928	$810,928	$617,373	$617,373
Level 2
Accrued interest payable	$9,393	$9,393	$5,583	$5,583
Level 3
Interest-bearing deposits	$1,951,011	$1,960,728	$1,278,623	$1,280,682
FHLB advances and other borrowed funds	34,062	32,372	49,062	46,634

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 18 - Segments
The Company’s reportable segments represent business units with discrete financial performance and information whose results are regularly reviewed by management. The five segments include Commercial Banking, Capital Bank Home Loans (the Company’s mortgage loan division), OpenSky™ (the Company’s credit card division), Windsor Advantage (the Company’s government loan servicing division), and the Corporate Office.
The Company’s reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon organizational design, leadership structure and the Company’s products and services offered. The Company’s reportable segments are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar.
The chief operating decision maker evaluates the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and variance to the annual financial plan to assess the performance of the Company’s segments and in the determination of allocating resources and investments.
The chief operating decision maker uses revenue streams and other relevant market data to evaluate product pricing and significant expenses to assess segment performance. Segment pretax income or loss, return on assets and the efficiency ratio is used to assess the performance of the commercial bank segment by monitoring the margin between interest income and interest expense. Segment pretax income or loss is used to assess the performance of the CBHL segment by monitoring the mortgage banking revenue from loan originations and sales. Segment pretax income or loss is used to assess the performance of the OpenSky™ segment by monitoring credit card interest income, interchange fees, and other fees. Segment pretax income or loss is used to assess the performance of the Windsor Advantage segment by monitoring the service charge revenues from Windsor customers.
Loans, investments, and deposits and fees provide the revenues in the commercial bank, loan sales provide the revenues in CBHL, credit card loan interest and fees provide the revenues in OpenSky™, and service charges and ancillary fees provide the revenues in Windsor Advantage. Interest expense, provisions for credit losses and personnel provide the significant expenses in the commercial bank, cost of loan sales and personnel provide the significant expenses in CBHL, data processing and personnel provide the significant expenses in OpenSky™, and personnel provide the significant expenses in Windsor Advantage.
Segment pretax income or loss is used to assess the performance of the Corporate segment by monitoring net interest income generated by revenue-producing assets from idle cash. The Corporate segment includes non-recurring expenses, merger-related expenses, and operational expenses related to the Bank Holding Company. All operations are domestic.
Effective January 1, 2024, the Company allocated certain expenses previously recorded directly to the Commercial Bank segment to the other segments. These expenses are for shared services also consumed by OpenSky™, CBHL, Windsor Advantage and Corporate. The Company performs an allocation process based on several metrics the Company believes more accurately ascribe shared service overhead to each segment. The Company believes this reflects the cost of support for each segment that should be considered in assessing segment performance. Historical information has been recast to reflect financial information consistently with the 2024 presentation.
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using income (loss) before taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. The following schedule reported internally for performance assessment by the chief operating decision maker presents financial information for each reportable segment at and for the years ended December 31, 2024 and 2023.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 18 - Segments (continued)

For the Year Ended December 31, 2024
(in thousands)	Commercial Bank	CBHL	OpenSky™	Windsor Advantage	Corporate(2)	Eliminations	Consolidated
Interest income	$147,464	$568	$61,785	$—	$3,646	$(162)	$213,301
Interest expense	57,536	363	—	—	818	(162)	58,555
Net interest income	89,928	205	61,785		2,828	—	154,746
Provision for credit losses	10,331	—	7,329	—	60	—	17,720
Provision for credit losses on unfunded commitments	385	—	—	—	—	—	385
Net interest income after provision	79,212	205	54,456		2,768	—	136,641
Noninterest income	6,654	6,684	16,122	4,566	(2,616)	—	31,410
Noninterest expense(1)	53,429	9,377	53,245	2,670	7,498	—	126,219
Net income (loss) before taxes	$32,437	$(2,488)	$17,333	$1,896	$(7,346)	$—	$41,832

Total assets(3)	$2,994,356	$21,691	$125,913	$25,515	$359,337	$(319,901)	$3,206,911

For the Year Ended December 31, 2023
(in thousands)	Commercial Bank	CBHL	OpenSky™	Windsor Advantage	Corporate(2)	Eliminations	Consolidated
Interest income	$116,408	$382	$62,476	$—	$4,238	$(298)	$183,206
Interest expense	40,896	135	—	—	947	(298)	41,680
Net interest income	75,512	247	62,476	—	3,291	—	141,526
Provision for credit losses	1,540	—	7,948	—	122	—	9,610
Release of credit losses on unfunded commitments	(101)	—	—	—	—	—	(101)
Net interest income after provision	74,073	247	54,528	—	3,169	—	132,017
Noninterest income	2,737	4,909	17,325	—	4	—	24,975
Noninterest expense(1)	48,347	8,155	52,752	—	1,513	—	110,767
Net income (loss) before taxes	$28,463	$(2,999)	$19,101	$—	$1,660	$—	$46,225

Total assets	$2,051,945	$8,589	$117,477	$—	$277,565	$(229,400)	$2,226,176
_______________
(1)Noninterest expense includes $24.9 million and $23.7 million in data processing expense in OpenSky’s™ segment for the years ended December 31, 2024 and 2023, respectively.
(2)The Corporate segment invests idle cash in revenue-producing assets including interest-bearing cash accounts, loan participations and other appropriate investments for the Company.
(3)Total assets includes goodwill and intangible assets of $19.3 million at the Commercial Bank and $17.6 million within Windsor Advantage.
(4)Commercial Bank’s return on assets of 1.08% and 1.39% for the years ended December 31, 2024 and 2023, respectively, is calculated by dividing net income before taxes by total assets.
(5)Commercial Bank’s efficiency ratio of 55.3% and 61.8% for the years ended December 31, 2024 and 2023, respectively, is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).
(6)CBHL’s mortgage banking revenue from loans sales, included within noninterest income, totaled $6.1 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively.
(7)OpenSky’s™ credit card interchange fees and other fees, included within noninterest income, totaled $16.0 million and $17.3 million for the years ended December 31, 2024 and 2023, respectively.
(8)Windsor Advantage’s service charge revenues from Windsor customers, included within noninterest income, totaled $4.6 million, including $0.6 million of Capital Bank related servicing fees, for the year ended December 31, 2024.
(9)Personnel expense for Commercial Bank, CBHL, OpenSky™ and Windsor Advantage, included within noninterest expense, totaled $44.5 million, $4.2 million, $6.0 million and $1.3 million, respectively, for the year ended December 31, 2024
(10)Personnel expense for Commercial Bank, CBHL and OpenSky™, included within noninterest expense, totaled $40.0 million, $3.6 million and $5.1 million, respectively, for the year ended December 31, 2023.
(11)CBHL’s cost of loan sales, or non-personnel noninterest expense, totaled $5.2 million and $4.6 million, respectively for the years ended December 31, 2024 and December 31, 2023.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2024 and 2023

Note 19 - Litigation
In accordance with the current accounting standards for loss contingencies, the Company establishes reserves for litigation-related matters that arise in the ordinary course of its business activities when it is probable or reasonably possible that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. In addition, the Company's defense of litigation claims may result in legal fees, which it expenses as incurred. None of the amounts the Company currently has recorded individually or in the aggregate are considered to be material to our financial condition as of December 31, 2024.
Note 20 - Subsequent Events
In January 2025, the Company’s Board of Directors declared a $0.10 per share dividend, payable on February 26, 2025 to shareholders of record on February 10, 2025. Management has reviewed all events through the date the audited consolidated financial statements were filed with the SEC and concluded that no other events required accrual or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation did not include an assessment of those disclosure controls and procedures that are involved in, and did not include an assessment of, internal control over financial reporting as it relates to IFH. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Except as described in the following paragraph, there were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, the Company maintained effective internal control over financial reporting based on those criteria.

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. However, business combination and entity level controls are not covered by the exemption. The Company acquired IFH effective October 1, 2024. Accordingly, management excluded IFH from its assessment of the Company's internal control over financial reporting. Business combination and entity level controls were assessed. Total assets and net interest income and noninterest income of IFH represent approximately 14.6% and 6.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Elliott Davis, PLLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2024 to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than the IFH acquisition effective October 1, 2024 that has been previously described. During the first quarter of 2025, management put into place or enhanced to improve the effectiveness of the Company’s internal controls over the evidence of review of Day 1 accounting for acquisitions. These include evidence of review controls over management’s Purchase Accounting Workbook, calculation of goodwill, and the Day 1 PCD reserve.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), or adopted or terminated any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2025 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024. Such information is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. Our Code of Business Conduct and Ethics is available on our website at www.capitalbankmd.com under the “Investor Relations” tab.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024.
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) The following financial statements are incorporated by reference from Item 8 hereof:
    Report of Independent Registered Public Accounting Firm. PCAOB ID (149)
    Consolidated Balance Sheets as of December 31, 2024 and 2023.
    Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024 and 2023.
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023.
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
2.1
Agreement and Plan of Merger and Reorganization, dated March 27, 2024, by and between the Company and Integrated Financial Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 1, 2024)

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
10.2
Form of Restricted Stock Award Agreement under the Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on September 17, 2018)

10.3
Form of Non-Qualified Stock Option Award Agreement under the Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1/A filed on September 17, 2018)

10.4
Form of Stock Appreciation Right Award Agreement under the Capital Bancorp, Inc. 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A filed on September 17, 2018)

10.5
Form of Amended and Restated 2017 Stock and Incentive Plan Incentive Stock Option Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 15, 2024)

10.6
Form of Amended and Restated 2017 Stock and Incentive Compensation Plan Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 15, 2024)

10.7	Employment Agreement dated January 1, 2022 between Capital Bank, N.A. and Scot R. Browning (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6. 2022)
10.8
Amendment to Employment Agreement, dated April 13, 2023, between Capital Bank, N.A. and Scot R. Browning (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 15, 2024)

10.9
Employment Contract, dated April 30, 2018, by and among Capital Bank, N.A. and Karl F. Dicker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 11, 2020)

10.10	Nonqualified Deferred Compensation Plan dated January 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 15, 2024)
10.11	Employment Agreement, effective June 29, 2022 between Capital Bank, N.A. and Edward F. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2022)
10.12	Employment Agreement, effective October 11, 2022 between Capital Bank, N.A. and Steven Poynot (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 11, 2022)
10.13
Amendment to Employment Agreement, dated April 13, 2023, between Capital Bank, N.A. and Steven Poynot (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 15, 2024)

10.14	Employment Agreement, dated July 15, 2024, between Capital Bank, N.A. and Dominic Canuso (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2024)
10.15
Amended and Restated Employment Agreement, dated as of September 17, 2024, by and between Michael Breckheimer and Windsor Advantage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2024)

19.1	Insider Trading Policy
21.0	Subsidiaries of Capital Bancorp, Inc. (reference is made to “Item 1. Business” for the required information)
23.1	Consent of Elliott Davis, PLLC
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2024)

101
The following materials from the Annual Report on Form 10-K of Capital Bancorp, Inc. for the year ended December 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: March 17, 2025	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Edward F. Barry	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2025
Edward F. Barry

By:	/s/ Dominic Canuso	Executive Vice President Chief Financial Officer	March 17, 2025
Dominic Canuso
(Principal Financial Officer)

By:	/s/ Jerome R. Bailey	Director	March 17, 2025
Jerome R. Bailey

By:	/s/ Joshua Bernstein	Director	March 17, 2025
Joshua Bernstein

By:	/s/ C. Scott Brannan	Director	March 17, 2025
C. Scott Brannan

By:	/s/ Scot. R. Browning	Director	March 17, 2025
Scot R. Browning

By:	/s/ Fred J. Lewis	Director	March 17, 2025
Fred J. Lewis

By:	/s/ Randall J. Levitt	Director	March 17, 2025
Randall J. Levitt

By:	/s/ Marc McConnell	Director	March 17, 2025
Marc McConnell

By:	/s/ Mary Ann Scully	Director	March 17, 2025
Mary Ann Scully

By:	/s/ Deborah Ratner Salzberg	Director	March 17, 2025
Deborah Ratner Salzberg

By:	/s/ Steven J. Schwartz	Chairman of the Board of Directors	March 17, 2025
Steven J. Schwartz

By:	/s/ James F. Whalen	Director	March 17, 2025
James F. Whalen