Form 10-Q
period 2025-03-31
Capital Bancorp Inc
filed 2025-05-09
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2025         OR
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

As of May 7, 2025, the Company had 16,564,341 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$27,836	$25,433
Interest-bearing deposits at other financial institutions	266,092	179,841
Federal funds sold	59	58
Total cash and cash equivalents	293,987	205,332
Investment securities available-for-sale	213,452	223,630
Restricted investments	7,031	4,479
Loans held for sale	34,656	21,270
Portfolio loans receivable, net of deferred fees and costs	2,678,406	2,630,163
Less allowance for credit losses	(48,454)	(48,652)
Total portfolio loans held for investment, net	2,629,952	2,581,511
Premises and equipment, net	15,085	15,525
Accrued interest receivable	19,458	16,664
Goodwill	24,085	21,126
Intangible assets	13,861	14,072
Core deposit intangibles	1,695	1,745
Loan servicing assets	2,244	5,511
Deferred tax asset	15,902	16,670
Bank owned life insurance	44,335	43,956
Other assets	34,062	35,420
Total assets	$3,349,805	$3,206,911

Liabilities
Deposits
Noninterest-bearing	$812,224	$810,928
Interest-bearing	2,079,109	1,951,011
Total deposits	2,891,333	2,761,939
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	12,062
Accrued interest payable	9,995	9,393
Other liabilities	44,838	46,378
Total liabilities	2,980,228	2,851,772

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 16,657,168 issued and outstanding at March 31, 2025; 16,662,626 issued and outstanding at December 31, 2024	167	167
Additional paid-in capital	128,692	128,598
Retained earnings	249,925	237,843
Accumulated other comprehensive loss	(9,207)	(11,469)
Total stockholders' equity	369,577	355,139
Total liabilities and stockholders' equity	$3,349,805	$3,206,911

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Interest income
Loans, including fees	$58,691	$45,991
Investment securities available-for-sale	1,861	1,251
Federal funds sold and other	2,208	1,127
Total interest income	62,760	48,369

Interest expense
Deposits	16,512	12,833
Borrowed funds	201	528
Total interest expense	16,713	13,361

Net interest income	46,047	35,008
Provision for credit losses	2,246	2,727
Provision for credit losses on unfunded commitments	—	142
Net interest income after provision for credit losses	43,801	32,139

Noninterest income
Service charges on deposits	258	207
Credit card fees	3,722	3,881
Mortgage banking revenue	1,831	1,453
Government lending revenue	1,096	—
Government loan servicing revenue	3,568	—
Loan servicing rights (government guaranteed)	472	—
Other income	1,602	431
Total noninterest income	12,549	5,972

Noninterest expenses
Salaries and employee benefits	18,067	12,907
Occupancy and equipment	2,910	1,613
Professional fees	2,112	1,947
Data processing	7,112	6,761
Advertising	1,779	2,032
Loan processing	743	371
Foreclosed real estate expenses, net	1	1
Merger-related expenses	1,266	712
Operational losses	903	931
Regulatory assessment expenses	889	473
Other operating	2,271	1,739
Total noninterest expenses	38,053	29,487
Income before income taxes	18,297	8,624
Income tax expense	4,365	2,062
Net income	$13,932	$6,562

Basic earnings per share	$0.84	$0.47
Diluted earnings per share	$0.82	$0.47

Weighted average common shares outstanding:
Basic	16,665,528	13,918,724
Diluted	16,925,454	13,918,724

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$13,932	$6,562

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	2,991	(589)
Income tax (expense) benefit relating to the items above	(729)	52
Other comprehensive income (loss)	2,262	(537)
Comprehensive income	$16,194	$6,025

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2023	13,922,532	$139	$54,473	$213,345	$(13,097)	$254,860
Net income	—	—	—	6,562	—	6,562
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(537)	(537)
Stock options exercised, net of shares withheld for purchase price	10,171	—	146	(39)	—	107
Shares issued as compensation	24,729	—	537	(22)	—	515
Stock-based compensation	—	—	472	—	—	472
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,115)	—	(1,115)
Shares repurchased and retired	(67,869)	—	(1,399)	—	—	(1,399)
Balance, March 31, 2024	13,889,563	$139	$54,229	$218,731	$(13,634)	$259,465

Balance, December 31, 2024	16,662,626	$167	$128,598	$237,843	$(11,469)	$355,139
Net income	—	—	—	13,932	—	13,932
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	2,262	2,262
Stock options exercised, net of shares withheld for purchase price	10,396	—	164	(121)	—	43
Shares issued as compensation	6,331	—	141	(63)	—	78
Stock-based compensation	—	—	407	—	—	407
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,666)	—	(1,666)
Shares repurchased and retired	(22,185)	—	(618)	—	—	(618)
Balance, March 31, 2025	16,657,168	$167	$128,692	$249,925	$(9,207)	$369,577

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$13,932	$6,562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,246	2,727
Provision for credit losses on unfunded commitments	—	142
Provision for mortgage put-back reserve, net	16	13
Net amortization on investment securities available-for-sale	35	60
Premises and equipment depreciation	215	85
Lease asset amortization	419	238
Amortization of intangible assets	261	—
Increase in cash surrender value of BOLI	(379)	(351)
Net change in loan servicing assets	3,267	—
Executive long-term incentive plan expense	143	149
Stock-based compensation expense	407	472
Director and employee compensation paid in Company stock	78	515
Deferred income tax benefit	1	(7)
Valuation allowance on derivatives	28	—
Decrease in valuation of loans held for sale carried at fair value	(63)	—
Proceeds from sales of loans held for sale	81,462	37,555
Originations of loans held for sale	(72,909)	(40,377)
Government lending revenue	(1,096)	—
Changes in assets and liabilities:
Accrued interest receivable	(2,794)	(764)
Taxes payable	4,037	489
Other assets	(1,657)	(8,885)
Accrued interest payable	602	426
Other liabilities	(5,670)	(2,461)
Net cash provided by (used in) operating activities	22,581	(3,412)

Cash flows from investing activities
Purchases of securities available-for-sale	(240)	(15,362)
Proceeds from calls and maturities of securities available-for-sale	13,374	20,788
Net purchases of restricted investments	(2,552)	(88)
Net increase in portfolio loans receivable	(71,467)	(63,224)
Net (purchases) sales of premises and equipment	(194)	246
Net cash used in investing activities	(61,079)	(57,640)

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	1,296	48,439
Interest-bearing deposits	128,098	61,260
Other borrowed funds	—	(15,000)
Dividends paid	(1,666)	(1,115)
Repurchase of common stock	(618)	(1,399)
Net proceeds from exercise of stock options	43	107
Net cash provided by financing activities	127,153	92,292

Net increase in cash and cash equivalents	88,655	31,240

Cash and cash equivalents, beginning of year	$205,332	53,964

Cash and cash equivalents, end of period	$293,987	$85,204

Noncash investing and financing activities:
Change in unrealized gains (losses) on investments	$2,991	$(589)
Goodwill measurement period adjustment	$2,959	$—

Cash paid during the period for:
Taxes	$8	$36
Interest	$16,111	$12,935

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and the bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which is headquartered in Rockville, Maryland. The Company serves businesses, not-for-profit associations, entrepreneurs and others throughout the Washington D.C., Baltimore, other Maryland metropolitan areas, Florida, Illinois and North Carolina through seven commercial bank branches, one mortgage banking office, three loan production offices, three government loan servicing offices, and one credit card operations office. The Bank is principally engaged in providing commercial, real estate, and credit card loans along with other banking services, and attracting deposits.
The Company issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions, and originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm. Additionally, Windsor Advantage™, a wholly-owned subsidiary of the Company, is a loan service provider that offers community banks and credit unions with a comprehensive U.S. Small Business Association (“SBA”) 7(a) and U.S. Department of Agriculture (“USDA”) lending platform.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank, Windsor Advantage™, and Church Street Capital. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The Company reports its activities as four divisions and reporting segments: Commercial Banking, OpenSky™, Windsor Advantage™, and Capital Bank Home Loans. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.
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

Note 1 - Nature of Business and Basis of Presentation (continued)
and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our significant accounting policies during the three months ended March 31, 2025.
Recent Adoption of New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024. See Note 9 - Segments for new disclosures required by ASU 2023-07.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Acquisition
Acquisition of Integrated Financial Holdings, Inc.
On October 1, 2024, the Company completed its acquisition of Integrated Financial Holdings, Inc. (“IFH”). IFH merged with and into the Company, with the Company continuing as the surviving corporation in the acquisition. Immediately following the acquisition, West Town Bank & Trust, merged with and into Capital Bank, with Capital Bank as the surviving bank. During the first quarter of 2025, the Company successfully converted IFH’s banking systems and operations onto Capital Bank’s platforms.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Acquisition
The following table summarizes the consideration paid for IFH and the amounts of the assets acquired and liabilities assumed at the October 1, 2024 acquisition date:

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
The assets purchased and liabilities assumed in the acquisition were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. During the

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Acquisition
first quarter of 2025, the Company revised the estimate of adjusted servicing assets and other liabilities resulting in a $3.0 million increase in goodwill at March 31, 2025 as compared to December 31, 2024. The Company’s acquisition of IFH is discussed in detail in Note 2 “Business Combination” in the “Notes to the Consolidated Financial Statements” contained in Part II. Item 8 "Financial Statements and Supplementary Data" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
During the three months ended March 31, 2025 and 2024, the Company incurred merger-related expenses related to the acquisition of IFH totaling $1.3 million and $0.7 million, respectively.
Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses (“ACL”) of securities available-for-sale at March 31, 2025 and December 31, 2024, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
U.S. Treasuries	$126,780	$75	$(8,068)	$—	$118,787
Municipal	11,698	8	(2,156)	—	9,550
Corporate	5,000	—	(289)	—	4,711
Asset-backed securities	5,391	23	—	—	5,414
Mortgage-backed securities	76,697	94	(1,801)	—	74,990
Total	$225,566	$200	$(12,314)	$—	$213,452

December 31, 2024
U.S. Treasuries	$136,831	$42	$(10,038)	$—	$126,835
Municipal	11,698	5	(2,420)	—	9,283
Corporate	5,000	—	(289)	—	4,711
Asset-backed securities	5,501	25	—	—	5,526
Mortgage-backed securities	79,939	2	(2,666)	—	77,275
Total	$238,969	$74	$(15,413)	$—	$223,630
There were no securities sold during the three months ended March 31, 2025 or the three months ended March 31, 2024. There was no ACL required on available-for-sale debt securities in an unrealized loss position at March 31, 2025 and December 31, 2024.

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

	March 31, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$10,000	$9,993	$20,003	$19,882
One to five years	97,014	91,901	97,052	90,570
Five to ten years	31,946	27,732	29,785	25,446
Beyond ten years	4,518	3,422	6,689	4,931
Asset-backed securities(1)	5,391	5,414	5,501	5,526
Mortgage-backed securities(1)	76,697	74,990	79,939	77,275
Total	$225,566	$213,452	$238,969	$223,630
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.

There were no securities pledged at March 31, 2025 and December 31, 2024 to secure public deposits and repurchase agreements.
At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an ACL has not been recorded at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
U.S. Treasuries	$—	$—	$102,987	$(8,068)	$102,987	$(8,068)
Municipal	—	—	8,634	(2,156)	8,634	(2,156)
Corporate	—	—	4,711	(289)	4,711	(289)
Mortgage-backed securities	36,339	(342)	18,201	(1,459)	54,540	(1,801)
Total	$36,339	$(342)	$134,533	$(11,972)	$170,872	$(12,314)

December 31, 2024
U.S. Treasuries	$10,883	$(93)	$111,196	$(9,945)	$122,079	$(10,038)
Municipal	—	—	8,373	(2,420)	8,373	(2,420)
Corporate	—	—	4,711	(289)	4,711	(289)
Mortgage-backed securities	55,243	(901)	18,272	(1,765)	73,515	(2,666)
Total	$66,126	$(994)	$142,552	$(14,419)	$208,678	$(15,413)
As of March 31, 2025, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at March 31, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of March 31, 2025 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2025,

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 82% of the portfolio; AA+ - 8%; AA - 10%.
Asset-backed Securities — There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of March 31, 2025.

Note 4 - Loan Servicing
Activity for loan servicing rights and the related valuation allowance as follows for the periods presented:

Loan servicing rights:
(in thousands)	March 31, 2025	December 31, 2024
Balance at beginning of period	$5,511	$—
Additions	110	5,096
Other changes in fair value	(3,377)	415
Balance at end of period	$2,244	$5,511
The fair value at March 31, 2025 was determined using a discount rate of 13.5%, prepayment speeds ranging from 13.2% to 18.5%, depending on the stratification of the specific right, and a weighted average default rate of 0.7%. The fair value at December 31, 2024 was determined using a discount rate of 13.5%, prepayment speeds ranging from 12.8% to 18.2%, depending on the stratification of the specific right, and a weighted average default rate of 0.7%. The changes in fair value for loan servicing rights from December 31, 2024 to March 31, 2025 was due to the refinement of assumptions used in the valuation of the servicing assets post acquisition.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	March 31, 2025		December 31, 2024
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$693,597	26%	$688,552	26%
Commercial	931,675	35%	943,019	36%
Construction	343,280	13%	321,252	12%
Commercial and Industrial	594,331	22%	554,550	21%
Credit card, net of reserve(1)	118,709	4%	127,766	5%
Other consumer	2,200	—%	2,089	—%
Portfolio loans receivable, gross	2,683,792	100%	2,637,228	100%
Deferred origination fees, net	(5,386)		(7,065)
Allowance for credit losses	(48,454)		(48,652)
Portfolio loans receivable, net	$2,629,952		$2,581,511
_____________
(1)    Credit card loans are presented net of reserve for interest and fees.

The following tables set forth the changes in the ACL and an allocation of the ACL by loan segment class for the three months ended March 31, 2025 and March 31, 2024.

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended March 31, 2025
Real estate:
Residential	$6,945	$(614)	$(1)	$1	$6,331
Commercial	16,041	1,229	—	—	17,270
Construction	2,973	288	—	—	3,261
Commercial and Industrial	16,377	(542)	(147)	—	15,688
Credit card	6,301	1,894	(2,297)	—	5,898
Other consumer	15	(9)	—	—	6
Total	$48,652	$2,246	$(2,445)	$1	$48,454

Three Months Ended March 31, 2024
Real estate:
Residential	$5,518	$633	$(225)	$—	$5,926
Commercial	10,316	807	—	—	11,123
Construction	2,271	28	—	—	2,299
Commercial and Industrial	4,406	(306)	(98)	—	4,002
Credit card	6,087	1,567	(1,768)	104	5,990
Other consumer	12	(2)	—	—	10
Total	$28,610	$2,727	$(2,091)	$104	$29,350

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of March 31, 2025 and December 31, 2024 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
March 31, 2025
Real estate:
Residential	$5,111	$914	$6,221	$12,246	$681,351	$693,597	$63	$9,374
Commercial	8,753	817	18,785	28,355	903,320	931,675	—	21,441
Construction	5,777	—	4,275	10,052	333,228	343,280	—	4,268
Commercial and Industrial	14,181	1,811	6,241	22,233	572,098	594,331	—	7,851
Credit card	5,767	5,040	1,504	12,311	106,398	118,709	1,504	—
Other consumer	—	—	—	—	2,200	2,200	—	—
Total	$39,589	$8,582	$37,026	$85,197	$2,598,595	$2,683,792	$1,567	$42,934

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2024
Real estate:
Residential	$1,656	$4,913	$6,644	$13,213	$675,339	$688,552	$—	$8,652
Commercial	4,957	7,570	7,001	19,528	923,491	943,019	100	14,312
Construction	1,000	415	4,309	5,724	315,528	321,252	—	4,309
Commercial and Industrial	10,981	1,245	1,049	13,275	541,275	554,550	—	2,968
Credit card	6,923	6,561	1,544	15,028	112,738	127,766	1,544	—
Other consumer	—	—	—	—	2,089	2,089	—	—
Total	$25,517	$20,704	$20,547	$66,768	$2,570,460	$2,637,228	$1,644	$30,241
There were $9.0 million and $7.2 million of loans secured by one-to-four family residential properties in the process of foreclosure as of March 31, 2025 and December 31, 2024, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans
(in thousands)

Real estate:
Residential	$9,328	$46	$9,374	$138
Commercial	16,900	4,541	21,441	103
Construction	4,268	—	4,268	315
Commercial and Industrial	2,384	5,467	7,851	119
Total	$32,880	$10,054	$42,934	$675

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans

Real estate:
Residential	$8,055	$597	$8,652	$38
Commercial	3,205	11,107	14,312	122
Construction	4,309	—	4,309	144
Commercial and Industrial	247	2,721	2,968	106
Total	$15,816	$14,425	$30,241	$410
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	March 31, 2025	December 31, 2024
Real estate:
Residential	$8,094	$8,780
Commercial	19,475	14,803
Construction	4,268	4,301
Commercial and Industrial	10,755	6,551
Total	$42,592	$34,435
Of the collateral dependent loans as of March 31, 2025, a specific reserve of $46 thousand, $4.5 million and $5.1 million was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2024, a specific reserve of $147 thousand, $4.1 million and $4.8 million was assessed for residential real estate, commercial real estate and commercial and industrial loans.
The Company made 12 loan modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$806	0.116%	Payment recast based on new extended maturity to lower payments on one loan; Reduced contractual interest rate from 8.375% to 6.375% on one loan.
Residential - Home Equity	90	0.159%	Reduced contractual interest rate from 10.490% to 6.375% on one loan.
Commercial	665	0.073%	Provided 3 months and 12 months payment deferral on two different loans through the Bank’s standard deferral program. The deferred payments were added to the end of the original loan terms.
Commercial and Industrial	2,523	0.425%
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

Total	$4,084

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following table presents the payment status of loans that have been modified in the last twelve months:

	March 31, 2025
			Past Due	Past Due
(in thousands)	Current		30-89 Days	90 Days or More	Nonaccrual	Total
Real estate:
Residential	$806		$—	$—	$—	$806
Residential - Home Equity	90		—	—	—	90
Commercial	528		—	—	1,031	1,559
Commercial and Industrial	2,722		—	—	442	3,164
	$4,146	4146000	$—	$—	$1,473	$5,619
The Company did not make any modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024.
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
A description of the general risk ratings are described as follows:
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
Doubtful
A doubtful loan has all the weaknesses associated with a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
Ungraded
Ungraded loans represent credit card loans not included in the individual credit grading process due to the borrower type. The credit quality indicator for credit card loans is based on the delinquency status of the borrower as of the date presented.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

March 31, 2025	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential – Real estate
Pass	$25,022	$135,833	$114,820	$119,827	$69,801	$214,030	$—	$679,333
Special Mention	—	—	1,967	2,051	1,237	2,084	—	7,339
Substandard	—	—	—	33	322	6,570	—	6,925
Doubtful	—	—	—	—	—	—	—	—
Total	25,022	135,833	116,787	121,911	71,360	222,684	—	693,597
Commercial – Real estate
Pass	37,623	223,818	66,036	157,792	136,190	260,077	—	881,536
Special Mention	—	—	2,255	17,673	5,918	2,534	—	28,380
Substandard	—	—	2,693	3,474	—	15,592	—	21,759
Doubtful	—	—	—	—	—	—	—	—
Total	37,623	223,818	70,984	178,939	142,108	278,203	—	931,675
Construction – Real estate
Pass	25,047	109,287	115,953	46,978	20,952	19,788	—	338,005
Special Mention	—	—	1,000	—	—	—	—	1,000
Substandard	—	—	—	—	—	4,275	—	4,275
Doubtful	—	—	—	—	—	—	—	—
Total	25,047	109,287	116,953	46,978	20,952	24,063	—	343,280
Commercial and Industrial
Pass	34,280	167,510	121,596	85,623	39,837	106,620	—	555,466
Special Mention	—	222	15,702	1,969	201	8,047	—	26,141
Substandard	—	273	4,232	847	1,343	6,029	—	12,724
Doubtful	—	—	—	—	—	—	—	—
Total	34,280	168,005	141,530	88,439	41,381	120,696	—	594,331
Other consumer
Pass	—	1,221	—	67	82	830	—	2,200
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	1,221	—	67	82	830	—	2,200
Credit card
Ungraded	—	—	—	—	—	—	118,709	118,709
Portfolio loans receivable, gross	$121,972	$638,164	$446,254	$436,334	$275,883	$646,476	$118,709	$2,683,792

March 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$1	$—	$1
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	147	—	147
Credit card	—	—	—	—	—	—	2,297	2,297
Total	$—	$—	$—	$—	$—	$148	$2,297	$2,445

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2024	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential – Real estate
Pass	$155,867	$129,639	$122,203	$76,906	$69,647	$117,272	$—	$671,534
Special Mention	—	—	2,065	1,242	3,604	—	—	6,911
Substandard	—	—	—	3,422	189	6,496	—	10,107
Doubtful	—	—	—	—	—	—	—	—
Total	155,867	129,639	124,268	81,570	73,440	123,768	—	688,552
Commercial – Real estate
Pass	235,929	61,372	170,611	146,642	92,038	207,631	—	914,223
Special Mention	—	2,300	10,747	5,052	—	788	—	18,887
Substandard	—	—	7,558	—	320	2,031	—	9,909
Doubtful	—	—	—	—	—	—	—	—
Total	235,929	63,672	188,916	151,694	92,358	210,450	—	943,019
Construction – Real estate
Pass	98,942	129,202	46,532	20,634	15,458	6,175	—	316,943
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,252	2,057	—	4,309
Doubtful	—	—	—	—	—	—	—	—
Total	98,942	129,202	46,532	20,634	17,710	8,232	—	321,252
Commercial and Industrial
Pass	129,043	130,647	117,346	42,747	21,356	107,953	—	549,092
Special Mention	232	—	489	—	—	270	—	991
Substandard	—	209	712	205	3,239	102	—	4,467
Doubtful	—	—	—	—	—	—	—	—
Total	129,275	130,856	118,547	42,952	24,595	108,325	—	554,550
Other consumer
Pass	1,226	278	73	95	76	341	—	2,089
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,226	278	73	95	76	341	—	2,089
Credit card
Ungraded	—	—	—	—	—	—	127,766	127,766
Portfolio loans receivable, gross	$621,239	$453,647	$478,336	$296,945	$208,179	$451,116	$127,766	$2,637,228

December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$907	$—	$907
Commercial real estate	—	—	570	—	—	—	—	570
Commercial and Industrial	84	80	306	—	—	136	—	606
Credit card	—	—	—	—	—	—	7,145	7,145
Total	$84	$80	$876	$—	$—	$1,043	$7,145	$9,228

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Unused lines of credit
Real Estate:
Residential	$21,076	$20,996
Residential - Home Equity	45,441	46,900
Commercial	48,469	44,201
Construction	85,377	85,984
Commercial and Industrial	67,495	79,961
Credit card(1)	135,112	124,732
Other consumer	238	255
Total	$403,208	$403,029

Letters of credit	$3,122	$3,122
_______________
(1)Outstanding loan commitments in the credit card portfolio include $106.5 million and $97.2 million in secured and partially secured balances as of March 31, 2025 and December 31, 2024, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Balance at beginning of period	$1,191	$806
Provision for credit losses on unfunded commitments	—	142
Balance at end of period	$1,191	$948
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Balance at beginning of period	$2,260	$985
Provision for mortgage loan put-back reserve	16	13
Balance at end of period	$2,276	$998
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
The Company determines if an arrangement is a lease at inception. Operating lease Right of Use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 5.10% at March 31, 2025 and 5.08% at December 31, 2024. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of March 31, 2025, the Company’s net lease ROU assets and related lease liabilities were $4.8 million and $5.5 million, respectively, compared to December 31, 2024 balances of $5.3 million of ROU assets and $5.9 million of lease liabilities, and have remaining terms ranging from one to eight years, including extension options that the Company is reasonably certain will be exercised. As of March 31, 2025, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Leases (continued)

(in thousands)	March 31, 2025	December 31, 2024
Lease Right of Use Asset:
Lease asset	$6,821	$6,821
Less: Accumulated amortization	(1,976)	(1,557)
Net lease asset	$4,845	$5,264

Lease Liability:
Lease liability	$7,154	7,154
Less: Accumulated amortization	(1,669)	(1,282)
Net lease liability	$5,485	$5,872
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	March 31, 2025
Amounts due in:
2025	$1,569
2026	1,933
2027	626
2028	449
2029	441
2030 and thereafter	1,188
Total future lease payments	6,206
Discount of cash flows	(721)
Present value of net future lease payments	$5,485

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Goodwill and Intangible Assets
The change in goodwill during the periods ended March 31, 2025 and December 31, 2024 is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Balance at beginning of period	$21,126	$—
Acquired goodwill	—	21,126
Measurement period adjustment	2,959	—
Balance at end of period	$24,085	$21,126
During the first quarter of 2025, the Company revised the estimate of adjusted servicing assets and other liabilities resulting in a $3.0 million increase in goodwill at March 31, 2025 as compared to December 31, 2025. Goodwill is preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.
At March 31, 2025, the Company’s reporting units include attributable goodwill from the IFH acquisition. The Company has elected to perform a qualitative assessment annually as of October 1 to determine if it is more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.
Acquired amortizing intangible assets were as follows for the period presented:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer list intangible	$12,200	$(364)	$11,836	$12,200	$(188)	$12,012
Trade name intangible	2,100	(75)	2,025	2,100	(40)	2,060
Core deposits intangible	1,779	(84)	1,695	1,779	(34)	1,745
Total amortized intangible assets	$16,079	$(523)	$15,556	$16,079	$(262)	$15,817
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
Amortization expense was $261 thousand and zero for the three months ended March 31, 2025 and 2024, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Goodwill and Intangible Assets (continued)
At March 31, 2025, scheduled amortization of the intangible assets for each of the next five years is as follows:

(in thousands)
2025	$785
2026	1,043
2027	1,038
2028	1,033
2029	1,026
Thereafter	10,631
Total	$15,556

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 as follows:

(in thousands)
March 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale
U.S. Treasuries	$118,787	$118,787	$—	$—
Municipal	9,550	—	9,550	—
Corporate	4,711	—	4,711	—
Asset-backed securities	5,414	—	5,414	—
Mortgage-backed securities	74,990	—	74,990	—
Total	$213,452	$118,787	$94,665	$—
Loans held for sale	$34,656	$—	$34,656	$—
Loan servicing assets	$2,244	$—	$2,244	$—

December 31, 2024
Investment securities available-for-sale
U.S. Treasuries	$126,835	$126,835	$—	$—
Municipal	9,283	—	9,283	—
Corporate	4,711	—	4,711	—
Asset-backed securities	5,526	—	5,526	—
Mortgage-backed securities	77,275	—	77,275	—
Total	$223,630	$126,835	$96,795	$—
Loans held for sale	$21,270	$—	$21,270	$—
Loan servicing assets	$5,511	$—	$5,511	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	March 31, 2025	December 31, 2024
Aggregate fair value	$34,656	$21,270
Contractual principal	29,796	16,721
Difference	$4,860	$4,549

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of March 31, 2025 and December 31, 2024, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2025 and December 31, 2024, the fair values consist of loan balances of $46.6 million and $34.9 million, with specific reserves of $10.1 million and $9.3 million, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of March 31, 2025 and December 31, 2024, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 as follows:

(in thousands)	March 31, 2025	December 31, 2024
Individually evaluated loans for credit loss, net
Level 3 inputs	$36,510	$25,521
Total	$36,510	$25,521
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2025 and December 31, 2024:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs
March 31, 2025
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 30%

December 31, 2024	Valuation Technique	Unobservable Inputs	Range of Inputs
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 30%
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
As of March 31, 2025, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2024. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually evaluated loans, and all other loans. The results are then adjusted to account for credit risk as described above, and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$27,836	$27,836	$25,433	$25,433
Interest-bearing deposits at other financial institutions	266,092	266,092	179,841	179,841
Federal funds sold	59	59	58	58
Level 2
Accrued interest receivable	$19,458	$19,458	$16,664	$16,664
Level 3
Portfolio loans receivable, net	$2,629,952	$2,576,493	$2,581,511	$2,499,578
Restricted investments	7,031	7,031	4,479	4,479

Financial liabilities
Level 1
Noninterest-bearing deposits	$812,224	$812,224	$810,928	$810,928
Level 2
Accrued interest payable	$9,995	$9,995	$9,393	$9,393
Level 3
Interest-bearing deposits	$2,079,109	$2,090,429	$1,951,011	$1,960,728
FHLB advances and other borrowed funds	34,062	33,654	34,062	32,372

Note 9 - Segments
The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, OpenSky™ (the Company’s credit card division), Windsor Advantage and Capital Bank Home Loans (the Company’s mortgage loan division).
Our Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations supplemented by lending outside of our primary market, and nationwide deposit verticals. Additionally, the commercial bank engages in government-guaranteed lending on a national basis.
The Company issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions, and originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm. Additionally, Windsor Advantage™, a wholly-owned subsidiary of the Company, is a loan service provider that offers community banks and credit unions with a comprehensive U.S. Small Business Association (“SBA”) 7(a) and U.S. Department of Agriculture (“USDA”) lending platform.
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
The chief operating decision maker uses revenue streams and other relevant market data to evaluate product pricing and significant expenses to assess segment performance. Segment pretax income or loss, return on assets and the efficiency ratio is used to assess the performance of the commercial bank segment by monitoring the margin between interest income and interest expense. Segment pretax income or loss is used to assess the performance of the CBHL segment by monitoring the mortgage banking revenue from loan originations and sales. Segment pretax income or loss is used to assess the performance of the OpenSky™ segment by monitoring credit card interest income, interchange fees, and other fees. Segment pretax income or loss is used to assess the performance of the Windsor Advantage™ segment by monitoring the service charge revenues from Windsor™ customers.
Loans, investments, and deposits and fees provide the revenues in the commercial bank, loan sales provide the revenues in CBHL, credit card loan interest and fees provide the revenues in OpenSky™, and service charges and ancillary fees provide the revenues in Windsor Advantage™. Interest expense, provisions for credit losses and personnel provide the significant expenses in the commercial bank, cost of loan sales and personnel provide the significant expenses in CBHL, data processing and personnel provide the significant expenses in OpenSky™, and personnel provide the significant expenses in Windsor Advantage™.
Prior to March 31, 2025, the Company disclosed Corporate as a reportable segment. The Company has determined that what was previously deemed the Corporate reportable segment consists of other business activities that are associated with the Commercial Bank and are reflected in the tabular disclosures that follow. It should be noted that such restructuring of the tabular disclosure did not result in any changes to the Company’s revenue and expense allocation methodology. The Company restructured prior period tabular disclosures to achieve appropriate comparability.
Church Street Capital, LLC (“CSCl”) operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards, but command a higher rate of return. At March 31, 2025, CSC had loans totaling $6.7 million with a collectively assessed allowance for credit losses (“ACL”) of $184 thousand. Refer to Note 5 - “Portfolio Loans Receivable and Allowance for Credit Losses” to the “Notes to Unaudited Consolidated Financial Statements” for further discussion of the consolidated ACL. The operations of CSC are included within the Commercial Bank segment performance.
Accounting policies for segments are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Segment performance is evaluated using income (loss) before taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value.
The following schedules reported internally for performance assessment by the chief operating

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

decision maker presents financial information for each reportable segment at and for the three months ended March 31, 2025 and 2024.

For the Three Months Ended March 31, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$48,164	$14,444	$—	$152	$62,760
Interest expense	16,649	—	—	64	16,713
Net interest income	31,515	14,444	—	88	46,047
Provision for credit losses	446	1,800	—	—	2,246
Net interest income after provision	31,069	12,644	—	88	43,801
Noninterest income
Service charges on deposits	258	—	—	—	258
Credit card fees	—	3,722	—	—	3,722
Mortgage banking revenue	263	—	—	1,568	1,831
Government lending revenue	1,096	—	—	—	1,096
Government loan servicing revenue(1)	(1,038)	—	4,606	—	3,568
Loan servicing rights (government guaranteed)	472	—	—	—	472
Other income	1,423	11	—	168	1,602
Total noninterest income	2,474	3,733	4,606	1,736	12,549
Noninterest expenses
Salaries and employee benefits	10,626	3,345	2,406	1,690	18,067
Occupancy and equipment	1,577	488	711	134	2,910
Professional fees	1,151	591	120	250	2,112
Data processing	440	6,582	53	37	7,112
Advertising	718	874	104	83	1,779
Loan processing	477	19	7	240	743
Foreclosed real estate expenses, net	1	—	—	—	1
Merger-related expenses	1,266	—	—	—	1,266
Operational losses	31	872	—	—	903
Regulatory assessment expenses	865	15	5	4	889
Other operating	1,408	516	254	93	2,271
Total noninterest expenses	18,560	13,302	3,660	2,531	38,053
Net income (loss) before taxes	$14,983	$3,075	$946	$(707)	$18,297

Total assets	$3,192,327	$119,636	$23,750	$14,092	$3,349,805
(1) Gross government loan servicing revenue totaled $4.6 million, including $1.0 million of Commercial Bank related servicing fees, during 1Q 2025.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Three Months Ended March 31, 2024
(in thousands)	Commercial Bank	OpenSky™	CBHL	Consolidated
Interest income	$33,365	$14,921	$83	$48,369
Interest expense	13,320	—	41	13,361
Net interest income	20,045	14,921	42	35,008
Provision for credit losses	1,168	1,559	—	2,727
Provision for credit losses on unfunded commitments	142	—	—	142
Net interest income after provision	18,735	13,362	42	32,139
Noninterest income
Service charges on deposits	207		—	207
Credit card fees	—	3,881	—	3,881
Mortgage banking revenue	288	—	1,165	1,453
Other income	210	34	187	431
Total noninterest income	705	3,915	1,352	5,972
Noninterest expense
Salaries and employee benefits	8,709	2,812	1,386	12,907
Occupancy and equipment	1,044	434	135	1,613
Professional fees	801	941	205	1,947
Data processing	316	6,407	38	6,761
Advertising	382	1,592	58	2,032
Loan processing	159	13	199	371
Merger-related expenses	712	—	—	712
Regulatory assessment expenses	473	—	—	473
Other operating	1,187	1,400	84	2,671
Total noninterest expenses	13,783	13,599	2,105	29,487
Net income (loss) before taxes	$5,657	$3,678	$(711)	$8,624

Total assets	$2,208,135	$105,318	$10,785	$2,324,238
Notable items:
–Total assets includes goodwill and intangible assets of $24.1 million at the Commercial Bank and $13.9 million within Windsor Advantage™ at March 31, 2025.
–Commercial Bank’s return on assets of 1.90% and 1.03% for the three months ended March 31, 2025 and 2024, respectively, is calculated by dividing net income before taxes by total assets.
–Commercial Bank’s efficiency ratio of 54.6% and 66.4% for the three months ended March 31, 2025 and 2024, respectively, is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).
–Windsor Advantage’s™ service charge revenues from Windsor™ customers, included within noninterest income, totaled $4.6 million, including $1.0 million of Capital Bank related servicing fees, for the three months ended March 31, 2025.

Note 10 - Subsequent Events
In April 2025, the Company’s Board of Directors declared a $0.10 per share dividend, payable on May 28, 2025 to shareholders of record on May 12, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Capital” refer to Capital Bancorp, Inc. and its wholly owned subsidiaries, Capital Bank, N.A., which we sometimes refer to as “Capital Bank,” “the Bank” or “our Bank,” Church Street Capital, LLC, which we refer to as “Church Street Capital” or “CSC” and Windsor Advantage, LLC™, which we refer to as “Windsor Advantage, LLC™”.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.
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
•the concentration of our business in certain geographies and the effect of changes in economic, political and environmental conditions in those markets, including proposed reductions in the federal workforce and a decline in federal government spending;
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
•the effect of acquisitions we have undertaken, such as our recent acquisition of Integrated Financial Holdings, Inc. (“IFH”), including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations, including the planned growth of Windsor Advantage™;
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

•changes in Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) U.S. government guaranteed lending rules, regulations, loan and lease products and funding limits, including specifically the SBA Section 7(a) program, as well as changes in SBA or USDA standard operating procedures, all of which could impact our ability to originate these types of loans within Capital Bank, N.A. or the servicing, processing and packaging by Windsor Advantage™ of such loans on behalf of others;
•changes in the value of collateral securing our loans;
•operational risks associated with our business;
•the adequacy of our risk management framework;
•our dependence on our information technology and telecommunications systems, including third party vendors, and the potential for any data privacy incidents or other systems failures, interruptions, or security breaches and risks related to the development and use of artificial intelligence;
•our ability to develop and use technologies to provide products and services that will satisfy customer demands;
•potential exposure to fraud, negligence, computer theft and cyber crime;
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
•changes to local rent control laws, which may impact the credit quality of multifamily housing loans; and
•our involvement from time to time in legal proceedings, examinations and remedial actions by regulators.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs and expectations, if a change occurs or our beliefs, assumptions or expectations were incorrect, our business, financial condition, liquidity and/or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024 and those referenced herein and in other reports on file with the Securities and Exchange Commission (“SEC”).

You should keep in mind that any forward-looking statement made by us speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, and disclaim any obligation to, update or revise any industry information or forward-looking statements after the date on which they are made. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not reflect actual results and may prove unreliable.
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
The Company’s critical accounting policies and reporting estimates are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Part II. Item 8 "Financial Statements and Supplementary Data" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly-owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington, D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland, received its charter in 1999 and began operations the same year. We serve businesses, not-for-profit associations, entrepreneurs and others throughout the Washington, D.C., Baltimore, other Maryland metropolitan areas, Florida, Illinois and North Carolina through seven commercial bank branches, one mortgage banking office, three loan production offices, three government loan servicing offices, and one credit card operations office.
On October 1, 2024, the Company completed its acquisition of IFH. IFH merged with and into the Company, with the Company continuing as the surviving corporation in the acquisition. Immediately following the acquisition, West Town Bank & Trust, merged with and into Capital Bank, with Capital Bank as the surviving bank.
The Company currently operates four divisions and reporting segments: Commercial Banking, OpenSky™, Windsor Advantage™, and Capital Bank Home Loans, In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with GAAP, and conform to general practices within the banking industry.
Our Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations, supplemented by lending outside of our primary market, and nationwide deposit verticals. Additionally, the commercial bank engages in government-guaranteed lending on a national basis. Capital Bank Home Loans and OpenSky™ both leverage Capital Bank’s national banking charter to operate national consumer business lines. Capital Bank Home Loans acts as our residential mortgage origination platform and OpenSky™ provides nationwide, digitally-originated and served, secured, partially-secured, and unsecured credit cards to under-banked populations and those looking to rebuild their credit scores. Windsor Advantage™ generates fee income for the Company through its servicing, processing and packaging of SBA and USDA loans for its financial institution clients.
In addition to its subsidiaries discussed above, Capital Bancorp, Inc. owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose, non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Capital
As of March 31, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
Results of Operations
Non-GAAP Financial Measures
This report contains non-GAAP financial measures denoted throughout our MD&A by reference to “non-GAAP.” We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and to make day-to-day operating decisions. In addition, we believe our non-GAAP results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of non-GAAP results increases comparability of period-to-period results.
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

Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2025	2024	% Change
(in thousands)
Interest income	$62,760	$48,369	29.8%
Interest expense	16,713	13,361	25.1%
Net interest income	46,047	35,008	31.5%
Provision for credit losses	2,246	2,727	(17.6)%
Provision for credit losses on unfunded commitments	—	142	(100.0)%
Net interest income after provision for credit losses	43,801	32,139	36.3%
Noninterest income	12,549	5,972	110.1%
Noninterest expenses	38,053	29,487	29.1%
Net income before income taxes	18,297	8,624	112.2%
Income tax expense	4,365	2,062	111.7%
Net income	$13,932	$6,562	112.3%
Net income for the three months ended March 31, 2025 was $13.9 million, compared to net income of $6.6 million for the same period in 2024, a 112.3% increase. Net income, as adjusted to exclude the impact of merger-related expenses (non-GAAP, excluding merger-related expenses), was $14.9 million for the three months ended March 31, 2025. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Net interest income increased by $11.0 million, or 31.5%, to $46.0 million when comparing the three months ended March 31, 2025 to the three months ended March 31, 2024, primarily driven by organic growth and the acquisition of IFH.
The provision for credit losses for the three months ended March 31, 2025 was $2.2 million, a decrease of $0.5 million from the same period in 2024. Net charge-offs for the three months ended March 31, 2025 were $2.4 million, or 0.38% on an annualized basis of average portfolio loans, compared to $2.0 million, or 0.41% on an annualized basis of average loans for the same period in 2024. Of the $2.4 million in net charge-offs during the quarter, $0.9 million related to secured and partially secured credit cards and $1.4 million related to unsecured credit cards. Further, $0.1 million of net charge-offs were related to commercial and industrial loans.
For the three months ended March 31, 2025, noninterest income of $12.5 million increased $6.6 million, or 110.1%, from the same period in 2024, primarily due to the contributions made by the businesses IFH brought to the merged entity. Mortgage banking revenue of $1.8 million increased $0.4 million primarily due to an increase in home loan sales while credit card fees of $3.7 million decreased $0.2 million from lower interchange and other fee income recognized compared to the same period in the prior year.
Noninterest expense was $38.1 million for the three months ended March 31, 2025, as compared to $29.5 million for the three months ended March 31, 2024. The change included increases in salaries and employee benefits expenses of $5.2 million, occupancy and equipment expenses of $1.3 million, merger-related expenses of $0.6 million, other operating expense of $0.5 million, regulatory assessment expenses of $0.4 million, loan processing expenses of $0.4 million, data processing expense of $0.4 million and professional fees of $0.2 million. Offsetting decreases included advertising expenses of $0.3 million and operational losses of $28.0 thousand .

Net Interest Income and Net Margin Analysis
Net interest income is our largest component of revenue and the driver of net income. Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the three months ended March 31, 2025 and 2024. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$203,053	$2,138	4.27%	$84,531	$1,049	4.99%
Federal funds sold	58	1	6.99	56	1	7.18
Investment securities available-for-sale	235,605	1,861	3.20	233,231	1,251	2.16
Restricted investments	5,761	69	4.86	4,601	77	6.73
Loans held for sale	9,356	238	10.32	4,872	83	6.85
Portfolio loans receivable(2)(3)	2,634,110	58,453	9.00	1,927,372	45,908	9.58
Total interest earning assets	3,087,943	62,760	8.24	2,254,663	48,369	8.63
Noninterest earning assets	134,021			44,571
Total assets	$3,221,964			$2,299,234

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$242,355	$368	0.62%	$183,217	$110	0.24%
Savings	13,204	18	0.55	4,841	1	0.08
Money market accounts	869,978	7,399	3.45	682,414	7,136	4.21
Time deposits	859,729	8,727	4.12	449,963	5,586	4.99
Borrowed funds	34,062	201	2.39	58,963	528	3.60
Total interest-bearing liabilities	2,019,328	16,713	3.36	1,379,398	13,361	3.90
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	56,503			23,820
Noninterest-bearing deposits	783,018			637,124
Stockholders’ equity	363,115			258,892
Total liabilities and stockholders’ equity	$3,221,964			$2,299,234

Net interest spread			4.88%			4.73%
Net interest income		$46,047			$35,008
Net interest margin(4)			6.05%			6.24%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended March 31, 2025 and 2024, collectively, portfolio loans yield excluding credit card loans was 7.14% and 6.96%, respectively.
(4)For the three months ended March 31, 2025 and 2024, collectively, credit card loans accounted for 169 and 239 basis points of the reported net interest margin, respectively.

The net interest margin decreased 19 basis points to 6.05% for the three months ended March 31, 2025 from the same period in 2024 due to the acquisition of commercial loans from IFH, diluting the impact from OpenSkyTM. Commercial Bank net interest margin (non-GAAP) increased to 4.32% for the three months ended March 31, 2025, compared to 3.77% for the same period in 2024. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the three months ended March 31, 2025, average interest earning assets increased $833.3 million, or 37.0%, to $3.1 billion as compared to the same period in 2024, and the average yield on interest earning assets decreased to 8.24%, a 39 basis point decrease from 8.63%. Compared to the same period in the prior year, average interest-bearing liabilities increased $639.9 million, or 46.4%, and the average cost of interest-bearing liabilities decreased to 3.36%, a 54 basis point decrease from 3.90%.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31, 2025
	Compared to
	March 31, 2024
	Change Due To		Interest Variance
(in thousands)	Volume	Rate
Interest Income:
Interest-bearing deposits	$1,239	$(150)	$1,089
Investment securities available-for-sale	19	591	610
Restricted investments	14	(22)	(8)
Loans held for sale	113	42	155
Portfolio loans receivable excluding credit card loans	12,050	804	12,854
Credit card loans	979	(1,288)	(309)
Total interest income	14,414	(23)	14,391

Interest Expense:
Interest-bearing demand accounts	90	168	258
Savings	11	6	17
Money market accounts	1,538	(1,275)	263
Time deposits	4,104	(963)	3,141
Borrowed funds	(146)	(181)	(327)
Total interest expense	5,597	(2,245)	3,352
Net interest income	$8,817	$2,222	$11,039

When comparing the three months ended March 31, 2025 to the three months ended March 31, 2024, the largest positive impact to total interest income was the growth in interest earning assets, from organic growth and the IFH acquisition. Growth (change due to volume) in the loan portfolio, excluding credit card loans, contributed $12.1 million to the increase in interest income. The variance in interest expense year over year was primarily impacted by organic growth in interest-bearing liabilities, and the IFH acquisition. Growth in interest bearing liabilities contributed $5.6 million to increased interest expense, while decreased rates contributed a reduction of $2.2 million of interest expense.

Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. For a description of the factors taken into account by our management in determining the ACL, see Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
For the three months ended March 31, 2025, the provision for credit losses was $2.2 million, a decrease of $0.5 million from the same period in 2024, primarily from a lower commercial loan portfolio provision of $0.7 million, offset by a slightly higher provision for OpenSky of $0.2 million. Net charge-offs for the three months ended March 31, 2025 were $2.4 million, or 0.38% on an annualized basis of average portfolio loans, compared to $2.0 million, or 0.41% on an annualized basis of average portfolio loans for the same period in 2024. Of the $2.4 million in net charge-offs during the quarter, $0.9 million related to secured and partially secured credit cards and $1.4 million related to unsecured credit cards. Further, $0.1 million of net charge-offs were related to commercial and industrial loans.
The ACL as a percent of portfolio loans was 1.81% at March 31, 2025 as compared to 1.85% at December 31, 2024. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at March 31, 2025 in “Financial Condition - Allowance for Credit Losses.”
Noninterest Income
Our primary source of recurring noninterest income are credit card fees, such as interchange fees and statement fees, mortgage banking revenue and Windsor Advantage™ fee income in connection with its servicing, processing and packaging of SBA and USDA loans for its financial institution clients. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2025	2024	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$258	$207	24.6%
Credit card fees	3,722	3,881	(4.1)
Mortgage banking revenue	1,831	1,453	26.0
Government lending revenue	1,096	—
Government loan servicing and packaging revenue	3,568	—
Loan servicing rights (government guaranteed)	472	—
Other income	1,602	431	271.7
Total noninterest income	$12,549	$5,972	110.1%
For the three months ended March 31, 2025, noninterest income of $12.5 million increased $6.6 million, or 110.1%, from the same period in 2024 primarily due to contributions from the IFH acquisition. Government loan servicing revenue (Windsor Advantage™) totaled $3.6 million net of intercompany charges, government lending revenue (gain on sale) totaled $1.1 million, and revenue from loan servicing rights totaled $0.5 million.
For the three months ended March 31, 2025, credit card fees of $3.7 million declined by $0.2 million as compared to the three months ended March 31, 2024, primarily related to lower interchange and other fee income.
The Bank’s Capital Bank Home Loans (“CBHL”) division experienced an increase of 26.4% in mortgage originations during the three months ended March 31, 2025 when compared to the same period in the prior year. Origination volumes increased $13.7 million, to $65.8 million, in the first quarter of 2025, when compared to $52.1 million in the first quarter of 2024. The gain on sale margin of 3.07% was the same for the three months ended March 31, 2025 and the three months ended March 31, 2024. Mortgage banking revenue of $1.8 million increased $0.4 million for the three months ended March 31, 2025 due to an increase in salable originations as compared to the prior year.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $2.3 million and $2.3 million at March 31, 2025 and December 31, 2024, respectively. The Bank did not repurchase any loans during the three months ended March 31, 2025 or 2024. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2025	2024	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$18,067	$12,907	40.0%
Occupancy and equipment	2,910	1,613	80.4
Professional fees	2,112	1,947	8.5
Data processing	7,112	6,761	5.2
Advertising	1,779	2,032	(12.5)
Loan processing	743	371	100.3
Foreclosed real estate expenses, net	1	1	—
Merger-related expenses	1,266	712	77.8
Operational losses	903	931	(3.0)
Regulatory assessment expenses	889	473	87.9
Other operating	2,271	1,739	30.6
Total noninterest expense	$38,053	$29,487	29.1
Noninterest expense was $38.1 million for the three months ended March 31, 2025, as compared to $29.5 million for the three months ended March 31, 2024, an increase of $8.6 million. The change includes increases in salaries and employee benefits expenses of $5.2 million, occupancy and equipment expenses of $1.3 million, merger-related expenses of $0.6 million, other operating expenses of $0.5 million, regulatory assessment expenses of $0.4 million, loan processing expenses of $0.4 million, data processing expense of $0.4 million and professional fees of $0.2 million. Offsetting decreases include advertising expenses of $0.3 million and operational losses of $28.0 thousand .
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
Income tax expense was $4.4 million for the three months ended March 31, 2025 compared to $2.1 million for the same period in 2024. Our effective tax rate was 23.9% for the three months ended March 31, 2025 and for the three months ended March 31, 2024.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands, except per share data)	March 31, 2025	December 31, 2024	$ Change	% Change
Total assets	$3,349,805	$3,206,911	$142,894	4.5%
Investment securities available-for-sale	213,452	223,630	(10,178)	(4.6)
Mortgage loans held for sale	34,656	21,270	13,386	62.9
Portfolio loans receivable, net of deferred fees and costs	2,678,406	2,630,163	48,243	1.8
Allowance for credit losses	48,454	48,652	(198)	(0.4)
Deposits	2,891,333	2,761,939	129,394	4.7
FHLB borrowings	22,000	22,000	—	—
Other borrowed funds	12,062	12,062	—	—
Total stockholders’ equity	369,577	355,139	14,438	4.1
Tangible common equity (1)	329,936	318,196	11,740	3.7
Equity to total assets at end of period	11.03%	11.07%		(0.4)
Weighted average number of basic shares outstanding, YTD	16,666	14,584		14.3
Weighted average number of diluted shares outstanding, YTD	16,925	14,640		15.6
Common shares outstanding	16,657	16,663		0.0
Book value per share	$22.19	$21.31		4.1
Tangible book value per share (1)	19.81	19.10		3.7
Dividends per share, YTD	0.10	0.36
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at March 31, 2025 increased $142.9 million from the balance at December 31, 2024. Net portfolio loans, which exclude mortgage loans held for sale, totaled $2.7 billion as of March 31, 2025, an increase of $48.2 million, or 1.8%, from $2.6 billion at December 31, 2024. Mortgage loans held for sale increased $13.4 million, or 62.9%, when comparing the period end balances at March 31, 2025 to December 31, 2024.
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
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at March 31, 2025 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
March 31, 2025	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S. Treasuries	$10,000	2.68%	$96,106	1.57%	$20,674	1.48%	$—	—%	$126,780	$118,787	1.64%
Municipal	—	—	908	4.84	6,272	4.45	4,518	1.95	11,698	9,550	3.51
Corporate	—	—	—	—	5,000	4.31	—	—	5,000	4,711	4.31
Asset-backed securities	—	—	—	—	—	—	5,391	5.69	5,391	5,414	5.69
Mortgage-backed securities	5,892	4.91	37,813	3.98	542	2.99	32,450	4.89	76,697	74,990	4.43
Total	$15,892	3.51%	$134,827	2.27%	$32,488	2.51%	$42,359	4.68%	$225,566	$213,452	2.87%
As described in Note 3 - “Investment Securities” in the “Notes to Unaudited Consolidated Financial Statements,” at March 31, 2025, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at March 31, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of March 31, 2025 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 82% of the portfolio; AA+ – 8%; AA – 10%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of March 31, 2025.
Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consist of loans secured by real estate as well as commercial business loans, credit card loans secured by corresponding deposits at the Bank and, to a limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied commercial real estate loans, residential construction loans and commercial business and investment loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our credit card portfolio supplements our traditional lending products with enhanced yields. Our traditional commercial real estate and commercial and industrial lending are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $3.5 million as of March 31, 2025 and $3.1 million as of December 31, 2024, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $23.2 million as of March 31, 2025 and $28.6 million as of December 31, 2024, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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

Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $81.3 million and $87.2 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of March 31, 2025 and December 31, 2024, respectively. Unsecured balances were $39.0 million and $42.4 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. Acquired loans, including those acquired in a business combination, are evaluated to determine if they have experienced more-than-insignificant deterioration in credit quality since origination. When the condition exists, these loans are referred to as purchased credit deteriorated (“PCD”). An allowance is recognized for a PCD loan by adding it to the purchase price or fair value in a business combination. There is no provision for credit losses recognized upon acquisition of a PCD loan since the initial allowance is established through purchase accounting. After initial recognition, the accounting for a PCD loan follows the credit loss model that applies to the loan category. Purchased financial loans that do not have a more-than-significant deterioration in credit quality since origination are accounted for in a manner consistent with originated loans. An allowance for credit losses is recorded with a corresponding charge to provision for credit losses. Subsequent to the acquisition date, the methods utilized to estimate the required ACL for these loans is similar to the method used for organically originated loans. There were no loans purchased with credit deterioration during the three months ended March 31, 2025 or the three months ended March 31, 2024.

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

	As of March 31, 2025
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$139,441	$258,177	$64,402	$231,577	$693,597
Commercial	210,755	404,102	276,519	40,299	931,675
Construction	302,398	37,325	3,557	—	343,280
Commercial and Industrial	235,747	109,701	127,782	121,101	594,331
Credit card	118,709	—	—	—	118,709
Other consumer	734	242	1,224	—	2,200
Total portfolio loans, gross	$1,007,784	$809,547	$473,484	$392,977	$2,683,792

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$368,233	$185,923	$554,156
Commercial			429,097	291,823	720,920
Construction			4,792	36,090	40,882
Commercial and Industrial			105,963	252,621	358,584
Other consumer			243	1,223	1,466
Total portfolio loans, gross			$908,328	$767,680	$1,676,008
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of March 31, 2025
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$184,100	$1,509	54.8%	Not Applicable	6.9%

Retail	$154,614	$1,546	47.1%	31.9%	5.8%
Mixed use	132,535	1,506	55.1%	27.4%	4.9%
Hotel	69,107	4,319	51.8%	14.3%	2.6%
Industrial	64,835	1,063	51.6%	13.4%	2.4%
Office	23,240	894	50.8%	4.8%	0.9%
Other(2)	40,068	1,336	54.9%	8.2%	1.5%
Total non-owner-occupied commercial real estate loans	$484,399	$1,509	51.4%	100.0%	18.0%
Total portfolio loans, gross	$2,683,792
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of March 31, 2025
(in thousands)	2025	2026	2027	2028	2029 and Onwards	Total
Loan type:
Multi-family	$8,865	$16,903	$20,631	$39,416	$42,712	$128,527

Retail	$15,152	$10,879	$19,054	$2,116	$41,262	$88,463
Mixed use	7,127	22,863	9,419	4,854	18,430	62,693
Industrial	7,989	8,053	8,172	1,853	15,862	41,929
Hotel	351	—	—	—	21,964	22,315
Office	3,286	524	2,937	167	10,172	17,086
Other	6,383	4,695	6,731	—	3,581	21,390
Total fixed rate non-owner-occupied commercial real estate loans	$40,288	$47,014	$46,313	$8,990	$111,271	$253,876
Owner-occupied commercial real estate loans

	As of March 31, 2025
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$110,328	$1,254	54.8%	26.2%	4.1%
Office	48,447	629	55.7%	11.5%	1.8%
Retail	43,573	650	59.9%	10.4%	1.6%
Mixed use	15,846	932	57.7%	3.8%	0.6%
Other(3)	202,449	1,569	57.2%	48.1%	7.5%
Total owner-occupied commercial real estate loans	$420,643	$1,113	56.7%	100.0%	15.7%
Total portfolio loans, gross	$2,683,792

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of March 31, 2025
(in thousands)	2025	2026	2027	2028	2029 and Onwards	Total
Loan type:
Industrial	$1,238	$9,856	$7,151	$7,030	$39,651	$64,926
Office	2,519	745	2,188	2,429	25,485	33,366
Retail	2,684	592	3,725	10,222	16,842	34,065
Mixed use	—	1,087	885	685	9,837	12,494
Other	20,275	25,863	10,148	2,096	45,421	103,803
Total fixed rate owner-occupied commercial real estate loans	$26,716	$38,143	$24,097	$22,462	$137,236	$248,654
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include a land loan of $12.4 million, skilled nursing loans of $9.9 million, special purpose loans of $9.7 million, and other loans of $8.0 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $89.7 million, skilled nursing loans of $58.9 million, and other loans of $53.9 million.

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
Loans that are deemed special mention, substandard, doubtful or loss are listed in the Bank’s Problem Loan Status Report. The Problem Loan Status Report provides a detailed summary of the borrower and guarantor status, loan accrual status and collateral evaluation and it includes a description of the planned collection and administration program designed to mitigate the Bank’s risk of loss and remove the loan from problem status. The Special Asset Committee reviews the Problem Loan Status Report on a quarterly basis for borrowers with an overall loan exposure in excess of $250,000.
At March 31, 2025, the recorded investment in individually assessed loans was $46.6 million, requiring a specific reserve of $10.1 million. At December 31, 2024, the recorded investment in individually assessed loans was $34.9 million, requiring a specific reserve of $9.3 million. The $34.9 million of individually assessed loans at December 31, 2024 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2024.
Allowance for Credit Losses (“ACL”)
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
We continue to monitor the unique economic environment in the DMV area with regard to the impact on our customers and credit risk. Management believes that the current ACL coverage ratio captures currently forecasted economic conditions and management’s assessment of the economic forecast through qualitative factors.
A major consideration in the determination of the ACL on the credit card portfolio is based on historical loss experience in that portfolio. The Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured and unsecured.

The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Real estate:
Residential	0.91%	1.01%	1.35%	1.26%	68%	80%
Commercial	1.85	1.70	2.30	1.52	81	112
Construction	0.95	0.93	1.24	1.34	76	69
Commercial and Industrial	2.64	2.95	1.32	0.54	200	552
Credit card	4.97	4.93	—	—	—	—
Other consumer	0.27	0.72	—	—	—	—
Total	1.81%	1.85%	1.60%	1.15%	113%	161%

Total charge-offs for the three months ended March 31, 2025 and for the same period in 2024 were primarily comprised of credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three Months Ended March 31,
	2025			2024
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$—	$688,528	—%	$225	$572,665	—%
Commercial	—	920,894	—	—	706,880	—
Construction	—	322,270	—	—	295,836	—
Commercial and Industrial	147	580,372	0.10	98	238,514	0.17
Credit card	2,297	118,723	7.85	1,664	110,483	6.06
Other consumer	—	3,323	—	—	2,994	—
Total	$2,444	$2,634,110	0.38%	$1,987	$1,927,372	0.41%
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
Although we believe we have established our ACL in accordance with GAAP and that the ACL is currently adequate to provide for known and inherent losses in the portfolio, future provisions for credit losses will be subject to ongoing evaluations of the risks in our loan portfolio.
The following table shows the allocation of the ACL among loan categories as of the dates indicated. The total allowance is available to absorb losses from any loan category.

	March 31, 2025		December 31, 2024
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$6,331	13%	$6,945	14%
Commercial	17,270	36%	16,041	33%
Construction	3,261	7%	2,973	6%
Commercial and Industrial	15,688	32%	16,377	33%
Credit card	5,898	12%	6,301	14%
Other consumer	6	—%	15	—%
Total allowance for credit losses	$48,454	100%	$48,652	100%
_______________
(1)Loan category as a percentage of total portfolio loans.

Total Liabilities
Total liabilities at March 31, 2025 increased $128.5 million from December 31, 2024, primarily due to growth in the deposit portfolio of $129.4 million.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial and business banking officers. Our credit card customers are a significant source of low cost deposits. As of March 31, 2025 and December 31, 2024, our credit card customers accounted for $168.8 million and $166.4 million, or 20.8% and 20.5%, respectively, of our total noninterest-bearing deposit balances.
Major categories of interest-bearing deposits are as follows:

Interest-Bearing Deposits
(in thousands)	March 31, 2025	December 31, 2024
Interest-bearing demand accounts	$296,455	$238,881
Savings	12,819	13,488
Money markets	912,418	816,708
Customer time deposits	549,630	548,901
Brokered time deposits	307,787	333,033
Total Interest-bearing deposits	$2,079,109	$1,951,011
The Company had $307.8 million in brokered deposits at March 31, 2025 compared to $333.0 million at December 31, 2024.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of March 31, 2025, these concentrations represented 6% and 13% of deposits, respectively. As of December 31, 2024, these deposits represented 6% and 11% of deposits, respectively.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2025		For the Year Ended December 31, 2024
(in thousands)	Average Balance	Average Rate(1)	Average Balance	Average Rate
Interest-bearing demand accounts	$242,355	0.62%	$221,437	0.45%
Savings	13,204	0.55	6,732	0.40
Money market accounts	869,978	3.45	704,002	4.08
Time deposits	859,729	4.12	561,369	4.70
Total interest-bearing deposits	1,985,266	3.37	1,493,540	3.76
Noninterest-bearing demand accounts	783,018		675,360
Total deposits	$2,768,284	2.42%	$2,168,900	2.59%
_____________
(1)    Annualized.

Deposit costs decreased 17 basis points during the three months ended March 31, 2025 primarily driven by a lower interest rate environment.
Noninterest-bearing deposits represented 28.1% of total deposits at March 31, 2025 compared to 29.4% at December 31, 2024. Insured and protected deposits were approximately $2.0 billion as of March 31, 2025, representing 70.4% of the Company’s deposit portfolio. The insured and protected amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table presents the maturities of our certificates of deposit as of March 31, 2025.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$52,857	$65,449	$116,910	$8,447	$243,663
Less than $250,000	244,798	107,967	125,466	135,523	613,754
Total	$297,655	$173,416	$242,376	$143,970	$857,417
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Total borrowings of $34.1 million at March 31, 2025 remained the same compared to December 31, 2024.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2025, approximately $785.5 million in real estate loans were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $531.7 million. As of March 31, 2025, no investment securities were pledged with the FHLB. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of March 31, 2025, we had $22.0 million in outstanding advances and $509.7 million in available borrowing capacity from the FHLB.

Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At March 31, 2025, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At March 31, 2025, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of March 31, 2025, the rate for the Floating Rate Debentures was 6.43%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $115.7 million as of March 31, 2025. Certain investment securities and commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). As of March 31, 2024, participation in the BTFP had concluded and the Company had no outstanding balances under the BTFP at March 31, 2024.
Other Borrowings. The Company also has available lines of credit of $76.0 million with other correspondent banks at March 31, 2025, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at March 31, 2025.
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
As of March 31, 2025, we had $509.7 million of available borrowing capacity from the FHLB, $115.7 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program from certain pledged investment securities and commercial loans under this arrangement and available lines of credit of $76.0 million with other correspondent banks. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $119.5 million at March 31, 2025. Cash and cash equivalents were $294.0 million at March 31, 2025.
Capital Resources
Stockholders’ equity increased $14.4 million for the period ended March 31, 2025 compared to December 31, 2024 largely due to net income of $13.9 million for the three months ended March 31, 2025. Shares repurchased and retired for the three months ended March 31, 2025, as part of the Company’s stock repurchase program, totaled 22,185 shares at an average price of $27.85, for a total cost of $0.6 million including commissions.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $9.2 million at March 31, 2025 and $11.5 million at December 31, 2024. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 4 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available-for-sale for credit losses at March 31, 2025.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 9.94% at March 31, 2025 and 11.07% at December 31, 2024.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "Risks Related to Our Operations and the Regulation of Our Industry” in Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2024.
As of March 31, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$344,298	10.68%	$128,955	4.00%	$161,193	5.00%
Tier 1 capital (to risk-weighted assets)	344,298	13.32	155,047	6.00	206,730	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	342,236	13.24	116,286	4.50	167,968	6.50
Total capital ratio (to risk-weighted assets)	386,813	14.97	206,730	8.00	258,412	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$293,705	9.27%	$126,764	4.00%	$158,455	5.00%
Tier 1 capital (to risk-weighted assets)	293,705	11.67	151,020	6.00	201,360	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	293,705	11.67	113,265	4.50	163,605	6.50
Total capital ratio (to risk-weighted assets)	325,384	12.93	201,360	8.00	251,700	10.00

December 31, 2024
The Company
Tier 1 leverage ratio (to average assets)	$346,840	11.07%	$125,348	4.00%	$156,685	5.00%
Tier 1 capital (to risk-weighted assets)	346,840	13.83	150,512	6.00	200,683	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	344,778	13.74	112,884	4.50	163,055	6.50
Total capital ratio (to risk-weighted assets)	388,425	15.48	200,683	8.00	250,853	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$283,828	9.17%	$123,818	4.00%	$154,772	5.00%
Tier 1 capital (to risk-weighted assets)	281,563	11.54	146,451	6.00	195,268	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	281,563	11.54	109,838	4.50	158,655	6.50
Total capital ratio (to risk-weighted assets)	312,304	12.79	195,268	8.00	244,085	10.00

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

	As of March 31, 2025	As of December 31, 2024
(in thousands)
Unfunded lines of credit	$403,208	$403,029
Letters of credit	3,122	3,122
Commitment to fund other investments	2,714	2,714
Total credit extension commitments	$409,044	$408,865
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
Impact of Inflation
The consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.
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

Core Earnings Metrics	Three Months Ended
(in thousands, except per share data)	March 31, 2025	March 31, 2024

Net Income	$13,932	$6,562
Add: Merger-Related Expenses, net of tax	964	538
Core Net Income	$14,896	$7,100

Weighted average common shares - Diluted	16,925	13,919
Earnings per share - Diluted	$0.82	$0.47
Core Earnings per share - Diluted	$0.88	$0.51

Average Assets	$3,221,964	$2,299,234
Return on Average Assets(1)	1.75%	1.15%
Core Return on Average Assets(1)	1.87%	1.24%

Average Equity	$363,115	$258,892
Return on Average Equity(1)	15.56%	10.19%
Core Return on Average Equity(1)	16.64%	11.03%

Net Interest Income (a)	$46,047	$35,008
Noninterest Income	12,549	5,972
Total Revenue	$58,596	$40,980
Noninterest Expense	38,053	$29,487
Efficiency Ratio(2)	64.94%	71.95%

Noninterest Income	$12,549	$5,972
Core Noninterest Income (b)	12,549	5,972
Core Revenue (a) + (b)	$58,596	$40,980

Noninterest Expense	$38,053	$29,487
Less: Merger-Related Expenses	1,266	712
Core Noninterest Expense	$36,787	$28,775
Core Efficiency Ratio (2)	62.78%	70.22%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Commercial Bank Net Interest Margin	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024

Commercial Bank Net Interest Income	$31,515	$20,045
Average Interest Earning Assets	3,087,943	2,254,663
Less: Average Non-Commercial Bank Interest Earning Assets	128,278	116,197
Average Commercial Bank Interest Earning Assets	$2,959,665	$2,138,466
Commercial Bank Net Interest Margin	4.32%	3.77%

Commercial Bank Portfolio Loans Receivable Yield	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024

Portfolio Loans Receivable Interest Income	$58,453	$45,908
Less: Credit Card Loan Income	14,148	14,457
Commercial Bank Portfolio Loans Receivable Interest Income	$44,305	$31,451
Average Portfolio Loans Receivable	2,634,110	1,927,372
Less: Average Credit Card Loans	118,723	110,483
Total Commercial Bank Average Portfolio Loans Receivable	$2,515,387	$1,816,889
Commercial Bank Portfolio Loans Receivable Yield	7.14%	6.96%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024

Net Income	$13,932	$6,562
Add: Income Tax Expense	4,365	2,062
Add: Provision for Credit Losses	2,246	2,727
Add: Provision for Credit Losses on Unfunded Commitments	—	142
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$20,543	$11,493

Core PPNR	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024

Net Income	$13,932	$6,562
Add: Income Tax Expense	4,365	2,062
Add: Provision for Credit Losses	2,246	2,727
Add: Provision for Credit Losses on Unfunded Commitments	—	142
Add: Merger-Related Expenses	1,266	712
Core PPNR	$21,809	$12,205

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	March 31, 2025	December 31, 2024

Allowance for Credit Losses	$48,454	$48,652
Total Portfolio Loans	2,678,406	2,630,163
Allowance for Credit Losses to Total Portfolio Loans	1.81%	1.85%

Commercial Bank Allowance for Credit Losses to Commercial Bank Portfolio Loans
(in thousands)	March 31, 2025	December 31, 2024

Allowance for Credit Losses	$48,454	$48,652
Less: Credit Card Allowance for Credit Losses	5,905	6,402
Commercial Bank Allowance for Credit Losses	42,549	42,250
Total Portfolio Loans	2,678,406	2,630,163
Less: Gross Credit Card Loans	115,991	122,928
Commercial Bank Portfolio Loans	2,562,415	2,507,235
Commercial Bank Allowance for Credit Losses to Total Portfolio Loans	1.67%	1.70%

Nonperforming Assets to Total Assets
(in thousands)	March 31, 2025	December 31, 2024

Total Nonperforming Assets	$42,934	$30,241
Total Assets	3,349,805	3,206,911
Nonperforming Assets to Total Assets	1.28%	0.94%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	March 31, 2025	December 31, 2024

Total Nonperforming Loans	$42,934	$30,241
Total Portfolio Loans	2,678,406	2,630,163
Nonperforming Loans to Total Portfolio Loans	1.60%	1.15%

Net Charge-Offs to Average Portfolio Loans
(in thousands)	March 31, 2025	December 31, 2024

Total Net Charge-Offs	$2,444	$2,427
Total Average Portfolio Loans	2,634,110	2,592,960
Net Charge-Offs to Average Portfolio Loans, Annualized	0.38%	0.37%

Tangible Book Value per Share
(in thousands, except share and per share data)	March 31, 2025	December 31, 2024

Total Stockholders' Equity	$369,577	$355,139
Less: Preferred Equity	—	—
Less: Intangible Assets	39,641	36,943
Tangible Common Equity	$329,936	$318,196
Period End Shares Outstanding	16,657,168	16,662,626
Tangible Book Value per Share	$19.81	$19.10

Return on Average Tangible Common Equity
(in thousands)	March 31, 2025	March 31, 2024

Net Income	$13,932	$6,562
Add: Intangible Amortization, Net of Tax	199	—
Net Tangible Income	$14,131	$6,562
Average Equity	363,115	258,892
Less: Average Intangible Assets	36,896	—
Net Average Tangible Common Equity	$326,219	$258,892
Return on Average Equity	15.56%	10.19%
Return on Average Tangible Common Equity	17.57%	10.19%

Core Return on Average Tangible Common Equity
(in thousands)	March 31, 2025	March 31, 2024

Net Income, as Adjusted	$14,896	$7,100
Add: Intangible Amortization, Net of Tax	199	—
Core Net Tangible Income	$15,095	$7,100
Core Return on Average Tangible Common Equity	18.77%	11.03%

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

INTEREST SENSITIVITY GAP

March 31, 2025	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$969,251	$205,654	$451,627	$1,626,532	$1,086,530	$2,713,062
Securities	15,454	24,318	40,395	80,167	140,316	220,483
Interest-bearing deposits at other financial institutions	266,092	—	—	266,092	—	266,092
Federal funds sold	59	—	—	59	—	59
Total earning assets	$1,250,856	$229,972	$492,022	$1,972,850	$1,226,846	$3,199,696

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$18,332	$36,664	$164,989	$219,985	$1,001,707	$1,221,692
Time deposits	133,374	164,287	414,770	712,431	144,986	857,417
Total interest-bearing deposits	151,706	200,951	579,759	932,416	1,146,693	2,079,109
FHLB Advances	—	—	—	—	22,000	22,000
Other borrowed funds	—	—	—	—	12,062	12,062
Total interest-bearing liabilities	$151,706	$200,951	$579,759	$932,416	$1,180,755	$2,113,171

Period gap	$1,099,150	$29,021	$(87,737)	$1,040,434	$46,091	$1,086,525
Cumulative gap	1,099,150	1,128,171	1,040,434	1,040,434	1,086,525
Ratio of cumulative gap to total earning assets	34.35%	35.26%	32.52%	32.52%	33.96%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2025:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2025	(11.1)%	(8.6)%	(6.1)%	(3.2)%	0.0%	3.6%	7.1%	10.6%	14.1%
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
The following table illustrates the results of our EVE analysis as of March 31, 2025.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2025	(23.4)%	(13.9)%	(7.3)%	(3.0)%	0.0%	1.9%	2.9%	4.3%	5.5%

Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation did not include an assessment of those disclosure controls and procedures that are involved in, and did not include an assessment of, internal control over financial reporting as it relates to IFH. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter of 2025, management enhanced the Company’s internal controls over business combinations with specific attention to Day 1 accounting controls. The revisions explicitly address the processes required to provide adequate evidence of the review of the controls over the Purchase Accounting workbook, including the calculation of goodwill, and the controls over documentation supporting the identification and establishment of day 1 PCD credit marks. These controls are acquisition related and will be tested if there is a future acquisition.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any legal proceedings which the Company believes will have a material adverse impact on the results of operations or financial condition of the Company.
Item 1A. RISK FACTORS.
There are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 and those referenced in other reports on file with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended March 31, 2025.
On February 21, 2025, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $15 million of its Common Stock, or an aggregate of 483,559 shares of Common Stock. The new stock repurchase program will expire on February 28, 2026, but may be limited or terminated at any time without prior notice.
During the three months ended March 31, 2025, the Company repurchased Common Stock under the stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	$15,000,000
February 1, 2025 to February 28, 2025	—	—	—	15,000,000
March 1, 2025 to March 31, 2025	22,185	27.85	22,185	14,382,077

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), or adopted or terminated any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended March 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: May 9, 2025	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By: /s/ Dominic Canuso
Name: Dominic Canuso
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

