Form 10-Q
period 2025-06-30
Capital Bancorp Inc
filed 2025-08-08
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2025         OR
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

As of August 6, 2025, the Company had 16,583,541 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$26,843	$25,433
Interest-bearing deposits at other financial institutions	247,704	179,841
Federal funds sold	59	58
Total cash and cash equivalents	274,606	205,332
Investment securities available-for-sale	228,923	223,630
Restricted investments	7,043	4,479
Loans held for sale	20,925	21,270
Portfolio loans receivable, net of deferred fees and costs	2,739,808	2,630,163
Less allowance for credit losses	(47,447)	(48,652)
Total portfolio loans held for investment, net	2,692,361	2,581,511
Premises and equipment, net	14,863	15,525
Accrued interest receivable	15,149	16,664
Goodwill	22,478	21,126
Intangible assets	13,668	14,072
Core deposit intangibles	1,627	1,745
Loan servicing assets	2,221	5,511
Deferred tax asset	15,667	16,670
Bank owned life insurance	44,721	43,956
Other assets	34,410	35,420
Total assets	$3,388,662	$3,206,911

Liabilities
Deposits
Noninterest-bearing	$836,979	$810,928
Interest-bearing	2,103,759	1,951,011
Total deposits	2,940,738	2,761,939
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	12,062
Accrued interest payable	8,158	9,393
Other liabilities	25,669	46,378
Total liabilities	3,008,627	2,851,772

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 16,581,990 issued and outstanding at June 30, 2025; 16,662,626 issued and outstanding at December 31, 2024	166	167
Additional paid-in capital	126,888	128,598
Retained earnings	261,093	237,843
Accumulated other comprehensive loss	(8,112)	(11,469)
Total stockholders' equity	380,035	355,139
Total liabilities and stockholders' equity	$3,388,662	$3,206,911

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income
Loans, including fees	$60,810	$48,275	$119,501	$94,266
Investment securities available-for-sale	1,582	1,308	3,443	2,559
Federal funds sold and other	2,194	1,032	4,402	2,159
Total interest income	64,586	50,615	127,346	98,984

Interest expense
Deposits	16,722	13,050	33,234	25,883
Borrowed funds	218	508	419	1,036
Total interest expense	16,940	13,558	33,653	26,919

Net interest income	47,646	37,057	93,693	72,065
Provision for credit losses	4,081	3,417	6,327	6,144
Provision for credit losses on unfunded commitments	—	104	—	246
Net interest income after provision for credit losses	43,565	33,536	87,366	65,675

Noninterest income
Service charges on deposits	262	200	520	407
Credit card fees	4,298	4,330	8,020	8,211
Mortgage banking revenue	1,754	1,990	3,585	3,443
Government lending revenue	3,112	—	4,208	—
Government loan servicing revenue	3,644	—	7,212	—
Loan servicing rights (government guaranteed)	(590)	—	(118)	—
Other income	626	370	2,228	801
Total noninterest income	13,106	6,890	25,655	12,862

Noninterest expenses
Salaries and employee benefits	18,460	13,272	36,527	26,179
Occupancy and equipment	2,995	1,864	5,905	3,477
Professional fees	2,422	1,769	4,534	3,716
Data processing	7,520	6,788	14,632	13,549
Advertising	1,371	2,072	3,150	4,104
Loan processing	979	476	1,722	847
Foreclosed real estate expenses, net	—	—	1	1
Merger-related expenses	1,398	83	2,664	795
Operational losses	933	782	1,836	1,713
Regulatory assessment expenses	884	427	1,773	900
Other operating	2,610	1,960	4,881	3,699
Total noninterest expenses	39,572	29,493	77,625	58,980
Income before income taxes	17,099	10,933	35,396	19,557
Income tax expense	3,963	2,728	8,328	4,790
Net income	$13,136	$8,205	$27,068	$14,767

Basic earnings per share	$0.79	$0.59	$1.63	$1.06
Diluted earnings per share	$0.78	$0.59	$1.60	$1.06

Weighted average common shares outstanding:
Basic	16,583,894	13,894,858	16,624,485	13,906,791
Diluted	16,801,902	13,894,858	16,872,368	13,906,791

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$13,136	$8,205	$27,068	$14,767

Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale	1,439	684	4,430	95
Income tax expense relating to the items above	(344)	(164)	(1,073)	(112)
Other comprehensive income (loss)	1,095	520	3,357	(17)
Comprehensive income	$14,231	$8,725	$30,425	$14,750

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2023	13,922,532	$139	$54,473	$213,345	$(13,097)	$254,860
Net income	—	—	—	6,562	—	6,562
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(537)	(537)
Stock options exercised, net of shares withheld for purchase price	10,171	—	146	(39)	—	107
Shares issued as compensation	24,729	—	537	(22)	—	515
Stock-based compensation	—	—	472	—	—	472
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,115)	—	(1,115)
Shares repurchased and retired	(67,869)	—	(1,399)	—	—	(1,399)
Balance, March 31, 2024	13,889,563	$139	$54,229	$218,731	$(13,634)	$259,465
Net income	—	—	—	8,205	—	8,205
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	520	520
Stock options exercised, net of shares withheld for purchase price	20,438	—	293	—	—	293
Shares issued as compensation	466	—	8	—	—	8
Stock-based compensation	—	—	475	—	—	475
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,112)	—	(1,112)
Balance, June 30, 2024	13,910,467	$139	$55,005	$225,824	$(13,114)	$267,854

Balance, December 31, 2024	16,662,626	$167	$128,598	$237,843	$(11,469)	$355,139
Net income	—	—	—	13,932	—	13,932
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	2,262	2,262
Stock options exercised, net of shares withheld for purchase price	10,396	—	164	(121)	—	43
Shares issued as compensation	6,331	—	141	(63)	—	78
Stock-based compensation	—	—	407	—	—	407
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,666)	—	(1,666)
Shares repurchased and retired	(22,185)	—	(618)	—	—	(618)
Balance, March 31, 2025	16,657,168	$167	$128,692	$249,925	$(9,207)	$369,577
Net income	—	—	—	13,136	—	13,136
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	1,095	1,095
Stock options exercised, net of shares withheld for purchase price	17,958	—	546	(310)	—	236
Shares issued as compensation	34	—	518	—	—	518
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,658)	—	(1,658)
Shares repurchased and retired	(93,170)	(1)	(2,868)	—	—	(2,869)
Balance, June 30, 2025	16,581,990	$166	$126,888	$261,093	$(8,112)	$380,035

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$27,068	$14,767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,327	6,144
Provision for credit losses on unfunded commitments	—	246
Provision for (release of) mortgage put-back reserve, net	34	(73)
Net amortization on investment securities available-for-sale	52	70
Premises and equipment depreciation	524	167
Lease asset amortization	843	134
Amortization of intangible assets	522	—
Increase in cash surrender value of BOLI	(765)	(703)
Net change in loan servicing assets	3,290	—
Executive long-term incentive plan expense	476	285
Stock-based compensation expense	407	947
Director and employee compensation paid in Company stock	596	523
Deferred income tax benefit	(108)	(10)
Valuation allowance on derivatives	730	(20)
Decrease in valuation of loans held for sale carried at fair value	(75)	(5)
Proceeds from sales of loans held for sale	199,113	95,061
Originations of loans held for sale	(194,485)	(106,794)
Government lending revenue	(4,208)	—
Changes in assets and liabilities:
Accrued interest receivable	1,515	(668)
Taxes payable	(13,550)	167
Other assets	(1,006)	(107)
Accrued interest payable	(1,235)	990
Other liabilities	(7,697)	(1,635)
Net cash provided by operating activities	18,368	9,486

Cash flows from investing activities
Purchases of securities available-for-sale	(31,840)	(22,994)
Proceeds from calls and maturities of securities available-for-sale	30,925	23,431
Net purchases of restricted investments	(2,564)	(577)
Net increase in portfolio loans receivable	(117,177)	(122,222)
Net purchases of premises and equipment	(705)	(783)
Net cash used in investing activities	(121,361)	(123,145)

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	26,051	67,201
Interest-bearing deposits	152,748	137,231
Federal Home Loan Bank advances	—	10,000
Other borrowed funds	—	(15,000)
Dividends paid	(3,324)	(2,227)
Repurchase of common stock	(3,487)	(1,399)
Net proceeds from exercise of stock options	279	400
Net cash provided by financing activities	172,267	196,206

Net increase in cash and cash equivalents	69,274	82,547

Cash and cash equivalents, beginning of year	205,332	53,964

Cash and cash equivalents, end of period	$274,606	$136,511

Noncash investing and financing activities:
Change in unrealized gains on investments	$4,430	$95
Goodwill measurement period adjustment	$1,352	$—

Cash paid during the period for:
Taxes	$16,815	$54
Interest	$34,888	$25,929

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and the bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which is headquartered in Rockville, Maryland. The Company operates three additional divisions including, OpenSky™, Windsor Advantage, LLC (“Windsor Advantage™”) and Capital Bank Home Loans (“CBHL”).
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
The Company issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions. Windsor Advantage™, a wholly-owned subsidiary of the Company, is a loan service provider that offers community banks and credit unions with a comprehensive U.S. Small Business Association (“SBA”) 7(a) and U.S. Department of Agriculture (“USDA”) lending platform. The Company originates residential mortgages for sale in the secondary market through CBHL, the Bank’s residential mortgage banking arm.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank, Windsor Advantage™, and Church Street Capital, LLC (“CSC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The primary reference point for the estimates is on historical experience and assumptions believed to be reasonable regarding the value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our significant accounting policies during the three and six months ended June 30, 2025.
Recent Adoption of New Accounting Standards:
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

Note 2 - Acquisition (continued)
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
The assets purchased and liabilities assumed in the acquisition were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. During the six months ended June 30, 2025, the Company revised the estimate of adjusted servicing assets and other liabilities resulting in a $1.4 million increase in goodwill at June 30, 2025, as compared to December 31, 2024. The Company’s acquisition of IFH is discussed in detail in Note 2 “Business Combination” in the “Notes to the Consolidated Financial Statements” contained in Part II. Item 8 "Financial Statements and Supplementary Data" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
During the three months ended June 30, 2025 and 2024, the Company incurred merger-related expenses related to the acquisition of IFH totaling $1.4 million and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred merger-related expenses totaling $2.7 million and $0.8 million, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses (“ACL”) of securities available-for-sale at June 30, 2025 and December 31, 2024, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
U.S. Treasuries	$142,455	$116	$(7,070)	$—	$135,501
Municipal	15,618	24	(2,099)	—	13,543
Corporate	5,000	—	(307)	—	4,693
Asset-backed securities	5,277	—	(5)	—	5,272
Mortgage-backed securities	71,248	226	(1,560)	—	69,914
Total	$239,598	$366	$(11,041)	$—	$228,923

December 31, 2024
U.S. Treasuries	$136,831	$42	$(10,038)	$—	$126,835
Municipal	11,698	5	(2,420)	—	9,283
Corporate	5,000	—	(289)	—	4,711
Asset-backed securities	5,501	25	—	—	5,526
Mortgage-backed securities	79,939	2	(2,666)	—	77,275
Total	$238,969	$74	$(15,413)	$—	$223,630
There were no securities sold during the six months ended June 30, 2025 or the six months ended June 30, 2024. There was no ACL required on available-for-sale debt securities in an unrealized loss position at June 30, 2025 and December 31, 2024.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$53,783	$52,945	$20,003	$19,882
One to five years	68,916	65,438	97,052	90,570
Five to ten years	35,857	31,924	29,785	25,446
Beyond ten years	4,517	3,430	6,689	4,931
Asset-backed securities(1)	5,277	5,272	5,501	5,526
Mortgage-backed securities(1)	71,248	69,914	79,939	77,275
Total	$239,598	$228,923	$238,969	$223,630
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.
Securities pledged at June 30, 2025 and December 31, 2024 had a carrying amount of $0.9 million to secure public deposits and repurchase agreements.
At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer,

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities (continued)
other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an ACL has not been recorded at June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
U.S. Treasuries	$25,713	$(16)	$93,918	$(7,054)	$119,631	$(7,070)
Municipal	—	—	8,689	(2,099)	8,689	(2,099)
Corporate	—	—	4,693	(307)	4,693	(307)
Asset-backed securities	3,361	(5)	—	—	3,361	(5)
Mortgage-backed securities	24,433	(281)	17,946	(1,279)	42,379	(1,560)
Total	$53,507	$(302)	$125,246	$(10,739)	$178,753	$(11,041)

December 31, 2024
U.S. Treasuries	$10,883	$(93)	$111,196	$(9,945)	$122,079	$(10,038)
Municipal	—	—	8,373	(2,420)	8,373	(2,420)
Corporate	—	—	4,711	(289)	4,711	(289)
Mortgage-backed securities	55,243	(901)	18,272	(1,765)	73,515	(2,666)
Total	$66,126	$(994)	$142,552	$(14,419)	$208,678	$(15,413)
As of June 30, 2025, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at June 30, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of June 30, 2025 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at June 30, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities — There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at June 30, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 76% of the portfolio; AA+ - 24%.
Asset-backed Securities — There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of June 30, 2025.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Loan Servicing
Activity for loan servicing rights and the related valuation allowance as follows for the periods presented:

Loan servicing rights:
(in thousands)	June 30, 2025	December 31, 2024
Balance at beginning of period	$5,511	$—
Additions	968	5,096
Other changes in fair value	(4,258)	415
Balance at end of period	$2,221	$5,511
The fair value at June 30, 2025 was determined using a discount rate of 13.5%, a weighted average prepayment speed of 16.4% and a weighted average default rate of 0.8%. The fair value at December 31, 2024 was determined using a discount rate of 13.5%, a weighted average prepayment speed of 15.6% and a weighted average default rate of 0.7%. The changes in fair value for loan servicing rights from December 31, 2024 to June 30, 2025 was due to the refinement of assumptions used in the valuation of the servicing assets post acquisition.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	June 30, 2025		December 31, 2024
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$710,730	26%	$688,552	26%
Commercial	967,109	35	943,019	36
Construction	343,189	12	321,252	12
Commercial and Industrial	593,279	22	554,550	21
Credit card, net of reserve(1)	131,029	5	127,766	5
Other consumer	2,727	—	2,089	—
Portfolio loans receivable, gross	2,748,063	100%	2,637,228	100%
Deferred origination fees, net	(8,255)		(7,065)
Allowance for credit losses	(47,447)		(48,652)
Portfolio loans receivable, net	$2,692,361		$2,581,511
_____________
(1)    Credit card loans are presented net of reserve for interest and fees.

The following tables set forth the changes in the ACL by loan segment class for the three and six months ended June 30, 2025 and June 30, 2024.

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2025
Real estate:
Residential	$6,331	$441	$—	$—	$6,772
Commercial	17,270	(1,313)	(1,695)	—	14,262
Construction	3,261	413	(264)	—	3,410
Commercial and Industrial	15,688	1,626	(1,114)	49	16,249
Credit card	5,898	2,915	(2,071)	7	6,749
Other consumer	6	(1)	—	—	5
Total	$48,454	$4,081	$(5,144)	$56	$47,447

Six Months Ended June 30, 2025
Real estate:
Residential	$6,945	$(173)	$(1)	$1	$6,772
Commercial	16,041	(84)	(1,695)	—	14,262
Construction	2,973	701	(264)	—	3,410
Commercial and Industrial	16,377	1,084	(1,261)	49	16,249
Credit card	6,301	4,809	(4,368)	7	6,749
Other consumer	15	(10)	—	—	5
Total	$48,652	$6,327	$(7,589)	$57	$47,447

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2024
Real estate:
Residential	$5,926	$482	$(409)	$—	$5,999
Commercial	11,123	559	—	—	11,682
Construction	2,299	—	—	—	2,299
Commercial and Industrial	4,002	78	(4)	—	4,076
Credit card	5,990	2,290	(1,524)	2	6,758
Other consumer	10	8	—	—	18
Total	$29,350	$3,417	$(1,937)	$2	$30,832

Six Months Ended June 30, 2024
Real estate:
Residential	$5,518	$1,115	$(634)	$—	$5,999
Commercial	10,316	1,366	—	—	11,682
Construction	2,271	28	—	—	2,299
Commercial and Industrial	4,406	(228)	(102)	—	4,076
Credit card	6,087	3,857	(3,292)	106	6,758
Other consumer	12	6	—	—	18
Total	$28,610	$6,144	$(4,028)	$106	$30,832

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of June 30, 2025 and December 31, 2024 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
June 30, 2025
Real estate:
Residential	$7,829	$659	$5,641	$14,129	$696,601	$710,730	$68	$7,113
Commercial	5,725	6,096	11,975	23,796	943,313	967,109	—	11,966
Construction	—	—	9,150	9,150	334,039	343,189	—	9,142
Commercial and Industrial	15,929	15,200	6,660	37,789	555,490	593,279	—	7,946
Credit card	7,382	5,909	1,538	14,829	116,200	131,029	1,538	—
Other consumer	—	16	—	16	2,711	2,727	—	—
Total	$36,865	$27,880	$34,964	$99,709	$2,648,354	$2,748,063	$1,606	$36,167

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2024
Real estate:
Residential	$1,656	$4,913	$6,644	$13,213	$675,339	$688,552	$—	$8,652
Commercial	4,957	7,570	7,001	19,528	923,491	943,019	100	14,312
Construction	1,000	415	4,309	5,724	315,528	321,252	—	4,309
Commercial and Industrial	10,981	1,245	1,049	13,275	541,275	554,550	—	2,968
Credit card	6,923	6,561	1,544	15,028	112,738	127,766	1,544	—
Other consumer	—	—	—	—	2,089	2,089	—	—
Total	$25,517	$20,704	$20,547	$66,768	$2,570,460	$2,637,228	$1,644	$30,241
There were $8.5 million and $7.2 million of loans secured by one-to-four family residential properties in the process of foreclosure as of June 30, 2025 and December 31, 2024, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans
(in thousands)

Real estate:
Residential	$7,061	$52	$7,113	$116
Commercial	10,834	1,132	11,966	299
Construction	9,142	—	9,142	397
Commercial and Industrial	2,671	5,275	7,946	152
Total	$29,708	$6,459	$36,167	$964

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans

Real estate:
Residential	$8,055	$597	$8,652	$38
Commercial	3,205	11,107	14,312	122
Construction	4,309	—	4,309	144
Commercial and Industrial	247	2,721	2,968	106
Total	$15,816	$14,425	$30,241	$410
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	June 30, 2025	December 31, 2024
Real estate:
Residential	$7,272	$8,780
Commercial	13,211	14,803
Construction	8,887	4,301
Commercial and Industrial	3,902	6,551
Total	$33,272	$34,435
Of the collateral dependent loans as of June 30, 2025, a specific reserve of $52 thousand, $1.1 million and $0.6 million was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2024, a specific reserve of $147 thousand, $4.1 million and $4.8 million was assessed for residential real estate, commercial real estate and commercial and industrial loans.
The Company made 9 loan modifications on loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$760	0.165%	Payment recast based on new extended maturity to lower payments on one loan; Reduced contractual interest rate from 8.375% to 6.375% on one loan.
Residential - Home Equity	90	0.160%	Reduced contractual interest rate from 10.490% to 6.375% on one loan.
Commercial	516	0.119%	Provided 3 months payment deferral on one loan through the Bank’s standard deferral program. The deferred payments were added to the end of the original loan terms.
Commercial and Industrial	608	0.103%
Provided 9 months payment deferral on two loans through the Bank’s standard deferral program. The deferred payments were added to the end of the original loan terms;
Extended maturity date of two loans which reduced monthly payment amount for the borrower;
Reduced contractual floating interest rate based on Prime to 6.000% fixed rate and extended terms for 60 months on one loan;
Reduced contractual floating interest rate based on Prime to 6.000% fixed rate, extended terms for 60 months and provided 3 months payment deferral on one loan with the deferred payments added to the end of the original loan terms.

Total	$1,974

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following table presents the payment status of loans that have been modified in the last twelve months:

	June 30, 2025
		Past Due	Past Due
(in thousands)	Current	30-89 Days	90 Days or More	Nonaccrual	Total
Real estate:
Residential	$760	$—	$—	$—	$760
Residential - Home Equity	90	—	—	—	90
Commercial	525	—	—	907	1,432
Commercial and Industrial	2,506	48	—	442	2,996
	$3,881	$48	$—	$1,349	$5,278
The Company made four loan modifications on loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$760	0.199%	Added 1 year to the life of the loan which reduced monthly payment amount for the borrower; Reduced contractual interest rate from 8.375% to 6.375% on one loan.
Residential - Home Equity	91	0.164%	Added 22 years to the life of the loan which reduced monthly payment amount for the borrower; Reduced contractual interest rate from 10.490% to 6.375% on one loan.
Commercial and Industrial	230	0.090%	Provided 6 months payment deferral to borrower through the Bank’s standard deferral program on one loan; Reduced contractual interest rate from 11.250% to 6.000% on one loan.
Total	$1,081
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

June 30, 2025	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential – Real estate
Pass	$83,963	$120,035	$108,489	$116,269	$68,222	$197,776	$—	$694,754
Special Mention	—	—	1,999	2,044	1,232	3,575	—	8,850
Substandard	—	—	—	33	322	6,771	—	7,126
Doubtful	—	—	—	—	—	—	—	—
Total	83,963	120,035	110,488	118,346	69,776	208,122	—	710,730
Commercial – Real estate
Pass	84,172	226,463	61,906	156,636	133,531	258,267	—	920,975
Special Mention	—	—	2,527	17,632	5,819	5,282	—	31,260
Substandard	—	—	5,114	3,329	—	6,431	—	14,874
Doubtful	—	—	—	—	—	—	—	—
Total	84,172	226,463	69,547	177,597	139,350	269,980	—	967,109
Construction – Real estate
Pass	39,784	116,863	99,057	45,103	14,508	17,724	—	333,039
Special Mention	—	—	1,000	—	—	—	—	1,000
Substandard	—	—	5,172	—	—	3,978	—	9,150
Doubtful	—	—	—	—	—	—	—	—
Total	39,784	116,863	105,229	45,103	14,508	21,702	—	343,189
Commercial and Industrial
Pass	81,925	161,151	106,758	93,543	36,299	86,979	—	566,655
Special Mention	—	203	5,104	1,907	158	5,762	—	13,134
Substandard	—	355	4,482	1,671	1,330	5,652	—	13,490
Doubtful	—	—	—	—	—	—	—	—
Total	81,925	161,709	116,344	97,121	37,787	98,393	—	593,279
Other consumer
Pass	—	1,218	—	60	68	1,381	—	2,727
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	—	1,218	—	60	68	1,381	—	2,727
Credit card
Ungraded	—	—	—	—	—	—	131,029	131,029
Portfolio loans receivable, gross	$289,844	$626,288	$401,608	$438,227	$261,489	$599,578	$131,029	$2,748,063

June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$1	$—	$1
Commercial real estate	—	—	—	—	—	1,695	—	1,695
Construction	—	—	—	—	—	264	—	264
Commercial and Industrial	—	15	527	172	8	539	—	1,261
Credit card	—	—	—	—	—	—	4,368	4,368
Total	$—	$15	$527	$172	$8	$2,499	$4,368	$7,589

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2024	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential – Real estate
Pass	$155,867	$129,639	$122,203	$76,906	$69,647	$117,272	$—	$671,534
Special Mention	—	—	2,065	1,242	3,604	—	—	6,911
Substandard	—	—	—	3,422	189	6,496	—	10,107
Doubtful	—	—	—	—	—	—	—	—
Total	155,867	129,639	124,268	81,570	73,440	123,768	—	688,552
Commercial – Real estate
Pass	235,929	61,372	170,611	146,642	92,038	207,631	—	914,223
Special Mention	—	2,300	10,747	5,052	—	788	—	18,887
Substandard	—	—	7,558	—	320	2,031	—	9,909
Doubtful	—	—	—	—	—	—	—	—
Total	235,929	63,672	188,916	151,694	92,358	210,450	—	943,019
Construction – Real estate
Pass	98,942	129,202	46,532	20,634	15,458	6,175	—	316,943
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,252	2,057	—	4,309
Doubtful	—	—	—	—	—	—	—	—
Total	98,942	129,202	46,532	20,634	17,710	8,232	—	321,252
Commercial and Industrial
Pass	129,043	130,647	117,346	42,747	21,356	107,953	—	549,092
Special Mention	232	—	489	—	—	270	—	991
Substandard	—	209	712	205	3,239	102	—	4,467
Doubtful	—	—	—	—	—	—	—	—
Total	129,275	130,856	118,547	42,952	24,595	108,325	—	554,550
Other consumer
Pass	1,226	278	73	95	76	341	—	2,089
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,226	278	73	95	76	341	—	2,089
Credit card
Ungraded	—	—	—	—	—	—	127,766	127,766
Portfolio loans receivable, gross	$621,239	$453,647	$478,336	$296,945	$208,179	$451,116	$127,766	$2,637,228

December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$907	$—	$907
Commercial real estate	—	—	570	—	—	—	—	570
Commercial and Industrial	84	80	306	—	—	136	—	606
Credit card	—	—	—	—	—	—	7,145	7,145
Total	$84	$80	$876	$—	$—	$1,043	$7,145	$9,228

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Unused lines of credit
Real Estate:
Residential	$22,079	$20,996
Residential - Home Equity	43,639	46,900
Commercial	51,568	44,201
Construction	74,761	85,984
Commercial and Industrial	65,642	79,961
Credit card(1)	136,422	124,732
Other consumer	241	255
Total	$394,352	$403,029

Letters of credit	$3,122	$3,122
_______________
(1)Outstanding loan commitments in the credit card portfolio include $99.9 million and $97.2 million in secured and partially secured balances as of June 30, 2025 and December 31, 2024, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at beginning of period	$1,191	$948	$1,191	$806
Provision for credit losses on unfunded commitments	—	104	—	246
Balance at end of period	$1,191	$1,052	$1,191	$1,052
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at beginning of period	$2,276	$998	$2,260	$985
Provision for (release of) mortgage loan put-back reserve	18	(86)	34	(73)
Balance at end of period	$2,294	$912	$2,294	$912
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
The Company determines if an arrangement is a lease at inception. Operating lease Right of Use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 5.11% at June 30, 2025 and 5.08% at December 31, 2024. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of June 30, 2025, the Company’s net lease ROU assets and related lease liabilities were $4.4 million and $5.0 million, respectively, compared to December 31, 2024 balances of $5.3 million of ROU assets and $5.9 million of lease liabilities, and have remaining terms ranging from one to eight years, including extension options that the Company is reasonably certain will be exercised. As of June 30, 2025, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Leases (continued)

(in thousands)	June 30, 2025	December 31, 2024
Lease Right of Use Asset:
Lease asset	$6,821	$6,821
Less: Accumulated amortization	(2,401)	(1,557)
Net lease asset	$4,420	$5,264

Lease Liability:
Lease liability	$7,154	7,154
Less: Accumulated amortization	(2,121)	(1,282)
Net lease liability	$5,033	$5,872
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	June 30, 2025
Amounts due in:
2025	$1,050
2026	1,933
2027	626
2028	449
2029	441
2030 and thereafter	1,188
Total future lease payments	5,687
Discount of cash flows	(654)
Present value of net future lease payments	$5,033

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Goodwill and Intangible Assets
The change in goodwill during the periods ended June 30, 2025 and December 31, 2024 is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Balance at beginning of period	$21,126	$—
Acquired goodwill	—	21,126
Measurement period adjustment	1,352	—
Balance at end of period	$22,478	$21,126
During the six months ended June 30, 2025, the Company revised the estimate of adjusted servicing assets and other liabilities resulting in a $1.4 million increase in goodwill at June 30, 2025, as compared to December 31, 2024. Goodwill is preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.
At June 30, 2025, the Company’s reporting units include attributable goodwill from the IFH acquisition. The Company has elected to perform a qualitative assessment annually as of October 1 to determine if it is more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.
Acquired amortizing intangible assets were as follows for the period presented:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer list intangible	$12,200	$(527)	$11,673	$12,200	$(188)	$12,012
Trade name intangible	2,100	(105)	1,995	2,100	(40)	2,060
Core deposits intangible	1,779	(152)	1,627	1,779	(34)	1,745
Total amortized intangible assets	$16,079	$(784)	$15,295	$16,079	$(262)	$15,817
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
Amortization expense was $261 thousand for the three months ended June 30, 2025 and $522 thousand for the six months ended June 30, 2025. There was no amortization expense during the three and six months ended June 30, 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Goodwill and Intangible Assets (continued)
At June 30, 2025, scheduled amortization of the intangible assets for each of the next five years is as follows:

(in thousands)
2025	$524
2026	1,043
2027	1,038
2028	1,033
2029	1,026
Thereafter	10,631
Total	$15,295

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 as follows:

(in thousands)
June 30, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale
U.S. Treasuries	$135,501	$135,501	$—	$—
Municipal	13,543	—	13,543	—
Corporate	4,693	—	4,693	—
Asset-backed securities	5,272	—	5,272	—
Mortgage-backed securities	69,914	—	69,914	—
Total	$228,923	$135,501	$93,422	$—
Loans held for sale	$20,925	$—	$20,925	$—
Loan servicing assets	$2,221	$—	$2,221	$—

December 31, 2024
Investment securities available-for-sale
U.S. Treasuries	$126,835	$126,835	$—	$—
Municipal	9,283	—	9,283	—
Corporate	4,711	—	4,711	—
Asset-backed securities	5,526	—	5,526	—
Mortgage-backed securities	77,275	—	77,275	—
Total	$223,630	$126,835	$96,795	$—
Loans held for sale	$21,270	$—	$21,270	$—
Loan servicing assets	$5,511	$—	$5,511	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	June 30, 2025	December 31, 2024
Aggregate fair value	$20,925	$21,270
Contractual principal	15,552	16,721
Difference	$5,373	$4,549
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
held for sale while carrying the loans at the lower of cost or market. As of June 30, 2025 and December 31, 2024, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2025 and December 31, 2024, the fair values consist of loan balances of $39.8 million and $34.9 million, with specific reserves of $6.5 million and $9.3 million, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of June 30, 2025 and December 31, 2024, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 as follows:

(in thousands)	June 30, 2025	December 31, 2024
Individually evaluated loans for credit loss, net
Level 3 inputs	$33,366	$25,521
Total	$33,366	$25,521
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2025 and December 31, 2024:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs
June 30, 2025
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
As of June 30, 2025, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2024. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually evaluated loans, and all other loans. The results are then adjusted to account for credit risk as described above, and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$26,843	$26,843	$25,433	$25,433
Interest-bearing deposits at other financial institutions	247,704	247,704	179,841	179,841
Federal funds sold	59	59	58	58
Level 2
Accrued interest receivable	$15,149	$15,149	$16,664	$16,664
Level 3
Portfolio loans receivable, net	$2,692,361	$2,633,541	$2,581,511	$2,499,578
Restricted investments	7,043	7,043	4,479	4,479

Financial liabilities
Level 1
Noninterest-bearing deposits	$836,979	$836,979	$810,928	$810,928
Level 2
Accrued interest payable	$8,158	$8,158	$9,393	$9,393
Level 3
Interest-bearing deposits	$2,103,759	$2,107,404	$1,951,011	$1,960,728
FHLB advances and other borrowed funds	34,062	33,730	34,062	32,372

Note 9 - Segments
The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, OpenSky™ (the Company’s credit card division), Windsor Advantage™ (the Company’s SBA/USDA loan servicing provider) and CBHL (the Company’s residential mortgage loan division).
Our Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations supplemented by lending outside of our primary market as well as engaging in government-guaranteed lending on a national basis. Additionally, the Commercial Bank engages in deposit verticals on a nationwide scale providing services to HOAs, mortgage companies and other customers.
The Company issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions, and originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm. Additionally, Windsor Advantage™, a wholly-owned subsidiary of the Company, is a loan service provider that offers community banks and credit unions with a comprehensive SBA 7(a) and USDA lending platform.
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
The chief operating decision maker uses revenue streams and other relevant market data to evaluate product pricing and significant expenses to assess segment performance. Segment pretax income or loss, return on assets and the efficiency ratio is used to assess the performance of the commercial bank segment by monitoring the margin between interest income and interest expense. Segment pretax income or loss is used to assess the performance of the CBHL segment by monitoring the mortgage banking revenue from loan originations and sales. Segment pretax income or loss is used to assess the performance of the OpenSky™ segment by monitoring credit card interest income, interchange fees, and other fees. Segment pretax income or loss is used to assess the performance of the Windsor Advantage™ segment by monitoring the service charge revenues from Windsor Advantage™ customers.
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
Prior to January 1, 2025, the Company disclosed Corporate as a reportable segment. The Company has determined that what was previously deemed the Corporate reportable segment consists of other business activities that are associated with the Commercial Bank and are reflected in the tabular disclosures that follow. It should be noted that such restructuring of the tabular disclosure did not result in any changes to the Company’s revenue and expense allocation methodology. The Company restructured prior period tabular disclosures to achieve appropriate comparability.
CSC operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards, but command a higher rate of return. At June 30, 2025, CSC had loans totaling $5.9 million with a collectively assessed ACL of $97 thousand. Refer to Note 5 - “Portfolio Loans Receivable and Allowance for Credit Losses” to the “Notes to Unaudited Consolidated Financial Statements” for further discussion of the consolidated ACL. The operations of CSC are included within the Commercial Bank segment performance.
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
The following schedules reported internally for performance assessment by the chief operating

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

decision maker presents financial information for each reportable segment at and for the three months ended June 30, 2025 and 2024.

For the Three Months Ended June 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$49,929	$14,494	$—	$163	$64,586
Interest expense	16,856	—	—	84	16,940
Net interest income	33,073	14,494	—	79	47,646
Provision for credit losses	1,159	2,922	—	—	4,081
Provision for credit losses on unfunded commitments	—	—	—	—	—
Net interest income after provision	31,914	11,572	—	79	43,565
Noninterest income
Service charges on deposits	262	—	—	—	262
Credit card fees	—	4,298	—	—	4,298
Mortgage banking revenue	465	—	—	1,289	1,754
Government lending revenue	3,112	—	—	—	3,112
Government loan servicing revenue(1)	(1,052)	—	4,696	—	3,644
Loan servicing rights (government guaranteed)(2)	(590)	—	—	—	(590)
Other income	349	25	—	252	626
Total noninterest income	2,546	4,323	4,696	1,541	13,106
Noninterest expenses
Salaries and employee benefits	11,090	3,403	2,509	1,458	18,460
Occupancy and equipment	1,903	573	368	151	2,995
Professional fees	1,572	552	71	227	2,422
Data processing	454	6,897	133	36	7,520
Advertising	795	470	35	71	1,371
Loan processing	650	24	54	251	979
Merger-related expenses	1,398	—	—	—	1,398
Operational losses	100	833	—	—	933
Regulatory assessment expenses	860	15	6	3	884
Other operating	1,817	338	354	101	2,610
Total noninterest expenses	20,639	13,105	3,530	2,298	39,572
Net income (loss) before taxes	$13,821	$2,790	$1,166	$(678)	$17,099

Total assets	$3,211,421	$129,397	$25,936	$21,908	$3,388,662
(1) Gross government loan servicing revenue totaled $4.7 million, including $1.1 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the three months ended June 30, 2025.
(2) Loan servicing revenue of negative $0.6 million for the Commercial Bank includes a $1.1 million negative fair value adjustment associated with loan servicing portfolio.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Three Months Ended June 30, 2024
(in thousands)	Commercial Bank	OpenSky™	CBHL	Consolidated
Interest income	$34,698	$15,785	$132	$50,615
Interest expense	13,475	—	83	13,558
Net interest income	21,223	15,785	49	37,057
Provision for credit losses	1,118	2,299	—	3,417
Provision for credit losses on unfunded commitments	104	—	—	104
Net interest income after provision	20,001	13,486	49	33,536
Noninterest income
Service charges on deposits	200	—	—	200
Credit card fees	—	4,330	—	4,330
Mortgage banking revenue	334	—	1,656	1,990
Other income	143	38	189	370
Total noninterest income	677	4,368	1,845	6,890
Noninterest expenses
Salaries and employee benefits	8,595	3,086	1,591	13,272
Occupancy and equipment	1,221	499	144	1,864
Professional fees	855	675	239	1,769
Data processing	145	6,597	46	6,788
Advertising	404	1,576	92	2,072
Loan processing	233	16	227	476
Merger-related expenses	83	—	—	83
Operational losses	—	782	—	782
Regulatory assessment expenses	427	—	—	427
Other operating	1,255	544	161	1,960
Total noninterest expenses	13,218	13,775	2,500	29,493
Net income (loss) before taxes	$7,460	$4,079	$(606)	$10,933

Total assets	$2,303,368	$115,593	$19,622	$2,438,583

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Six Months Ended June 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$98,093	$28,938	$—	$315	$127,346
Interest expense	33,505	—	—	148	33,653
Net interest income	64,588	28,938	—	167	93,693
Provision for credit losses	1,605	4,722	—	—	6,327
Provision for credit losses on unfunded commitments	—	—	—	—	—
Net interest income after provision	62,983	24,216	—	167	87,366
Noninterest income
Service charges on deposits	520	—	—	—	520
Credit card fees	—	8,020	—	—	8,020
Mortgage banking revenue	728	—	—	2,857	3,585
Government lending revenue	4,208	—	—	—	4,208
Government loan servicing revenue(1)	(2,090)	—	9,302	—	7,212
Loan servicing rights (government guaranteed)	(118)	—	—	—	(118)
Other income	1,772	36	—	420	2,228
Total noninterest income	5,020	8,056	9,302	3,277	25,655
Noninterest expenses
Salaries and employee benefits	21,716	6,748	4,915	3,148	36,527
Occupancy and equipment	3,480	1,061	1,079	285	5,905
Professional fees	2,723	1,143	191	477	4,534
Data processing	894	13,479	186	73	14,632
Advertising	1,513	1,344	139	154	3,150
Loan processing	1,127	43	61	491	1,722
Foreclosed real estate expenses, net	1	—	—	—	1
Merger-related expenses	2,664	—	—	—	2,664
Operational losses	131	1,705	—	—	1,836
Regulatory assessment expenses	1,725	30	11	7	1,773
Other operating	3,225	854	608	194	4,881
Total noninterest expenses	39,199	26,407	7,190	4,829	77,625
Net income (loss) before taxes	$28,804	$5,865	$2,112	$(1,385)	$35,396

Total assets	$3,211,421	$129,397	$25,936	$21,908	$3,388,662
(1) Gross government loan servicing revenue totaled $9.3 million, including $2.1 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the six months ended June 30, 2025.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Six Months Ended June 30, 2024
(in thousands)	Commercial Bank	OpenSky™	CBHL	Consolidated
Interest income	$68,063	$30,706	$215	$98,984
Interest expense	26,795	—	124	26,919
Net interest income	41,268	30,706	91	72,065
Provision for credit losses	2,286	3,858	—	6,144
Provision for credit losses on unfunded commitments	246	—	—	246
Net interest income after provision	38,736	26,848	91	65,675
Noninterest income
Service charges on deposits	407	—	—	407
Credit card fees	—	8,211	—	8,211
Mortgage banking revenue	622	—	2,821	3,443
Other income	353	72	376	801
Total noninterest income	1,382	8,283	3,197	12,862
Noninterest expense
Salaries and employee benefits	17,304	5,898	2,977	26,179
Occupancy and equipment	2,265	933	279	3,477
Professional fees	1,656	1,616	444	3,716
Data processing	461	13,004	84	13,549
Advertising	786	3,168	150	4,104
Loan processing	392	29	426	847
Foreclosed real estate expenses, net	1	—	—	1
Merger-related expenses	795	—	—	795
Operational losses	5	1,708	—	1,713
Regulatory assessment expenses	900	—	—	900
Other operating	2,436	1,018	245	3,699
Total noninterest expenses	27,001	27,374	4,605	58,980
Net income (loss) before taxes	$13,117	$7,757	$(1,317)	$19,557

Total assets	$2,303,368	$115,593	$19,622	$2,438,583

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The following table presents financial information as of June 30, 2025, December 31, 2024 and June 30, 2024.

June 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$258,510	$7,462	$8,634	$—	$274,606
Goodwill	22,478	—	—	—	22,478
Intangible assets	3	—	13,665	—	13,668
Core deposit intangibles	1,627	—	—	—	1,627
Other segment assets	2,928,803	121,935	3,637	21,908	3,076,283
Total assets	$3,211,421	$129,397	$25,936	$21,908	$3,388,662

December 31, 2024
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$193,860	$7,890	$3,582	$—	$205,332
Goodwill	21,126	—	—	—	21,126
Intangible assets	3	—	14,069	—	14,072
Core deposit intangibles	1,745	—	—	—	1,745
Other segment assets	2,820,581	118,023	4,341	21,691	2,964,636
Total assets	$3,037,315	$125,913	$21,992	$21,691	$3,206,911

June 30, 2024
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$131,544	$4,967	$—	$—	$136,511
Goodwill	—	—	—	—	—
Intangible assets	—	—	—	—	—
Core deposit intangibles	—	—	—	—	—
Other segment assets	2,171,824	110,626	—	19,622	2,302,072
Total assets	$2,303,368	$115,593	$—	$19,622	$2,438,583

Note 10 - Subsequent Events
In July 2025, the Company’s Board of Directors declared a $0.12 per share dividend, a 20% increase from the prior quarterly dividend. The dividend is payable on August 27, 2025 to shareholders of record on August 11, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Capital” refer to Capital Bancorp, Inc. and its wholly owned subsidiaries, Capital Bank, N.A., which we sometimes refer to as “Capital Bank,” “the Bank” or “our Bank,” Church Street Capital, LLC, which we refer to as “Church Street Capital” or “CSC” and Windsor Advantage, LLC™, which we refer to as “Windsor Advantage™”.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.
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
General Economic, Macro and External Conditions
•the strength of the United States (“U.S.”) economy and general economic conditions (including the interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation/deflation) that impact the financial services industry as a whole and/or our business;
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

•climate change, and other catastrophic events or disasters, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
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
On October 1, 2024, the Company completed its acquisition of IFH. IFH merged with and into the Company, with the Company continuing as the surviving corporation in the acquisition. Immediately following the acquisition, West Town Bank & Trust, merged with and into Capital Bank, with Capital Bank as the surviving bank. Windsor Advantage™, a wholly-owned subsidiary of the Company, was acquired in connection with the IFH acquisition.
The Company currently operates four divisions and reporting segments: Commercial Banking, OpenSky™, Windsor Advantage™, and Capital Bank Home Loans (“CBHL”), In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with GAAP, and conform to general practices within the banking industry.
Our Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations supplemented by lending outside of our primary market as well as engaging in government-guaranteed lending on a national basis. Additionally, the Commercial Bank engages in deposit verticals on a nationwide scale providing services to HOAs, mortgage companies and other customers.
OpenSky™ and CBHL both leverage Capital Bank’s national banking charter to operate national consumer business lines. OpenSky™ provides nationwide, digitally-originated and served, secured, partially-secured, and unsecured credit cards to under-banked populations and those looking to rebuild their credit scores. CBHL acts as our residential mortgage origination platform. Windsor Advantage™ generates fee revenue for the Company through its servicing, processing and packaging of SBA and USDA loans for its financial institution clients.
In addition to its subsidiaries discussed above, Capital Bancorp, Inc. owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose, non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Capital
As of June 30, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
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

Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
	2025	2024	% Change
(in thousands)
Interest income	$64,586	$50,615	27.6%
Interest expense	16,940	13,558	24.9
Net interest income	47,646	37,057	28.6
Provision for credit losses	4,081	3,417	19.4
Provision for credit losses on unfunded commitments	—	104	(100.0)
Net interest income after provision for credit losses	43,565	33,536	29.9
Noninterest income	13,106	6,890	90.2
Noninterest expenses	39,572	29,493	34.2
Net income before income taxes	17,099	10,933	56.4
Income tax expense	3,963	2,728	45.3
Net income	$13,136	$8,205	60.1
Net income for the three months ended June 30, 2025 was $13.1 million, compared to net income of $8.2 million for the same period in 2024, a 60.1% increase. Net income, as adjusted to exclude the impact of merger-related expenses (non-GAAP, excluding merger-related expenses), was $14.2 million for the three months ended June 30, 2025, compared to net income of $8.3 million for the same period in 2024. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Net interest income increased by $10.6 million, or 28.6%, to $47.6 million when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024, primarily driven by organic growth and the acquisition of IFH.
The provision for credit losses for the three months ended June 30, 2025 was $4.1 million, an increase of $0.7 million from the same period in 2024. Net charge-offs for the three months ended June 30, 2025 were $5.1 million, or 0.75% on an annualized basis of average portfolio loans, compared to $1.9 million, or 0.39% on an annualized basis of average portfolio loans for the same period in 2024. Of the $5.1 million in net charge-offs during the quarter. Commercial Bank net charge-offs totaled $3.1 million including $1.7 million related to owner-occupied commercial real estate loans and $1.1 million related to commercial and industrial loans and OpenSky™ net charge-offs totaled $2.1 million including $1.3 million related to unsecured credit cards and $0.8 million related to secured and partially secured credit cards.
For the three months ended June 30, 2025, noninterest income of $13.1 million increased $6.2 million, or 90.2%, from the same period in 2024, primarily due to the contributions made by the businesses IFH brought to the merged entity. Credit card fees of $4.3 million was the same for the three months ended June 30, 2025 compared to the same period in the prior year while mortgage banking revenue of $1.8 million decreased $0.2 million primarily due to a decline in home loan sales.
Noninterest expense was $39.6 million for the three months ended June 30, 2025, as compared to $29.5 million for the three months ended June 30, 2024. The change included increases in salaries and employee benefits expenses of $5.2 million, merger-related expenses of $1.3 million, occupancy and equipment expenses of $1.1 million, professional fees of $0.7 million, data processing expense of $0.7 million, other operating expense of $0.7 million, loan processing expenses of $0.5 million, regulatory assessment expenses of $0.5 million and operational losses of $0.2 million. Offset by a decrease in advertising expenses of $0.7 million.

	Six Months Ended June 30,
	2025	2024	% Change
(in thousands)
Interest income	$127,346	$98,984	28.7%
Interest expense	33,653	26,919	25.0
Net interest income	93,693	72,065	30.0
Provision for credit losses	6,327	6,144	3.0
Provision for credit losses on unfunded commitments	—	246	(100.0)
Net interest income after provision for credit losses	87,366	65,675	33.0
Noninterest income	25,655	12,862	99.5
Noninterest expenses	77,625	58,980	31.6
Net income before income taxes	35,396	19,557	81.0
Income tax expense	8,328	4,790	73.9
Net income	$27,068	$14,767	83.3
Net income for the six months ended June 30, 2025 was $27.1 million, compared to net income of $14.8 million for the same period in 2024, a 83.3% increase. Net income, as adjusted to exclude the impact of merger-related expenses (non-GAAP, excluding merger-related expenses), was $29.1 million for the six months ended June 30, 2025.
Net interest income increased $21.6 million, or 30.0%, to $93.7 million when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, primarily driven by organic growth and the acquisition of IFH.
The provision for credit losses for the six months ended June 30, 2025 was $6.3 million, an increase of $0.2 million from the same period in 2024. Net charge-offs for the six months ended June 30, 2025 were $7.5 million, or 0.57% on an annualized basis of average portfolio loans, compared to $3.9 million, or 0.40% on an annualized basis of average loans for the same period in 2024.
For the six months ended June 30, 2025, noninterest income was $25.7 million, an increase of $12.8 million, or 99.5%, from the same period in 2024, primarily due to the contributions made by the businesses IFH brought to the merged entity. Mortgage banking revenue of $3.6 million increased $0.1 million while credit card fees of $8.0 million declined $0.2 million from lower interchange and other fee income recognized compared to the prior year.
Noninterest expense was $77.6 million for the six months ended June 30, 2025, as compared to $59.0 million for the six months ended June 30, 2024, an increase of $18.6 million, or 31.6%. The change included increases in salaries and employee benefits expenses of $10.3 million, or 39.5%, occupancy and equipment expenses of $2.4 million, merger-related expenses of $1.9 million, other operating expenses of $1.2 million, data processing expense of $1.1 million, professional fees of $0.8 million and other operating losses of $0.1 million partially offset by a decrease in advertising expenses of $1.0 million.
Net Interest Income and Net Margin Analysis
Net interest income is our largest component of revenue and the largest driver of net income. Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the three and six months ended June 30, 2025 and 2024. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$182,192	$2,065	4.55%	$77,069	$937	4.89%
Federal funds sold	59	—	—	56	1	7.18
Investment securities available-for-sale	230,317	1,582	2.76	223,973	1,308	2.35
Restricted investments	7,038	129	7.35	5,435	94	6.96
Loans held for sale	9,950	163	6.57	7,907	132	6.71
Portfolio loans receivable(2)(3)	2,733,865	60,647	8.90	1,992,630	48,143	9.72
Total interest earning assets	3,163,421	64,586	8.19	2,307,070	50,615	8.82
Noninterest earning assets	129,112			46,798
Total assets	$3,292,533			$2,353,868

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$281,878	$391	0.56%	$216,247	$148	0.28%
Savings	13,043	16	0.49	4,409	1	0.09
Money market accounts	924,784	8,022	3.48	671,240	7,032	4.21
Time deposits	816,809	8,293	4.07	465,822	5,869	5.07
Borrowed funds	34,062	218	2.57	54,863	508	3.72
Total interest-bearing liabilities	2,070,576	16,940	3.28	1,412,581	13,558	3.86
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	45,523			24,844
Noninterest-bearing deposits	804,639			653,018
Stockholders’ equity	371,795			263,425
Total liabilities and stockholders’ equity	$3,292,533			$2,353,868

Net interest spread			4.91%			4.96%
Net interest income		$47,646			$37,057
Net interest margin(4)			6.04%			6.46%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended June 30, 2025 and 2024, collectively, Commercial Bank Loan Yield was 7.14% and 7.04%, respectively.
(4)For the three months ended June 30, 2025 and 2024, collectively, Commercial Bank Net Interest Margin was 4.36% and 3.90%, respectively.

The net interest margin decreased 42 basis points to 6.04% for the three months ended June 30, 2025 from the same period in 2024 due to the acquisition of commercial loans from IFH, diluting the impact from OpenSkyTM. Commercial Bank net interest margin (non-GAAP) increased to 4.36% for the three months ended June 30, 2025, compared to 3.90% for the same period in 2024. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the three months ended June 30, 2025, average interest earning assets increased $856.4 million, or 37.1%, to $3.2 billion as compared to the same period in 2024, and the average yield on interest earning assets decreased to 8.19%, a 63 basis point decrease from 8.82%. Compared to the same period in the prior year, average interest-bearing liabilities increased $658.0 million, or 46.6%, and the average cost of interest-bearing liabilities decreased to 3.28%, a 58 basis point decrease from 3.86%.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$192,565	$4,203	4.40%	$80,800	$1,986	4.94%
Federal funds sold	59	1	3.42	56	2	7.18
Investment securities available-for-sale	232,947	3,443	2.98	228,602	2,559	2.25
Restricted investments	6,403	198	6.24	5,018	171	6.85
Loans held for sale	9,654	401	8.38	6,390	215	6.77
Portfolio loans receivable(2)(3)	2,684,263	119,100	8.95	1,960,001	94,051	9.65
Total interest earning assets	3,125,891	127,346	8.22	2,280,867	98,984	8.73
Noninterest earning assets	131,552			45,684
Total assets	$3,257,443			$2,326,551

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$262,226	$759	0.58%	$199,732	$258	0.26%
Savings	13,123	34	0.52	4,625	2	0.09
Money market accounts	897,532	15,421	3.46	676,827	14,168	4.21
Time deposits	838,151	17,020	4.09	457,892	11,455	5.03
Borrowed funds	34,062	419	2.48	56,913	1,036	3.66
Total interest-bearing liabilities	2,045,094	33,653	3.32	1,395,989	26,919	3.88
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	50,982			24,332
Noninterest-bearing deposits	793,888			645,071
Stockholders’ equity	367,479			261,159
Total liabilities and stockholders’ equity	$3,257,443			$2,326,551

Net interest spread			4.90%			4.85%
Net interest income		$93,693			$72,065
Net interest margin(4)			6.04%			6.35%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the six months ended June 30, 2025 and 2024, collectively, Commercial Bank Loan Yield was 7.14% and 7.00%, respectively.

(4)For the six months ended June 30, 2025 and 2024, collectively, Commercial Bank Net Interest Margin was 4.33% and 3.84%, respectively.

The net interest margin decreased 31 basis points to 6.04% for the six months ended June 30, 2025 from the same period in 2024. Commercial Bank net interest margin (non-GAAP) increased to 4.33% for the six months ended June 30, 2025, compared to 3.84% for the same period in 2024. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the six months ended June 30, 2025, average interest earning assets increased $845.0 million, or 37.0%, to $3.1 billion as compared to the same period in 2024, and the average yield on interest earning assets decreased 51 basis points. Compared to the same period in the prior year, average interest-bearing liabilities increased $649.1 million, or 46.5%, while the average cost of interest-bearing liabilities decreased 56 basis points to 3.32% from 3.88%.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Compared to			Compared to
	June 30, 2024			June 30, 2024
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$1,193	$(65)	$1,128	$2,433	$(216)	$2,217
Federal funds sold	—	(1)	(1)	—	(1)	(1)
Investment securities available-for-sale	44	230	274	64	820	884
Restricted investments	30	5	35	42	(15)	27
Loans held for sale	34	(3)	31	135	51	186
Portfolio loans receivable excluding credit card loans	13,125	468	13,593	25,167	1,280	26,447
Credit card loans	1,174	(2,263)	(1,089)	2,158	(3,556)	(1,398)
Total interest income	15,600	(1,629)	13,971	29,999	(1,637)	28,362

Interest Expense:
Interest-bearing demand accounts	91	152	243	179	322	501
Savings	11	4	15	22	10	32
Money market accounts	2,208	(1,218)	990	3,763	(2,510)	1,253
Time deposits	3,582	(1,158)	2,424	7,694	(2,129)	5,565
Borrowed funds	(133)	(157)	(290)	(280)	(337)	(617)
Total interest expense	5,759	(2,377)	3,382	11,378	(4,644)	6,734
Net interest income	$9,841	$748	$10,589	$18,621	$3,007	$21,628

When comparing the three months ended June 30, 2025 to the three months ended June 30, 2024, the largest positive impact to total interest income was the growth in interest earning assets, from organic growth and the IFH acquisition. Growth (change due to volume) in the loan portfolio, excluding credit card loans, contributed $13.1 million to the increase in interest income. The variance in interest expense year over year was primarily impacted by organic growth in interest-bearing liabilities, and the IFH acquisition. Growth in interest bearing liabilities contributed $5.8 million to increased interest expense, while decreased rates contributed a reduction of $2.4 million of interest expense.

When comparing the six months ended June 30, 2025 to the same period in 2024, the largest positive impact to total interest income was the growth in interest earning assets, from organic growth and the IFH acquisition. Growth (change due to volume) in the loan portfolio, excluding credit card loans, contributed $25.2 million to the increase in interest income. The variance in interest expense year over year was primarily impacted by organic growth in interest-bearing liabilities, and the IFH acquisition. Growth in interest bearing liabilities contributed $11.5 million to increased interest expense, while decreased rates contributed a reduction of $4.6 million of interest expense.
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
For the three months ended June 30, 2025, the provision for credit losses was $4.1 million, an increase of $0.7 million from the same period in 2024, primarily driven by $0.6 million higher provision from OpenSky™ due to higher volumes in the secured and unsecured portfolio. Net charge-offs for the three months ended June 30, 2025 were $5.1 million, or 0.75% on an annualized basis of average portfolio loans, compared to $1.9 million, or 0.39% on an annualized basis of average portfolio loans for the same period in 2024. Of the $5.1 million in net charge-offs during the quarter, Commercial Bank net charge-offs totaled $3.0 million including $1.7 million related to owner-occupied commercial real estate loans and $1.1 million related to commercial and industrial loans and OpenSky™ net charge-offs totaled $2.1 million including $1.3 million related to unsecured credit cards and $0.8 million related to secured and partially secured credit cards.
For the six months ended June 30, 2025, the provision for credit losses was $6.3 million, an increase of $0.2 million from the same period in 2024, attributable primarily to portfolio loan growth and specific reserves of $6.5 million for collateral dependent loans at June 30, 2025, as compared to $1.1 million at June 30, 2024. Net charge-offs for the six months ended June 30, 2025 were $7.5 million, or 0.57% on an annualized basis of average portfolio loans, compared to $3.9 million, or 0.40% on an annualized basis of average portfolio loans, for the same period in 2024. The $7.5 million in net charge-offs during the six months ended June 30, 2025 was comprised primarily of credit card portfolio net charge-offs, with $1.7 million related to secured and partially secured credit cards while $2.7 million was related to unsecured credit cards. Further, $1.7 million of net charge-offs were related to owner-occupied commercial real estate loans, $0.3 million were related to construction loans and $1.2 million were related to commercial and industrial loans.
The ACL as a percent of portfolio loans was 1.73% at June 30, 2025, as compared to 1.85% at December 31, 2024. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at June 30, 2025 in “Financial Condition - Allowance for Credit Losses.”
Noninterest Income
Our primary source of recurring noninterest income are credit card fees, such as interchange fees and statement fees, government guaranteed lending revenue (gain on sale), mortgage banking revenue and Windsor Advantage™ fee revenue in connection with its servicing, processing and packaging of SBA and USDA loans for its financial institution clients. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$262	$200	31.0%	$520	$407	27.8%
Credit card fees	4,298	4,330	(0.7)	8,020	8,211	(2.3)
Mortgage banking revenue	1,754	1,990	(11.9)	3,585	3,443	4.1
Government lending revenue	3,112	—	100.0	4,208	—	100.0
Government loan servicing and packaging revenue	3,644	—	100.0	7,212	—	100.0
Loan servicing rights (government guaranteed)	(590)	—	100.0	(118)	—	100.0
Other income	626	370	69.2	2,228	801	178.2
Total noninterest income	$13,106	$6,890	90.2%	$25,655	$12,862	99.5%
For the three months ended June 30, 2025, noninterest income of $13.1 million increased $6.2 million, or 90.2%, from the same period in 2024 primarily due to contributions from the IFH acquisition. Government loan servicing revenue (Windsor Advantage™) totaled $3.6 million net of intercompany charges and government lending revenue (gain on sale) totaled $3.1 million.
For the six months ended June 30, 2025, noninterest income of $25.7 million increased $12.8 million, or 99.5%, from the same period in 2024 primarily due to contributions from the IFH acquisition. Government loan servicing revenue (Windsor Advantage™) totaled $7.2 million net of intercompany charges, government lending revenue (gain on sale) totaled $4.2 million.
Credit card fees of $4.3 million for the three months ended June 30, 2025 remained consistent as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, credit card fees of $8.0 million declined $0.2 million as a result of lower interchange and other fee income recognized compared to the prior year.
Originations of loans held for sale within the Bank’s CBHL division decreased $2.0 million to $80.3 million in the second quarter of 2025 when compared to $82.4 million in the second quarter of 2024. The gain on sale margin increased to 2.68% for the three months ended June 30, 2025 from 2.61% for the three months ended June 30, 2024.
Origination volumes increased $11.7 million to $146.1 million in the six months ended June 30, 2025 compared to the prior year. The gain on sale margin increased to 2.87% for the six months ended June 30, 2025 from 2.78% for the six months ended June 30, 2024.
Mortgage banking revenue of $1.8 million decreased $0.2 million for the three months ended June 30, 2025 due to a decline in salable originations as compared to the prior year. Mortgage banking revenue of $3.6 million for the six months ended June 30, 2025 increased $0.1 million as home loan sales remained stable compared to the prior year.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $2.3 million and $2.3 million at June 30, 2025 and December 31, 2024, respectively. The Bank did not repurchase any loans during the six months ended June 30, 2025. The Bank repurchased one loan totaling $0.3 million during the six months ended June 30, 2024. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$18,460	$13,272	39.1%	$36,527	$26,179	39.5%
Occupancy and equipment	2,995	1,864	60.7	5,905	3,477	69.8
Professional fees	2,422	1,769	36.9	4,534	3,716	22.0
Data processing	7,520	6,788	10.8	14,632	13,549	8.0
Advertising	1,371	2,072	(33.8)	3,150	4,104	(23.2)
Loan processing	979	476	105.7	1,722	847	103.3
Foreclosed real estate expenses, net	—	—	—	1	1	—
Merger-related expenses	1,398	83	1,584.3	2,664	795	235.1
Operational losses	933	782	19.3	1,836	1,713	7.2
Regulatory assessment expenses	884	427	107.0	1,773	900	97.0
Other operating	2,610	1,960	33.2	4,881	3,699	32.0
Total noninterest expense	$39,572	$29,493	34.2%	$77,625	$58,980	31.6%
Noninterest expense was $39.6 million for the three months ended June 30, 2025, as compared to $29.5 million for the three months ended June 30, 2024, an increase of $10.1 million. The change included increases in salaries and employee benefits expenses of $5.2 million, merger-related expenses of $1.3 million, occupancy and equipment expenses of $1.1 million, professional fees of $0.7 million, data processing expense of $0.7 million, other operating expenses of $0.7 million, loan processing expenses of $0.5 million, regulatory assessment expenses of $0.5 million and operational losses of $0.2 million. Offset by a decrease in advertising expenses of $0.7 million.
Noninterest expense was $77.6 million for the six months ended June 30, 2025, as compared to $59.0 million for the six months ended June 30, 2024, an increase of $18.6 million, or 31.6%. The change included increases in salaries and employee benefits expenses which increased by $10.3 million, or 39.5%, occupancy and equipment expenses of $2.4 million, merger-related expenses of $1.9 million, data processing expense of $1.1 million, loan processing expense of $0.9 million, regulatory assessment expenses of $0.9 million, professional fees of $0.8 million, other operating expenses of $1.2 million and operational losses of $0.1 million partially offset by a decrease in advertising expenses of $1.0 million.
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
Income tax expense was $4.0 million and $8.3 million for the three and six months ended June 30, 2025, respectively, compared to $2.7 million and $4.8 million for the same periods, respectively, in 2024. Our effective tax rate decreased from 25.0% for the three months ended June 30, 2024 to 23.2% for the three months ended June 30, 2025, and from 24.5% for the six months ended June 30, 2024 to 23.5% for the six months ended June 30, 2025 due to a reduction in non-deductible merger and equity compensation costs, along with an increase in benefits from tax optimization strategies, including investments that are eligible for Low Income Housing Tax Credits.
Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands, except per share data)	June 30, 2025	December 31, 2024	$ Change	% Change
Total assets	$3,388,662	$3,206,911	$181,751	5.7%
Investment securities available-for-sale	228,923	223,630	5,293	2.4
Mortgage loans held for sale	20,925	21,270	(345)	(1.6)
Portfolio loans receivable, net of deferred fees and costs	2,739,808	2,630,163	109,645	4.2
Allowance for credit losses	47,447	48,652	(1,205)	(2.5)
Deposits	2,940,738	2,761,939	178,799	6.5
FHLB borrowings	22,000	22,000	—	—
Other borrowed funds	12,062	12,062	—	—
Total stockholders’ equity	380,035	355,139	24,896	7.0
Tangible common equity (1)	342,262	318,196	24,066	7.6
Equity to total assets at end of period	11.21%	11.07%		1.3
Weighted average number of basic shares outstanding, YTD	16,624	14,584		14.0
Weighted average number of diluted shares outstanding, YTD	16,872	14,640		15.2
Common shares outstanding	16,582	16,663		(0.5)
Book value per share	$22.92	$21.31		7.6
Tangible book value per share (1)	20.64	19.10		8.1
Dividends per share, YTD	0.20	0.36
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at June 30, 2025 increased $181.8 million from the balance at December 31, 2024. Net portfolio loans, which exclude mortgage loans held for sale, totaled $2.7 billion as of June 30, 2025, an increase of $109.6 million, or 4.2%, from $2.6 billion at December 31, 2024. Mortgage loans held for sale decreased $0.3 million, or 1.6%, when comparing the period end balances at June 30, 2025 to December 31, 2024.
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

The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at June 30, 2025 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
June 30, 2025	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S. Treasuries	$53,783	2.37%	$68,006	1.90%	$20,666	1.47%	$—	—%	$142,455	$135,501	2.02%
Municipal	—	—	910	4.83	10,191	6.73	4,517	1.95	15,618	13,543	5.24
Corporate	—	—	—	—	5,000	4.31	—	—	5,000	4,693	4.31
Asset-backed securities	—	—	—	—	—	—	5,277	5.64	5,277	5,272	5.64
Mortgage-backed securities	—	—	37,502	3.98	514	2.99	33,232	4.32	71,248	69,914	4.13
Total	$53,783	2.37%	$106,418	2.66%	$36,371	3.36%	$43,026	4.23%	$239,598	$228,923	2.99%
As described in Note 3 - “Investment Securities” in the “Notes to Unaudited Consolidated Financial Statements,” at June 30, 2025, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at June 30, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of June 30, 2025 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at June 30, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at June 30, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 76% of the portfolio; AA+ – 24%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of June 30, 2025.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $2.9 million as of June 30, 2025 and $3.1 million as of December 31, 2024, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $32.5 million as of June 30, 2025 and $28.6 million as of December 31, 2024, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $86.4 million and $87.2 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of June 30, 2025 and December 31, 2024, respectively. Unsecured balances were $46.4 million and $42.4 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. Acquired loans, including those acquired in a business combination, are evaluated to determine if they have experienced more-than-insignificant deterioration in credit quality since origination. When the condition exists, these loans are referred to as purchased credit deteriorated (“PCD”). An allowance is recognized for a PCD loan by adding it to the purchase price or fair value in a business combination. There is no provision for credit losses recognized upon acquisition of a PCD loan since the initial allowance is established through purchase accounting. After initial recognition, the accounting for a PCD loan follows the credit loss model that applies to the loan category. Purchased financial loans that do not have a more-than-significant deterioration in credit quality since origination are accounted for in a manner consistent with originated loans. An allowance for credit losses is recorded with a corresponding charge to provision for credit losses. Subsequent to the acquisition date, the methods utilized to estimate the required ACL for these loans is similar to the method used for organically originated loans. There were no loans purchased with credit deterioration during the three and six months ended June 30, 2025 or the three and six months ended June 30, 2024.

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

	As of June 30, 2025
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$122,335	$278,947	$64,137	$245,311	$710,730
Commercial	235,633	397,712	298,200	35,564	967,109
Construction	292,906	41,321	8,962	—	343,189
Commercial and Industrial	248,602	110,346	118,103	116,228	593,279
Credit card	131,029	—	—	—	131,029
Other consumer	1,290	276	1,161	—	2,727
Total portfolio loans, gross	$1,031,795	$828,602	$490,563	$397,103	$2,748,063

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$394,565	$193,830	$588,395
Commercial			413,085	318,391	731,476
Construction			4,508	45,775	50,283
Commercial and Industrial			103,006	241,671	344,677
Other consumer			218	1,219	1,437
Total portfolio loans, gross			$915,382	$800,886	$1,716,268
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of June 30, 2025
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$189,470	$1,648	57.4%	Not Applicable	6.9%

Retail	$160,802	$1,729	56.8%	32.5%	5.9%
Mixed use	135,106	1,710	52.9	27.3	4.9
Hotel	68,538	4,569	51.7	13.8	2.5
Industrial	64,290	1,128	52.4	13.0	2.3
Office	26,841	994	57.0	5.4	1.0
Other(2)	39,764	1,729	54.7	8.0	1.4
Total non-owner-occupied commercial real estate loans	$495,341	$1,685	54.3%	100.0%	18.0%
Total portfolio loans, gross	$2,748,063
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of June 30, 2025
(in thousands)	2025	2026	2027	2028	2029 and Onwards	Total
Loan type:
Multi-family	$8,178	$16,191	$20,567	$39,281	$58,585	$142,802

Retail	$16,284	$10,766	$19,078	$2,081	$39,404	$87,613
Mixed use	5,961	22,734	9,338	4,837	18,913	61,783
Industrial	7,934	7,984	8,083	1,844	16,643	42,488
Hotel	135	—	—	—	21,821	21,956
Office	2,907	499	2,911	163	10,455	16,935
Other	6,073	4,640	6,714	—	3,807	21,234
Total fixed rate non-owner-occupied commercial real estate loans	$39,294	$46,623	$46,124	$8,925	$111,043	$252,009
Owner-occupied commercial real estate loans

	As of June 30, 2025
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$115,553	$1,298	56.4%	26.5%	4.2%
Office	52,366	655	58.4	12.0	1.9
Retail	52,004	703	61.0	11.9	1.9
Mixed use	18,349	1,223	68.1	4.2	0.7
Other(3)	198,149	1,708	61.2	45.4	7.2
Total owner-occupied commercial real estate loans	$436,421	$1,166,901	59.9%	100.0%	15.9%
Total portfolio loans, gross	$2,748,063

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of June 30, 2025
(in thousands)	2025	2026	2027	2028	2029 and Onwards	Total
Loan type:
Industrial	$865	$9,779	$7,089	$6,914	$34,831	$59,478
Office	2,339	716	2,165	2,417	31,210	38,847
Retail	2,569	572	3,701	10,148	18,568	35,558
Mixed use	—	1,079	879	682	9,780	12,420
Other	15,071	25,017	10,069	1,988	43,470	95,615
Total fixed rate owner-occupied commercial real estate loans	$20,844	$37,163	$23,903	$22,149	$137,859	$241,918
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include a land loan of $12.5 million, skilled nursing loans of $9.7 million, special purpose loans of $9.3 million, and other loans of $8.2 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $86.7 million, skilled nursing loans of $59.6 million, and other loans of $51.9 million.

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
At June 30, 2025, the recorded investment in individually assessed loans was $39.8 million, requiring a specific reserve of $6.5 million. At December 31, 2024, the recorded investment in individually assessed loans was $34.9 million, requiring a specific reserve of $9.3 million. The $34.9 million of individually assessed loans at December 31, 2024 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2024.
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

The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Real estate:
Residential	0.95%	1.01%	1.00%	1.26%	95%	80%
Commercial	1.47	1.70	1.24	1.52	119	112
Construction	0.99	0.93	2.66	1.34	37	69
Commercial and Industrial	2.74	2.95	1.34	0.54	204	552
Credit card	5.15	4.93	—	—	—	—
Other consumer	0.18	0.72	—	—	—	—
Total	1.73%	1.85%	1.32%	1.15%	131%	161%

Total charge-offs for the six months ended June 30, 2025 and for the same period in 2024 were primarily comprised of credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three Months Ended June 30,
	2025			2024
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$—	$711,116	—%	$409	$591,482	—%
Commercial	1,695	953,517	0.71	—	750,037	—
Construction	264	341,691	0.31	—	288,219	—
Commercial and Industrial	1,065	605,007	0.71	4	247,599	0.01
Credit card	2,064	121,414	6.82	1,522	111,288	5.50
Other consumer	—	1,120	—	—	4,005	—
Total	$5,088	$2,733,865	0.75%	$1,935	$1,992,630	0.39%
_____________
(1)    Annualized.

	Six Months Ended June 30,
	2025			2024
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$—	$699,884	—%	$634	$582,074	—%
Commercial	1,695	937,295	0.36	—	728,459	—
Construction	264	332,034	0.16	—	292,027	—
Commercial and Industrial	1,212	592,758	0.41	102	243,057	0.08
Credit card	4,361	120,076	7.32	3,186	110,885	5.78
Other consumer	—	2,216	—	—	3,499	—
Total	$7,532	$2,684,263	0.57%	$3,922	$1,960,001	0.40%
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

	June 30, 2025		December 31, 2024
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$6,772	14%	$6,945	14%
Commercial	14,262	30	16,041	33
Construction	3,410	7	2,973	6
Commercial and Industrial	16,249	35	16,377	33
Credit card	6,749	14	6,301	14
Other consumer	5	—	15	—
Total allowance for credit losses	$47,447	100%	$48,652	100%
_______________
(1)Loan category as a percentage of total portfolio loans.

Total Liabilities
Total liabilities at June 30, 2025 increased $156.9 million from December 31, 2024, due to growth in the deposit portfolio of $178.8 million.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including noninterest-bearing demand, interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial relationship managers. Our credit card customers are a significant source of low cost deposits. As of June 30, 2025 and December 31, 2024, our credit card customers accounted for $168.9 million and $166.4 million, or 20.2% and 20.5%, respectively, of our total noninterest-bearing deposit balances.

Major deposit categories are as follows:

Deposits
(in thousands)	June 30, 2025	December 31, 2024
Interest-bearing demand accounts	$319,431	$238,881
Savings	12,879	13,488
Money markets	960,237	816,708
Customer time deposits	541,079	548,901
Brokered time deposits	270,133	333,033
Total Interest-bearing deposits	2,103,759	1,951,011
Noninterest-bearing demand accounts	836,979	810,928
Total deposits	$2,940,738	$2,761,939
The Company had $270.1 million in brokered deposits at June 30, 2025 compared to $333.0 million at December 31, 2024.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest product concentrations in the deposit portfolio. As of June 30, 2025, these product concentrations represented 6% and 14% of deposits, respectively. As of December 31, 2024, these deposits represented 6% and 11% of deposits, respectively.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2025		For the Year Ended December 31, 2024
(in thousands)	Average Balance	Average Rate(1)	Average Balance	Average Rate
Interest-bearing demand accounts	$262,226	0.58%	$221,437	0.45%
Savings	13,123	0.52	6,732	0.40
Money market accounts	897,532	3.46	704,002	4.08
Time deposits	838,151	4.09	561,369	4.70
Total interest-bearing deposits	2,011,032	3.33	1,493,540	3.76
Noninterest-bearing demand accounts	793,888		675,360
Total deposits	$2,804,920	2.39%	$2,168,900	2.59%
_____________
(1)    Annualized.

Deposit costs decreased 20 basis points during the six months ended June 30, 2025, as compared to the year ended December 31, 2024, primarily driven by a lower interest rate environment.
Noninterest-bearing deposits represented 28.5% of total deposits at June 30, 2025 compared to 29.4% at December 31, 2024. Insured and protected (including deposits that are indirectly protected under the product terms) deposits were approximately $2.1 billion as of June 30, 2025, representing 69.9% of the Company’s deposit portfolio. The insured and protected amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

The following table presents the maturities of our certificates of deposit, including brokered and customer deposits as of June 30, 2025.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$65,189	$96,042	$62,989	$9,381	$233,601
Less than $250,000	168,970	146,732	136,117	125,791	577,610
Total	$234,159	$242,774	$199,106	$135,172	$811,211
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Total borrowings of $34.1 million at June 30, 2025 remained the same compared to December 31, 2024.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2025, approximately $694.4 million in real estate loans and $126.8 million of investment securities were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $650.0 million. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2025, we had $22.0 million in outstanding advances and $628.0 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At June 30, 2025, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At June 30, 2025, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of June 30, 2025, the rate for the Floating Rate Debentures was 6.45%.
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
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $122.6 million as of June 30, 2025. Certain investment securities and commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). As of March 31, 2024, participation in the BTFP had concluded and the Company had no outstanding balances under the BTFP at June 30, 2024.
Other Borrowings. The Company also has available lines of credit of $76.0 million with other correspondent banks at June 30, 2025, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at June 30, 2025.

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
As of June 30, 2025, we had $628.0 million of available borrowing capacity from the FHLB, $122.6 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program from certain pledged investment securities and commercial loans under this arrangement and available lines of credit of $76.0 million with other correspondent banks. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $8.2 million at June 30, 2025. Cash and cash equivalents were $274.6 million at June 30, 2025.
Capital Resources
Stockholders’ equity increased $24.9 million for the period ended June 30, 2025 compared to December 31, 2024 largely due to net income of $27.1 million for the six months ended June 30, 2025. Shares repurchased during the three months ended June 30, 2025 as part of the Company’s stock repurchase program totaled 93,170 shares at an average price of $26.66, for a total cost of $2.5 million including commissions. Shares repurchased and retired for the six months ended June 30, 2025, as part of the Company’s stock repurchase program, totaled 115,355 shares at an average price of $26.89, for a total cost of $3.1 million including commissions. There is $11.9 million remaining to be repurchased under the authorized and approved stock repurchase plan. The stock repurchase program will expire on Februray 28, 2026, but may be limited or terminated at any time without prior notice.

The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $8.1 million at June 30, 2025 and $11.5 million at December 31, 2024. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 4 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available-for-sale for credit losses at June 30, 2025.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 10.22% at June 30, 2025 and 11.07% at December 31, 2024.
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
As of June 30, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$356,564	10.90%	$130,824	4.00%	$163,530	5.00%
Tier 1 capital (to risk-weighted assets)	356,564	13.66	156,663	6.00	208,884	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	354,502	13.58	117,497	4.50	169,718	6.50
Total capital ratio (to risk-weighted assets)	399,400	15.30	208,884	8.00	261,105	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$302,233	9.39%	$128,734	4.00%	$160,917	5.00%
Tier 1 capital (to risk-weighted assets)	302,233	11.87	152,766	6.00	203,689	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	302,233	11.87	114,575	4.50	165,497	6.50
Total capital ratio (to risk-weighted assets)	334,260	13.13	203,689	8.00	254,611	10.00

December 31, 2024
The Company
Tier 1 leverage ratio (to average assets)	$346,840	11.07%	$125,348	4.00%	$156,685	5.00%
Tier 1 capital (to risk-weighted assets)	346,840	13.83	150,512	6.00	200,683	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	344,778	13.74	112,884	4.50	163,055	6.50
Total capital ratio (to risk-weighted assets)	388,425	15.48	200,683	8.00	250,853	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$283,828	9.17%	$123,818	4.00%	$154,772	5.00%
Tier 1 capital (to risk-weighted assets)	281,563	11.54	146,451	6.00	195,268	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	281,563	11.54	109,838	4.50	158,655	6.50
Total capital ratio (to risk-weighted assets)	312,304	12.79	195,268	8.00	244,085	10.00
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

	As of June 30, 2025	As of December 31, 2024
(in thousands)
Unfunded lines of credit	$394,352	$403,029
Letters of credit	3,122	3,122
Commitment to fund other investments	2,714	2,714
Total credit extension commitments	$400,188	$408,865
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

Core Earnings Metrics	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net Income	$13,136	$8,205	$27,068	$14,767
Add: Merger-Related Expenses, net of tax	1,070	62	2,034	600
Core Net Income	$14,206	$8,267	$29,102	$15,367

Weighted average common shares - Diluted	16,802	13,895	16,872	13,907
Earnings per share - Diluted	$0.78	$0.59	$1.60	$1.06
Core Earnings per share - Diluted	$0.85	$0.59	$1.72	$1.10

Average Assets	$3,292,533	$2,353,868	$3,257,443	$2,326,551
Return on Average Assets(1)	1.60%	1.40%	1.68%	1.28%
Core Return on Average Assets(1)	1.73%	1.41%	1.80%	1.33%

Average Equity	$371,795	$263,425	$367,479	$261,159
Return on Average Equity(1)	14.17%	12.53%	14.85%	11.37%
Core Return on Average Equity(1)	15.33%	12.62%	15.97%	11.83%

Net Interest Income (a)	$47,646	$37,057	$93,693	$72,065
Noninterest Income	13,106	6,890	25,655	12,862
Total Revenue	$60,752	$43,947	$119,348	$84,927
Noninterest Expense	$39,572	$29,493	$77,625	$58,980
Efficiency Ratio(2)	65.14%	67.11%	65.04%	69.45%

Noninterest Income	$13,106	$6,890	$25,655	$12,862
Core Noninterest Income (b)	13,106	6,890	25,655	12,862
Core Revenue (a) + (b)	$60,752	$43,947	$119,348	$84,927

Noninterest Expense	$39,572	$29,493	$77,625	$58,980
Less: Merger-Related Expenses	1,398	83	2,664	795
Core Noninterest Expense	$38,174	$29,410	$74,961	$58,185
Core Efficiency Ratio (2)	62.84%	66.92%	62.81%	68.51%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Commercial Bank Net Interest Margin	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Commercial Bank Net Interest Income	$33,073	$21,223	$64,588	$41,268
Average Interest Earning Assets	3,176,544	2,307,070	3,138,661	2,280,867
Less: Average Non-Commercial Bank Interest Earning Assets	132,196	119,801	130,248	118,000
Average Commercial Bank Interest Earning Assets	$3,044,348	$2,187,269	$3,008,413	$2,162,867
Commercial Bank Net Interest Margin	4.36%	3.90%	4.33%	3.84%

Commercial Bank Portfolio Loans Receivable Yield	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Portfolio Loans Receivable Interest Income	$60,647	$48,143	$119,100	$94,051
Less: Credit Card Loan Income	14,116	15,205	28,264	29,662
Commercial Bank Portfolio Loans Receivable Interest Income	$46,531	$32,938	$90,836	$64,389
Average Portfolio Loans Receivable	2,733,865	1,992,630	2,684,263	1,960,001
Less: Average Credit Card Loans	121,414	111,288	120,076	110,885
Total Commercial Bank Average Portfolio Loans Receivable	$2,612,451	$1,881,342	$2,564,187	$1,849,116
Commercial Bank Portfolio Loans Receivable Yield	7.14%	7.04%	7.14%	7.00%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net Income	$13,136	$8,205	$27,068	$14,767
Add: Income Tax Expense	3,963	2,728	8,328	4,790
Add: Provision for Credit Losses	4,081	3,417	6,327	6,144
Add: Provision for Credit Losses on Unfunded Commitments	—	104	—	246
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$21,180	$14,454	$41,723	$25,947

Core PPNR	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net Income	$13,136	$8,205	$27,068	$14,767
Add: Income Tax Expense	3,963	2,728	8,328	4,790
Add: Provision for Credit Losses	4,081	3,417	6,327	6,144
Add: Provision for Credit Losses on Unfunded Commitments	—	104	—	246
Add: Merger-Related Expenses	1,398	83	2,664	795
Core PPNR	$22,578	$14,537	$44,387	$26,742

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	June 30, 2025	December 31, 2024

Allowance for Credit Losses	$47,447	$48,652
Total Portfolio Loans	2,739,808	2,630,163
Allowance for Credit Losses to Total Portfolio Loans	1.73%	1.85%

Commercial Bank Allowance for Credit Losses to Commercial Bank Portfolio Loans
(in thousands)	June 30, 2025	December 31, 2024

Allowance for Credit Losses	$47,447	$48,652
Less: Credit Card Allowance for Credit Losses	6,762	6,402
Commercial Bank Allowance for Credit Losses	$40,685	$42,250
Total Portfolio Loans	2,739,808	2,630,163
Less: Gross Credit Card Loans	126,233	122,928
Commercial Bank Portfolio Loans	$2,613,575	$2,507,235
Commercial Bank Allowance for Credit Losses to Total Portfolio Loans	1.56%	1.70%

Nonperforming Assets to Total Assets
(in thousands)	June 30, 2025	December 31, 2024

Total Nonperforming Assets	$36,167	$30,241
Total Assets	3,388,662	3,206,911
Nonperforming Assets to Total Assets	1.07%	0.94%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	June 30, 2025	December 31, 2024

Total Nonperforming Loans	$36,167	$30,241
Total Portfolio Loans	2,739,808	2,630,163
Nonperforming Loans to Total Portfolio Loans	1.32%	1.15%

Net Charge-Offs to Average Portfolio Loans	Three Months Ended
(in thousands)	June 30, 2025	December 31, 2024

Total Net Charge-Offs	$5,088	$2,427
Total Average Portfolio Loans	2,733,865	2,592,960
Net Charge-Offs to Average Portfolio Loans, Annualized	0.75%	0.37%

Tangible Book Value per Share
(in thousands, except share and per share data)	June 30, 2025	December 31, 2024

Total Stockholders' Equity	$380,035	$355,139
Less: Preferred Equity	—	—
Less: Intangible Assets	37,773	36,943
Tangible Common Equity	$342,262	$318,196
Period End Shares Outstanding	16,581,990	16,662,626
Tangible Book Value per Share	$20.64	$19.10

Return on Average Tangible Common Equity	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net Income	$13,136	$8,205	$27,068	$14,767
Add: Intangible Amortization, Net of Tax	200	—	399	—
Net Tangible Income	$13,336	$8,205	$27,467	$14,767
Average Equity	371,795	263,425	367,479	261,159
Less: Average Intangible Assets	39,552	—	38,232	—
Net Average Tangible Common Equity	$332,243	$263,425	$329,247	$261,159
Return on Average Equity	14.17%	12.53%	14.85%	11.37%
Return on Average Tangible Common Equity	16.10%	12.53%	16.82%	11.37%

Core Return on Average Tangible Common Equity	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net Income, as Adjusted	$14,206	$8,267	$29,102	$15,367
Add: Intangible Amortization, Net of Tax	200	—	399	—
Core Net Tangible Income	$14,406	$8,267	$29,501	$15,367
Core Return on Average Tangible Common Equity	17.39%	12.62%	18.07%	11.83%

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

INTEREST SENSITIVITY GAP

June 30, 2025	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$1,188,314	$149,044	$392,417	$1,729,775	$1,030,958	$2,760,733
Securities	1,853	16,228	72,115	90,196	145,770	235,966
Interest-bearing deposits at other financial institutions	247,704	—	—	247,704	—	247,704
Federal funds sold	59	—	—	59	—	59
Total earning assets	$1,437,930	$165,272	$464,532	$2,067,734	$1,176,728	$3,244,462

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$19,361	$38,721	$174,246	$232,328	$1,060,219	$1,292,547
Time deposits	72,813	162,649	440,589	676,051	135,161	811,212
Total interest-bearing deposits	92,174	201,370	614,835	908,379	1,195,380	2,103,759
FHLB Advances	—	—	22,000	22,000	—	22,000
Other borrowed funds	—	2,062	10,000	12,062	—	12,062
Total interest-bearing liabilities	$92,174	$203,432	$646,835	$942,441	$1,195,380	$2,137,821

Period gap	$1,345,756	$(38,160)	$(182,303)	$1,125,293	$(18,652)	$1,106,641
Cumulative gap	1,345,756	1,307,596	1,125,293	1,125,293	1,106,641
Ratio of cumulative gap to total earning assets	41.48%	40.30%	34.68%	34.68%	34.11%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2025:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2025	(13.6)%	(10.3)%	(7.3)%	(3.8)%	0.0%	4.1%	8.2%	12.1%	16.1%
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
The following table illustrates the results of our EVE analysis as of June 30, 2025.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2025	(25.3)%	(15.4)%	(8.0)%	(3.2)%	0.0%	2.0%	3.1%	4.6%	5.7%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended June 30, 2025.
On February 21, 2025, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $15 million of its Common Stock, or an aggregate of 483,559 shares of Common Stock. The new stock repurchase program will expire on February 28, 2026, but may be limited or terminated at any time without prior notice.
During the three months ended June 30, 2025, the Company repurchased Common Stock under the stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	93,170	$26.66	115,355	$11,898,273
May 1, 2025 to May 31, 2025	—	—	115,355	11,898,273
June 1, 2025 to June 30, 2025	—	—	115,355	11,898,273

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), or adopted or terminated any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. EXHIBITS.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated March 27, 2024, by and between the Company and Integrated Financial Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 1, 2024).

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 23, 2023).
10.1	Second Amendment to Employment Agreement, dated May 5, 2025, between Capital Bank, N.A. and Steven Poynot (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2025).
10.2	First Amendment to Employment Agreement, dated May 5, 2025, between Capital Bank, N.A. and Dominic Canuso (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 9, 2025).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended June 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: August 8, 2025	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By: /s/ Dominic C. Canuso
Name: Dominic C. Canuso
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

