Form 10-Q
period 2025-09-30
Capital Bancorp Inc
filed 2025-11-10
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2025         OR
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

As of November 6, 2025, the Company had 16,520,863 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
Table of Contents

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$25,724	$25,433
Interest-bearing deposits at other financial institutions	163,078	179,841
Federal funds sold	59	58
Total cash and cash equivalents	188,861	205,332
Investment securities available-for-sale	232,640	223,630
Restricted investments	7,057	4,479
Loans held for sale	19,679	21,270
Portfolio loans receivable, net of deferred fees and costs	2,821,983	2,630,163
Less allowance for credit losses	(53,045)	(48,652)
Total portfolio loans held for investment, net	2,768,938	2,581,511
Premises and equipment, net	15,304	15,525
Accrued interest receivable	19,011	16,664
Goodwill	25,969	21,126
Intangible assets	13,457	14,072
Core deposit intangibles	1,576	1,745
Loan servicing assets	2,070	5,511
Deferred tax asset	14,885	16,670
Bank owned life insurance	45,105	43,956
Other assets	34,890	35,420
Total assets	$3,389,442	$3,206,911

Liabilities
Deposits
Noninterest-bearing	$857,543	$810,928
Interest-bearing	2,054,510	1,951,011
Total deposits	2,912,053	2,761,939
Federal Home Loan Bank advances	22,000	22,000
Other borrowed funds	12,062	12,062
Accrued interest payable	8,045	9,393
Other liabilities	40,512	46,378
Total liabilities	2,994,672	2,851,772

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 16,589,241 issued and outstanding at September 30, 2025; 16,662,626 issued and outstanding at December 31, 2024	166	167
Additional paid-in capital	127,359	128,598
Retained earnings	274,041	237,843
Accumulated other comprehensive loss	(6,796)	(11,469)
Total stockholders' equity	394,770	355,139
Total liabilities and stockholders' equity	$3,389,442	$3,206,911

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income
Loans, including fees	$60,838	$50,047	$180,339	$144,313
Investment securities available-for-sale	1,805	1,343	5,248	3,902
Federal funds sold and other	2,248	1,220	6,650	3,379
Total interest income	64,891	52,610	192,237	151,594

Interest expense
Deposits	12,732	13,902	45,966	39,785
Borrowed funds	139	354	558	1,390
Total interest expense	12,871	14,256	46,524	41,175

Net interest income	52,020	38,354	145,713	110,419
Provision for credit losses	4,650	3,748	10,977	9,892
Provision for credit losses on unfunded commitments	217	17	217	263
Net interest income after provision for credit losses	47,153	34,589	134,519	100,264

Noninterest income
Service charges on deposits	425	235	945	642
Credit card fees	4,509	4,055	12,529	12,266
Mortgage banking revenue	1,927	1,882	5,512	5,325
Government lending revenue	14	—	4,222	—
Government loan servicing revenue	4,265	—	11,477	—
Loan servicing rights (government guaranteed)	368	—	250	—
Other income	(440)	463	1,788	1,264
Total noninterest income	11,068	6,635	36,723	19,497

Noninterest expenses
Salaries and employee benefits	17,728	13,345	54,255	39,524
Occupancy and equipment	2,849	1,791	8,754	5,268
Professional fees	2,131	1,980	6,665	5,696
Data processing	7,654	6,930	22,286	20,479
Advertising	1,714	1,223	4,864	5,327
Loan processing	1,114	615	2,836	1,462
Foreclosed real estate expenses, net	—	1	1	2
Merger-related expenses	697	520	3,361	1,315
Operational losses	923	1,008	2,759	2,721
Regulatory assessment expenses	740	483	2,513	1,384
Other operating	2,804	1,829	7,685	5,527
Total noninterest expenses	38,354	29,725	115,979	88,705
Income before income taxes	19,867	11,499	55,263	31,056
Income tax expense	4,802	2,827	13,130	7,617
Net income	$15,065	$8,672	$42,133	$23,439

Basic earnings per share	$0.91	$0.62	$2.54	$1.69
Diluted earnings per share	$0.89	$0.62	$2.50	$1.69

Weighted average common shares outstanding:
Basic	16,585,538	13,913,639	16,611,360	13,909,090
Diluted	16,844,035	13,950,900	16,850,292	13,909,090

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$15,065	$8,672	$42,133	$23,439

Other comprehensive income:
Unrealized gain on investment securities available-for-sale	1,740	5,929	6,170	6,024
Income tax expense relating to the items above	(424)	(1,423)	(1,497)	(1,535)
Other comprehensive income	1,316	4,506	4,673	4,489
Comprehensive income	$16,381	$13,178	$46,806	$27,928

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2023	13,922,532	$139	$54,473	$213,345	$(13,097)	$254,860
Net income	—	—	—	6,562	—	6,562
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(537)	(537)
Stock options exercised, net of shares withheld for purchase price	10,171	—	146	(39)	—	107
Shares issued as compensation	24,729	—	537	(22)	—	515
Stock-based compensation	—	—	472	—	—	472
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,115)	—	(1,115)
Shares repurchased and retired	(67,869)	—	(1,399)	—	—	(1,399)
Balance, March 31, 2024	13,889,563	$139	$54,229	$218,731	$(13,634)	$259,465
Net income	—	—	—	8,205	—	8,205
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	520	520
Stock options exercised, net of shares withheld for purchase price	20,438	—	293	—	—	293
Shares issued as compensation	466	—	8	—	—	8
Stock-based compensation	—	—	475	—	—	475
Cash dividends to stockholders ($0.08 per share)	—	—	—	(1,112)	—	(1,112)
Balance, June 30, 2024	13,910,467	$139	$55,005	$225,824	$(13,114)	$267,854
Net income	—	—	—	8,672	—	8,672
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	4,506	4,506
Stock options exercised, net of shares withheld for purchase price	7,424	—	105	(110)	—	(5)
Shares issued as compensation	—	—	—	—	—	—
Stock-based compensation	—	—	475	—	—	475
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,391)	—	(1,391)
Balance, September 30, 2024	13,917,891	$139	$55,585	$232,995	$(8,608)	$280,111

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2024	16,662,626	$167	$128,598	$237,843	$(11,469)	$355,139
Net income	—	—	—	13,932	—	13,932
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	2,262	2,262
Stock options exercised, net of shares withheld for purchase price	10,396	—	164	(121)	—	43
Shares issued as compensation	6,331	—	141	(63)	—	78
Stock-based compensation	—	—	407	—	—	407
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,666)	—	(1,666)
Shares repurchased and retired	(22,185)	—	(618)	—	—	(618)
Balance, March 31, 2025	16,657,168	$167	$128,692	$249,925	$(9,207)	$369,577
Net income	—	—	—	13,136	—	13,136
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	1,095	1,095
Stock options exercised, net of shares withheld for purchase price	17,958	—	273	(310)	—	(37)
Shares issued as compensation	34	—	1	—	—	1
Stock-based compensation	—	—	478	—	—	478
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,658)	—	(1,658)
Shares repurchased and retired	(93,170)	(1)	(2,556)	—	—	(2,557)
Balance, June 30, 2025	16,581,990	$166	$126,888	$261,093	$(8,112)	$380,035
Net income	—	—	—	15,065	—	15,065
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	1,316	1,316
Stock options exercised, net of shares withheld for purchase price	6,417	—	109	(126)	—	(17)
Shares issued as compensation	834	—	17	—	—	17
Stock-based compensation	—	—	345	—	—	345
Cash dividends to stockholders ($0.12 per share)	—	—	—	(1,991)	—	(1,991)
Balance, September 30, 2025	16,589,241	$166	$127,359	$274,041	$(6,796)	$394,770

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$42,133	$23,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	10,977	9,892
Provision for credit losses on unfunded commitments	217	263
Provision for (release of) mortgage put-back reserve, net	53	(53)
Net (accretion) amortization on investment securities available-for-sale	(39)	53
Premises and equipment depreciation	900	246
Lease asset amortization (reversal)	1,274	(997)
Amortization of intangible assets	784	—
Increase in cash surrender value of BOLI	(1,149)	(1,068)
Net decrease in loan servicing assets	1,334	—
Executive long-term incentive plan expense	682	428
Stock-based compensation expense	1,230	1,422
Director and employee compensation paid in Company stock	1,029	523
Deferred income tax expense (benefit)	1,547	(31)
Valuation allowance on derivatives	695	9
Increase in valuation of loans held for sale carried at fair value	(45)	(32)
Proceeds from sales of loans held for sale	267,575	161,320
Originations of loans held for sale	(261,717)	(173,361)
Government lending revenue	(4,222)	—
Changes in assets and liabilities:
Accrued interest receivable	(2,347)	(974)
Taxes payable	(4,985)	(329)
Other assets	(379)	(15,551)
Accrued interest payable	(1,348)	2,920
Other liabilities	(2,931)	903
Net cash provided by operating activities	51,268	9,022

Cash flows from investing activities
Purchases of securities available-for-sale	(35,160)	(33,130)
Proceeds from calls and maturities of securities available-for-sale	32,359	38,730
Net purchases of restricted investments	(2,578)	(1,542)
Net increase in portfolio loans receivable	(202,116)	(210,811)
Net purchases of premises and equipment	(1,953)	(139)
Net cash used in investing activities	(209,448)	(206,892)

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	46,615	100,747
Interest-bearing deposits	103,499	189,481
Federal Home Loan Bank advances	—	30,000
Other borrowed funds	—	(15,000)
Dividends paid	(5,315)	(3,618)
Repurchase of common stock	(3,175)	(1,399)
Net proceeds from exercise of stock	85	395
Net cash provided by financing activities	141,709	300,606

Net (decrease) increase in cash and cash equivalents	(16,471)	102,736

Cash and cash equivalents, beginning of year	205,332	53,964

Cash and cash equivalents, end of period	$188,861	$156,700

Noncash investing and financing activities:
Change in unrealized gains on investments	$6,170	$6,024
Goodwill measurement period adjustment	$4,657	$—

Cash paid during the period for:
Taxes	$15,940	$8,471
Interest	$47,872	$38,255

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
The Company issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions. Windsor Advantage™, a wholly-owned subsidiary of the Company, is a loan service provider that offers community banks and credit unions a comprehensive U.S. Small Business Association (“SBA”) 7(a) and U.S. Department of Agriculture (“USDA”) lending platform. The Company originates residential mortgages for sale in the secondary market through CBHL, the Bank’s residential mortgage banking arm.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly-owned subsidiaries, the Bank, Windsor Advantage™, and Church Street Capital, LLC (“CSC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The primary reference point for the estimates is on historical experience and assumptions believed to be reasonable regarding the value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our significant accounting policies during the three and nine months ended September 30, 2025.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
In September 2025, the FASB issued Accounting Standards Update 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 makes targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027, and interim reporting periods in those years, with early adoption permitted. The Company will update its software capitalization policy upon adoption.
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
Subsequent events:
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. For further information on subsequent events related to the Company’s redemption of Other borrowed funds and the Company’s quarterly dividend, refer to Note 10.
Note 2 - Acquisition
Acquisition of Integrated Financial Holdings, Inc.
On October 1, 2024, the Company completed its acquisition of Integrated Financial Holdings, Inc. (“IFH”). IFH merged with and into the Company, with the Company continuing as the surviving corporation in the acquisition. Immediately following the acquisition, West Town Bank & Trust, merged with and into Capital Bank, with Capital Bank as the surviving bank. During the first quarter of 2025, the Company converted IFH’s banking systems and operations onto Capital Bank’s platforms.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Acquisition (continued)
The following table summarizes the consideration paid for IFH and the amounts of the assets acquired and liabilities assumed at the October 1, 2024 acquisition date:

Purchase Price Consideration and Net Assets Acquired	Preliminary October 1, 2024	Measurement Period Adjustments	Final September 30, 2025
(dollars in thousands, except shares issued and price per share)
Common share consideration
Shares of common stock issued	2,631,847	—	2,631,847
Price per share on September 30, 2024	$25.71	$—	$25.71
Common stock consideration	$67,665	$—	$67,665
Cash consideration	12,652	—	12,652
Consideration for other equity instruments	3,199	—	3,199
Purchase price consideration	$83,516	$—	$83,516

Assets
Cash and cash equivalents	$77,822	$—	$77,822
Investment securities available-for-sale	1,019	—	1,019
Loans held for sale	41,723	—	41,723
Portfolio loans held for investment, net	362,180	(3,712)	358,468
Premises and equipment, net	7,104	—	7,104
Customer list intangible	12,200	—	12,200
Trade name intangible	2,100	—	2,100
Core deposits intangible	1,779	—	1,779
Loan servicing assets	4,515	(2,107)	2,408
Deferred tax asset	9,324	1,297	10,621
Bank owned life insurance	4,779	—	4,779
Other assets	13,731	—	13,731
Total assets acquired	$538,276	$(4,522)	$533,754

Liabilities
Deposits	$458,952	$—	$458,952
Other liabilities	16,934	321	17,255
Total liabilities assumed	$475,886	$321	$476,207

Total identifiable net assets	$62,390	$(4,843)	$57,547

Goodwill	$21,126	$4,843	$25,969
The assets purchased and liabilities assumed in the acquisition were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. The Company adjusted those estimates as additional information pertaining to events or circumstances present at the closing date became available during the measurement period. During the nine months ended September 30, 2025, the Company’s estimates of assets and liabilities resulted in a $4.8 million increase to Goodwill at September 30, 2025, as compared to December 31, 2024. The adjustments were primarily related to loan adjustments of $3.7 million, fair value adjustments for servicing assets of $2.1 million, and a corresponding $1.3 million adjustment for the related deferred tax assets, and $0.3 million related to unaccrued payables and other liabilities. The Company’s acquisition of IFH is discussed in detail in Note 2 “Business Combination” in the “Notes to the Consolidated Financial Statements” contained in Part II. Item

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Acquisition (continued)
8 "Financial Statements and Supplementary Data" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
During the three months ended September 30, 2025 and 2024, the Company incurred merger-related expenses related to the acquisition of IFH totaling $0.7 million and $0.5 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred merger-related expenses totaling $3.4 million and $1.3 million, respectively.
Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses (“ACL”) of securities available-for-sale at September 30, 2025 and December 31, 2024, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
U.S. Treasuries	$142,562	$131	$(6,152)	$—	$136,541
Municipal	15,617	33	(1,871)	—	13,779
Corporate	5,000	—	(208)	—	4,792
Asset-backed securities	5,152	56	—	—	5,208
Mortgage-backed securities	73,255	406	(1,341)	—	72,320
Total	$241,586	$626	$(9,572)	$—	$232,640

December 31, 2024
U.S. Treasuries	$136,831	$42	$(10,038)	$—	$126,835
Municipal	11,698	5	(2,420)	—	9,283
Corporate	5,000	—	(289)	—	4,711
Asset-backed securities	5,501	25	—	—	5,526
Mortgage-backed securities	79,939	2	(2,666)	—	77,275
Total	$238,969	$74	$(15,413)	$—	$223,630
There were no securities sold during the nine months ended September 30, 2025 or the nine months ended September 30, 2024. There was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2025 and December 31, 2024.

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

	September 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$54,258	$53,705	$20,003	$19,882
One to five years	70,557	67,476	97,052	90,570
Five to ten years	35,857	31,982	29,785	25,446
Beyond ten years	2,507	1,949	6,689	4,931
Asset-backed securities(1)	5,152	5,208	5,501	5,526
Mortgage-backed securities(1)	73,255	72,320	79,939	77,275
Total	$241,586	$232,640	$238,969	$223,630
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.
Securities pledged had a carrying amount of $1.0 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively, to secure public deposits.
At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an ACL has not been recorded at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasuries	$19,942	$(2)	$94,736	$(6,150)	$114,678	$(6,152)
Municipal	—	—	8,914	(1,871)	8,914	(1,871)
Corporate	—	—	4,792	(208)	4,792	(208)
Mortgage-backed securities	11,338	(201)	17,757	(1,140)	29,095	(1,341)
Total	$31,280	$(203)	$126,199	$(9,369)	$157,479	$(9,572)

December 31, 2024
U.S. Treasuries	$10,883	$(93)	$111,196	$(9,945)	$122,079	$(10,038)
Municipal	—	—	8,373	(2,420)	8,373	(2,420)
Corporate	—	—	4,711	(289)	4,711	(289)
Mortgage-backed securities	55,243	(901)	18,272	(1,765)	73,515	(2,666)
Total	$66,126	$(994)	$142,552	$(14,419)	$208,678	$(15,413)
As of September 30, 2025, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of September 30, 2025 and concluded there

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 3 - Investment Securities (continued)
were no credit-related declines in fair value. Additional information related to the types of securities held at September 30, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities — There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 76% of the portfolio; AA+ - 24%.
Asset-backed Securities — There are three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of September 30, 2025.

Note 4 - Loan Servicing
Activity for loan servicing rights is as follows for the periods presented:

Loan servicing rights:
(in thousands)	September 30, 2025	December 31, 2024
Balance at beginning of period	$5,511	$—
Additions	968	5,096
Other changes in fair value	(4,409)	415
Balance at end of period	$2,070	$5,511
The loan servicing rights balance consisted of a principal balance of $786 million and $807 million as of September 30, 2025 and December 31, 2024, respectively. The fair value at September 30, 2025 was determined using a discount rate of 13.3%, a weighted average prepayment speed of 16.5% and a weighted average default rate of 0.7%. The fair value at December 31, 2024 was determined using a discount rate of 13.5%, a weighted average prepayment speed of 15.6% and a weighted average default rate of 0.7%. The $4.4 million changes in fair value for loan servicing rights from December 31, 2024 to September 30, 2025 consisted of a negative $2.9 million impact from the fair value adjustment related to the loan servicing portfolio recorded as a measurement period adjustment to the Day-1 purchase accounting and a negative $1.5 million impact from other changes in fair value of the servicing assets post acquisition. The $1.0 million of additions includes $0.8 million to establish the unguaranteed servicing asset as a measurement period adjustment to the Day-1 purchase accounting.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	September 30, 2025		December 31, 2024
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$740,060	26%	$688,552	26%
Commercial	987,519	35	943,019	36
Construction	344,290	12	321,252	12
Commercial and Industrial	619,148	22	554,550	21
Credit card, net of reserve(1)	136,483	5	127,766	5
Other consumer	2,010	—	2,089	—
Portfolio loans receivable, gross	2,829,510	100%	2,637,228	100%
Deferred origination fees, net	(7,527)		(7,065)
Allowance for credit losses	(53,045)		(48,652)
Portfolio loans receivable, net	$2,768,938		$2,581,511
_____________
(1)    Credit card loans are presented net of reserve for interest and fees.

The following tables set forth the changes in the ACL by loan segment class for the three and nine months ended September 30, 2025 and September 30, 2024.
The ACL on loans at September 30, 2025 included $3.4 million on acquired purchased credit deteriorated (“PCD”) loans established as a measurement period adjustment to the Day 1 purchase accounting.

(in thousands)	Beginning Balance	Measurement Period Adjustment for Acquired PCD Loans	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2025
Real estate:
Residential	$6,772	$—	$249	$—	$7	$7,028
Commercial	14,262	—	603	—	—	14,865
Construction	3,410	—	321	—	—	3,731
Commercial and Industrial	16,249	3,424	680	(336)	—	20,017
Credit card	6,749	—	2,797	(2,156)	9	7,399
Other consumer	5	—	—	—	—	5
Total	$47,447	$3,424	$4,650	$(2,492)	$16	$53,045

Nine Months Ended September 30, 2025
Real estate:
Residential	$6,945	$—	$76	$(1)	$8	$7,028
Commercial	16,041	—	519	(1,695)	—	14,865
Construction	2,973	—	1,022	(264)	—	3,731
Commercial and Industrial	16,377	3,424	1,764	(1,597)	49	20,017
Credit card	6,301	—	7,606	(6,524)	16	7,399
Other consumer	15	—	(10)	—	—	5
Total	$48,652	$3,424	$10,977	$(10,081)	$73	$53,045

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2024
Real estate:
Residential	$5,999	$(21)	$4	$—	$5,982
Commercial	11,682	593	(570)	—	11,705
Construction	2,299	305	—	—	2,604
Commercial and Industrial	4,076	577	(368)	2	4,287
Credit card	6,758	2,294	(1,727)	4	7,329
Other consumer	18	—	—	—	18
Total	$30,832	$3,748	$(2,661)	$6	$31,925

Nine Months Ended September 30, 2024
Real estate:
Residential	$5,518	$1,094	$(630)	$—	$5,982
Commercial	10,316	1,959	(570)	—	11,705
Construction	2,271	333	—	—	2,604
Commercial and Industrial	4,406	349	(470)	2	4,287
Credit card	6,087	6,151	(5,019)	110	7,329
Other consumer	12	6	—	—	18
Total	$28,610	$9,892	$(6,689)	$112	$31,925

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of September 30, 2025 and December 31, 2024 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due[1]	Nonaccrual Loans
(in thousands)
September 30, 2025
Real estate:
Residential	$9,584	$2,541	$7,278	$19,403	$720,657	$740,060	$615	$6,551
Commercial	20,590	401	13,320	34,311	953,208	987,519	23	16,687
Construction	307	3,197	9,709	13,213	331,077	344,290	3,196	6,513
Commercial and Industrial	2,376	13,345	15,248	30,969	588,179	619,148	361	22,496
Credit card	7,436	6,477	1,881	15,794	120,689	136,483	1,881	—
Other consumer	—	—	—	—	2,010	2,010	—	—
Total	$40,293	$25,961	$47,436	$113,690	$2,715,820	$2,829,510	$6,076	$52,247

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2024
Real estate:
Residential	$1,656	$4,913	$6,644	$13,213	$675,339	$688,552	$—	$8,652
Commercial	4,957	7,570	7,001	19,528	923,491	943,019	100	14,312
Construction	1,000	415	4,309	5,724	315,528	321,252	—	4,309
Commercial and Industrial	10,981	1,245	1,049	13,275	541,275	554,550	—	2,968
Credit card	6,923	6,561	1,544	15,028	112,738	127,766	1,544	—
Other consumer	—	—	—	—	2,089	2,089	—	—
Total	$25,517	$20,704	$20,547	$66,768	$2,570,460	$2,637,228	$1,644	$30,241
1Accruing Loans 90 or More Days Past Due are well-collateralized and in the process of collection. The balance includes a $3.2 million loan that was collected after September 30, 2025 and is now resolved.
There were $7.8 million and $7.2 million of loans secured by one-to-four family residential properties in the process of foreclosure as of September 30, 2025 and December 31, 2024, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans
(in thousands)

Real estate:
Residential	$6,543	$8	$6,551	$92
Commercial	15,380	1,307	16,687	10
Construction	6,513	—	6,513	490
Commercial and Industrial	13,859	8,637	22,496	394
Total	$42,295	$9,952	$52,247	$986

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Recognized on Nonaccrual Loans

Real estate:
Residential	$8,055	$597	$8,652	$38
Commercial	3,205	11,107	14,312	122
Construction	4,309	—	4,309	144
Commercial and Industrial	247	2,721	2,968	106
Total	$15,816	$14,425	$30,241	$410
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	September 30, 2025	December 31, 2024
Real estate:
Residential	$6,657	$8,780
Commercial	14,862	14,803
Construction	5,232	4,301
Commercial and Industrial	11,235	6,551
Total	$37,986	$34,435
Of the collateral dependent loans as of September 30, 2025, a specific reserve of $8 thousand, $1.3 million and $4.3 million was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2024, a specific reserve of $147 thousand, $4.1 million and $4.8 million was assessed for residential real estate, commercial real estate and commercial and industrial loans.
The Company made no loan modifications on loans to borrowers experiencing financial difficulty during the three months ended September 30, 2025. The Company made one loan modification on loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial and Industrial	44	0.007%	Extended maturity date of one loan which reduced monthly payment amount for the borrower.
Total	$44
The Company made no loan modifications on loans to borrowers experiencing financial difficulty during the three months ended September 30, 2024. The Company made four loan modifications on loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Residential	$760	0.199%	Added 1 year to the life of the loan which reduced monthly payment amount for the borrower; Reduced contractual interest rate from 8.375% to 6.375% on one loan.
Residential - Home Equity	91	0.164%	Added 22 years to the life of the loan which reduced monthly payment amount for the borrower; Reduced contractual interest rate from 10.490% to 6.375% on one loan.
Commercial and Industrial	112	0.044%	Provided 6 months payment deferral to borrower through the Bank’s standard deferral program on one loan; Reduced contractual interest rate from 11.250% to 6.000% on one loan.
Total	$963

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following table presents the payment status of loans that have been modified in the last twelve months:

	September 30, 2025
		Past Due	Past Due
(in thousands)	Current	30-89 Days	90 Days or More	Nonaccrual	Total
Real estate:
Residential	$44	$—	$—	$—	$44
Residential - Home Equity	—	—	—	—	—
Commercial	524	—	—	890	1,414
Commercial and Industrial	2,504	—	—	—	2,504
	$3,072	$—	$—	$890	$3,962
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

September 30, 2025	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential – Real estate
Pass	$163,768	$117,167	$104,384	$110,192	$67,743	$161,696	$—	$724,950
Special Mention	—	—	1,991	2,030	1,232	3,567	—	8,820
Substandard	580	287	—	33	322	5,068	—	6,290
Doubtful	—	—	—	—	—	—	—	—
Total	164,348	117,454	106,375	112,255	69,297	170,331	—	740,060
Commercial – Real estate
Pass	126,825	222,560	57,351	128,644	130,560	249,602	—	915,542
Special Mention	—	—	2,526	39,436	5,718	6,581	—	54,261
Substandard	—	—	5,967	5,989	1,611	4,149	—	17,716
Doubtful	—	—	—	—	—	—	—	—
Total	126,825	222,560	65,844	174,069	137,889	260,332	—	987,519
Construction – Real estate
Pass	65,799	110,579	84,932	44,504	11,615	17,680	—	335,109
Special Mention	—	—	1,000	—	1,668	—	—	2,668
Substandard	—	—	1,976	—	593	3,944	—	6,513
Doubtful	—	—	—	—	—	—	—	—
Total	65,799	110,579	87,908	44,504	13,876	21,624	—	344,290
Commercial and Industrial
Pass	133,635	149,007	98,043	94,645	35,890	71,822	—	583,042
Special Mention	—	202	101	801	129	5,775	—	7,008
Substandard	4,213	326	16,688	1,737	1,525	4,609	—	29,098
Doubtful	—	—	—	—	—	—	—	—
Total	137,848	149,535	114,832	97,183	37,544	82,206	—	619,148
Other consumer
Pass	598	1,176	—	52	54	130	—	2,010
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	598	1,176	—	52	54	130	—	2,010
Credit card
Ungraded	—	—	—	—	—	—	136,483	136,483
Portfolio loans receivable, gross	$495,418	$601,304	$374,959	$428,063	$258,660	$534,623	$136,483	$2,829,510

September 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	1,695	—	1,695
Construction	—	—	—	—	—	264	—	264
Commercial and Industrial	—	15	713	252	8	609	—	1,597
Credit card	—	—	—	—	—	—	6,522	6,522
Total	$—	$15	$713	$252	$8	$2,568	$6,522	$10,078

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2024	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential – Real estate
Pass	$155,867	$129,639	$122,203	$76,906	$69,647	$117,272	$—	$671,534
Special Mention	—	—	2,065	1,242	3,604	—	—	6,911
Substandard	—	—	—	3,422	189	6,496	—	10,107
Doubtful	—	—	—	—	—	—	—	—
Total	155,867	129,639	124,268	81,570	73,440	123,768	—	688,552
Commercial – Real estate
Pass	235,929	61,372	170,611	146,642	92,038	207,631	—	914,223
Special Mention	—	2,300	10,747	5,052	—	788	—	18,887
Substandard	—	—	7,558	—	320	2,031	—	9,909
Doubtful	—	—	—	—	—	—	—	—
Total	235,929	63,672	188,916	151,694	92,358	210,450	—	943,019
Construction – Real estate
Pass	98,942	129,202	46,532	20,634	15,458	6,175	—	316,943
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,252	2,057	—	4,309
Doubtful	—	—	—	—	—	—	—	—
Total	98,942	129,202	46,532	20,634	17,710	8,232	—	321,252
Commercial and Industrial
Pass	129,043	130,647	117,346	42,747	21,356	107,953	—	549,092
Special Mention	232	—	489	—	—	270	—	991
Substandard	—	209	712	205	3,239	102	—	4,467
Doubtful	—	—	—	—	—	—	—	—
Total	129,275	130,856	118,547	42,952	24,595	108,325	—	554,550
Other consumer
Pass	1,226	278	73	95	76	341	—	2,089
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,226	278	73	95	76	341	—	2,089
Credit card
Ungraded	—	—	—	—	—	—	127,766	127,766
Portfolio loans receivable, gross	$621,239	$453,647	$478,336	$296,945	$208,179	$451,116	$127,766	$2,637,228

December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$907	$—	$907
Commercial real estate	—	—	570	—	—	—	—	570
Commercial and Industrial	84	80	306	—	—	136	—	606
Credit card	—	—	—	—	—	—	7,145	7,145
Total	$84	$80	$876	$—	$—	$1,043	$7,145	$9,228

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Unused lines of credit
Real Estate:
Residential	$21,655	$20,996
Residential - Home Equity	42,960	46,900
Commercial	21,812	44,201
Construction	90,818	85,984
Commercial and Industrial	68,813	79,961
Credit card(1)	137,816	124,732
Other consumer	229	255
Total	$384,103	$403,029

Letters of credit	$1,633	$3,122
_______________
(1)Outstanding loan commitments in the credit card portfolio include $98.4 million and $97.2 million in secured and partially secured balances as of September 30, 2025 and December 31, 2024, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at beginning of period	$1,191	$1,052	$1,191	$806
Provision for credit losses on unfunded commitments	217	17	217	263
Balance at end of period	$1,408	$1,069	$1,408	$1,069
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at beginning of period	$2,294	$912	$2,260	$985
Provision for (release of) mortgage loan put-back reserve	19	20	53	(53)
Balance at end of period	$2,313	$932	$2,313	$932
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
The Company determines if an arrangement is a lease at inception. Operating lease Right of Use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 5.10% at September 30, 2025 and 5.08% at December 31, 2024. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of September 30, 2025, the Company’s net lease ROU assets and related lease liabilities were $4.3 million and $4.9 million, respectively, compared to December 31, 2024 balances of $5.3 million of ROU assets and $5.9 million of lease liabilities, and have remaining terms ranging from one to eight years, including extension options that the Company is reasonably certain will be exercised. As of September 30, 2025, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Leases (continued)

(in thousands)	September 30, 2025	December 31, 2024
Lease Right of Use Asset:
Lease asset	$7,124	$6,821
Less: Accumulated amortization	(2,831)	(1,557)
Net lease asset	$4,293	$5,264

Lease Liability:
Lease liability	$7,457	7,154
Less: Accumulated amortization	(2,581)	(1,282)
Net lease liability	$4,876	$5,872
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	September 30, 2025
Amounts due in:
2025	$527
2026	1,951
2027	733
2028	559
2029	534
2030 and thereafter	1,188
Total future lease payments	5,492
Discount of cash flows	(616)
Present value of net future lease payments	$4,876
Note 7 - Goodwill and Intangible Assets
The change in goodwill during the periods ended September 30, 2025 and December 31, 2024 is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Balance at beginning of period	$21,126	$—
Acquired goodwill	—	21,126
Measurement period adjustment	4,843	—
Balance at end of period	$25,969	$21,126
During the nine months ended September 30, 2025, the Company revised the estimate of adjusted servicing assets, acquired PCD loans and other liabilities resulting in a $4.8 million increase in goodwill at September 30, 2025, as compared to December 31, 2024. Goodwill is preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.
At September 30, 2025, the Company’s reporting units include attributable goodwill from the IFH acquisition. The Company has elected to perform a qualitative assessment annually as of October 1 to determine if it is more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Goodwill and Intangible Assets (continued)
Acquired amortizing intangible assets were as follows for the period presented:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer list intangible	$12,200	$(703)	$11,497	$12,200	$(188)	$12,012
Trade name intangible	2,100	(140)	1,960	2,100	(40)	2,060
Core deposits intangible	1,779	(203)	1,576	1,779	(34)	1,745
Total amortized intangible assets	$16,079	$(1,046)	$15,033	$16,079	$(262)	$15,817
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
Amortization expense was $262 thousand for the three months ended September 30, 2025 and $784 thousand for the nine months ended September 30, 2025. There was no amortization expense during the three and nine months ended September 30, 2024.
At September 30, 2025, scheduled amortization of the intangible assets for each of the next five years is as follows:

(in thousands)
2025	$262
2026	1,043
2027	1,038
2028	1,033
2029	1,026
Thereafter	10,631
Total	$15,033

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 as follows:

(in thousands)
September 30, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale
U.S. Treasuries	$136,541	$136,541	$—	$—
Municipal	13,779	—	13,779	—
Corporate	4,792	—	4,792	—
Asset-backed securities	5,208	—	5,208	—
Mortgage-backed securities	72,320	—	72,320	—
Total	$232,640	$136,541	$96,099	$—
Loans held for sale	$19,679	$—	$19,679	$—
Loan servicing assets	$2,070	$—	$2,070	$—

December 31, 2024
Investment securities available-for-sale
U.S. Treasuries	$126,835	$126,835	$—	$—
Municipal	9,283	—	9,283	—
Corporate	4,711	—	4,711	—
Asset-backed securities	5,526	—	5,526	—
Mortgage-backed securities	77,275	—	77,275	—
Total	$223,630	$126,835	$96,795	$—
Loans held for sale	$21,270	$—	$21,270	$—
Loan servicing assets	$5,511	$—	$5,511	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	September 30, 2025	December 31, 2024
Aggregate fair value	$19,679	$21,270
Contractual principal	13,779	16,721
Difference	$5,900	$4,549
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
held for sale while carrying the loans at the lower of cost or market. As of September 30, 2025 and December 31, 2024, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2025 and December 31, 2024, the fair values consist of loan balances of $44.1 million and $34.9 million, with specific reserves of $10.0 million and $9.3 million, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of September 30, 2025, the Company held $1.4 million of foreclosed real estate, which rolls up into Other assets on the consolidated balance sheet. As of December 31, 2024, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 as follows:

(in thousands)	September 30, 2025	December 31, 2024
Individually evaluated loans for credit loss, net
Level 3 inputs	$34,104	$25,521

Foreclosed real estate
Level 3 inputs	1,377	—

Total	$35,481	$25,521
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2025 and December 31, 2024:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs
September 30, 2025
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 30% [1]
Foreclosed real estate	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 30%

December 31, 2024	Valuation Technique	Unobservable Inputs	Range of Inputs
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 30%
(1)A discount rate of 63.4% was used for the acquired PCD loan that was evaluated as a measurement period adjustment to the Day-1 purchase accounting. All other individually evaluated loans used a range of 0 to 30%.

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
As of September 30, 2025, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2024. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually evaluated loans, and all other loans. The results are then adjusted to account for credit risk as described above, and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$25,724	$25,724	$25,433	$25,433
Interest-bearing deposits at other financial institutions	163,078	163,078	179,841	179,841
Federal funds sold	59	59	58	58
Level 2
Accrued interest receivable	$19,011	$19,011	$16,664	$16,664
Level 3
Portfolio loans receivable, net	$2,768,938	$2,709,594	$2,581,511	$2,499,578
Restricted investments	7,057	7,057	4,479	4,479
Foreclosed real estate	1,377	1,377	—	—

Financial liabilities
Level 1
Noninterest-bearing deposits	$857,543	$857,543	$810,928	$810,928
Level 2
Accrued interest payable	$8,045	$8,045	$9,393	$9,393
Level 3
Interest-bearing deposits	$2,054,510	$2,056,540	$1,951,011	$1,960,728
FHLB advances and other borrowed funds	34,062	34,029	34,062	32,372

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
CSC operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards, but command a higher rate of return. At September 30, 2025, CSC had loans totaling $7.0 million with a collectively assessed ACL of $118 thousand. Refer to Note 5 - “Portfolio Loans Receivable and Allowance for Credit Losses” to the “Notes to Unaudited Consolidated Financial Statements” for further discussion of the consolidated ACL. The operations of CSC are included within the Commercial Bank segment performance.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The following schedules reported internally for performance assessment by the chief operating decision maker presents financial information for each reportable segment at and for the three months ended September 30, 2025 and 2024.

For the Three Months Ended September 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$49,035	$15,628	$—	$228	$64,891
Interest expense	12,768	—	—	103	12,871
Net interest income	36,267	15,628	—	125	52,020
Provision for credit losses	1,852	2,798	—	—	4,650
Provision for credit losses on unfunded commitments	217	—	—	—	217
Net interest income after provision	34,198	12,830	—	125	47,153
Noninterest income
Service charges on deposits	425	—	—	—	425
Credit card fees	—	4,509	—	—	4,509
Mortgage banking revenue	315	—	—	1,612	1,927
Government lending revenue	14	—	—	—	14
Government loan servicing revenue(1)	(1,074)	—	5,339	—	4,265
Loan servicing rights (government guaranteed)(2)	368	—	—	—	368
Other (loss) income	(557)	(33)	—	150	(440)
Total noninterest income	(509)	4,476	5,339	1,762	11,068
Noninterest expenses
Salaries and employee benefits	10,559	3,271	2,455	1,443	17,728
Occupancy and equipment	1,635	632	416	166	2,849
Professional fees	1,079	571	198	283	2,131
Data processing	350	7,154	97	53	7,654
Advertising	694	833	76	111	1,714
Loan processing	740	15	67	292	1,114
Merger-related expenses	697	—	—	—	697
Operational losses	—	923	—	—	923
Regulatory assessment expenses	788	(30)	(11)	(7)	740
Other operating	1,493	587	614	110	2,804
Total noninterest expenses	18,035	13,956	3,912	2,451	38,354
Net income (loss) before taxes	$15,654	$3,350	$1,427	$(564)	$19,867

Total assets	$3,213,222	$134,422	$21,743	$20,055	$3,389,442
(1) Gross government loan servicing revenue totaled $5.3 million, including $1.1 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the three months ended September 30, 2025.
(2) Interest income of $49.0 million for the Commercial Bank includes a $1.3 million one-time impact associated with the reversal of income related to previously recognized interest income in the first and second quarter that was also correctly recognized as Fee Revenue in those periods.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Three Months Ended September 30, 2024
(in thousands)	Commercial Bank	OpenSky™	CBHL	Consolidated
Interest income	$36,824	$15,625	$161	$52,610
Interest expense	14,148	—	108	14,256
Net interest income	22,676	15,625	53	38,354
Provision for credit losses	1,454	2,294	—	3,748
Provision for credit losses on unfunded commitments	17	—	—	17
Net interest income after provision	21,205	13,331	53	34,589
Noninterest income
Service charges on deposits	235	—	—	235
Credit card fees	—	4,055	—	4,055
Mortgage banking revenue	166	—	1,716	1,882
Other income	327	41	95	463
Total noninterest income	728	4,096	1,811	6,635
Noninterest expenses
Salaries and employee benefits	8,542	3,273	1,530	13,345
Occupancy and equipment	1,165	485	141	1,791
Professional fees	1,005	722	253	1,980
Data processing	396	6,492	42	6,930
Advertising	429	697	97	1,223
Loan processing	371	16	228	615
Foreclosed real estate expenses, net	1	—	—	1
Merger-related expenses	520	—	—	520
Operational losses	8	1,000	—	1,008
Regulatory assessment expenses	483	—	—	483
Other operating	1,134	591	104	1,829
Total noninterest expenses	14,054	13,276	2,395	29,725
Net income (loss) before taxes	$7,879	$4,151	$(531)	$11,499

Total assets	$2,419,370	$121,587	$19,831	$2,560,788

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Nine Months Ended September 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$147,128	$44,566	$—	$543	$192,237
Interest expense	46,273	—	—	251	46,524
Net interest income	100,855	44,566	—	292	145,713
Provision for credit losses	3,457	7,520	—	—	10,977
Provision for credit losses on unfunded commitments	217	—	—	—	217
Net interest income after provision	97,181	37,046	—	292	134,519
Noninterest income
Service charges on deposits	945	—	—	—	945
Credit card fees	—	12,529	—	—	12,529
Mortgage banking revenue	1,043	—	—	4,469	5,512
Government lending revenue	4,222	—	—	—	4,222
Government loan servicing revenue(1)	(3,164)	—	14,641	—	11,477
Loan servicing rights (government guaranteed)	250	—	—	—	250
Other income	1,215	3	—	570	1,788
Total noninterest income	4,511	12,532	14,641	5,039	36,723
Noninterest expenses
Salaries and employee benefits	32,275	10,019	7,370	4,591	54,255
Occupancy and equipment	5,115	1,693	1,495	451	8,754
Professional fees	3,802	1,714	389	760	6,665
Data processing	1,244	20,633	283	126	22,286
Advertising	2,207	2,177	215	265	4,864
Loan processing	1,867	58	128	783	2,836
Foreclosed real estate expenses, net	1	—	—	—	1
Merger-related expenses	3,361	—	—	—	3,361
Operational losses	131	2,628	—	—	2,759
Regulatory assessment expenses	2,513	—	—	—	2,513
Other operating	4,718	1,441	1,222	304	7,685
Total noninterest expenses	57,234	40,363	11,102	7,280	115,979
Net income (loss) before taxes	$44,458	$9,215	$3,539	$(1,949)	$55,263

Total assets	$3,213,222	$134,422	$21,743	$20,055	$3,389,442
(1) Gross government loan servicing revenue totaled $14.6 million, including $3.2 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the nine months ended September 30, 2025.
(2) Interest income of $147.1 million for the Commercial Bank includes a $1.3 million one-time impact associated with the reversal of income related to previously recognized interest income in the first and second quarter that was also correctly recognized as Fee Revenue in those periods.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Nine Months Ended September 30, 2024
(in thousands)	Commercial Bank	OpenSky™	CBHL	Consolidated
Interest income	$104,887	$46,331	$376	$151,594
Interest expense	40,943	—	232	41,175
Net interest income	63,944	46,331	144	110,419
Provision for credit losses	3,740	6,152	—	9,892
Provision for credit losses on unfunded commitments	263	—	—	263
Net interest income after provision	59,941	40,179	144	100,264
Noninterest income
Service charges on deposits	642	—	—	642
Credit card fees	—	12,266	—	12,266
Mortgage banking revenue	788	—	4,537	5,325
Other income	680	113	471	1,264
Total noninterest income	2,110	12,379	5,008	19,497
Noninterest expense
Salaries and employee benefits	25,846	9,171	4,507	39,524
Occupancy and equipment	3,430	1,418	420	5,268
Professional fees	2,661	2,338	697	5,696
Data processing	857	19,496	126	20,479
Advertising	1,215	3,865	247	5,327
Loan processing	763	45	654	1,462
Foreclosed real estate expenses, net	2	—	—	2
Merger-related expenses	1,315	—	—	1,315
Operational losses	13	2,708	—	2,721
Regulatory assessment expenses	1,384	—	—	1,384
Other operating	3,569	1,609	349	5,527
Total noninterest expenses	41,055	40,650	7,000	88,705
Net income (loss) before taxes	$20,996	$11,908	$(1,848)	$31,056

Total assets	$2,419,370	$121,587	$19,831	$2,560,788

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The following table presents financial information as of September 30, 2025, December 31, 2024 and September 30, 2024.

September 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$176,685	$7,701	$4,475	$—	$188,861
Goodwill	25,969	—	—	—	25,969
Intangible assets	3	—	13,454	—	13,457
Core deposit intangibles	1,576	—	—	—	1,576
Other segment assets	3,008,989	126,721	3,814	20,055	3,159,579
Total assets	$3,213,222	$134,422	$21,743	$20,055	$3,389,442

December 31, 2024
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$193,860	$7,890	$3,582	$—	$205,332
Goodwill	21,126	—	—	—	21,126
Intangible assets	3	—	14,069	—	14,072
Core deposit intangibles	1,745	—	—	—	1,745
Other segment assets	2,820,581	118,023	4,341	21,691	2,964,636
Total assets	$3,037,315	$125,913	$21,992	$21,691	$3,206,911

September 30, 2024
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$150,171	$6,529	$—	$—	$156,700
Goodwill	—	—	—	—	—
Intangible assets	—	—	—	—	—
Core deposit intangibles	—	—	—	—	—
Other segment assets	2,269,199	115,058	—	19,831	2,404,088
Total assets	$2,419,370	$121,587	$—	$19,831	$2,560,788

Note 10 - Subsequent Events
In October 2025, the Company’s Board of Directors declared a $0.12 per share dividend payable on November 26, 2025 to shareholders of record on November 10, 2025.
On October 28, 2025, the Company provided notice to the holders of the Company’s 5.00% Fixed-to-Floating Rate Subordinated Notes due November 30, 2030 (the “Subordinated Notes”) that the Company will redeem all outstanding Subordinated Notes on November 30, 2025. The current outstanding balance of the Subordinated Notes is $10.0 million. The redemption price for the Subordinated Notes will be equal to 100% of the principal amount of the Subordinated Notes redeemed, plus any accrued and unpaid interest to, but excluding, November 30, 2025.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.
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
•the effects of federal government shutdowns, debt ceiling standoff, or other fiscal policy uncertaintly;
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
Capital
As of September 30, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
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

Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
	2025	2024	% Change
(in thousands)
Interest income	$64,891	$52,610	23.3%
Interest expense	12,871	14,256	(9.7)
Net interest income	52,020	38,354	35.6
Provision for credit losses	4,650	3,748	24.1
Provision for credit losses on unfunded commitments	217	17	1,176.5
Net interest income after provision for credit losses	47,153	34,589	36.3
Noninterest income	11,068	6,635	66.8
Noninterest expenses	38,354	29,725	29.0
Net income before income taxes	19,867	11,499	72.8
Income tax expense	4,802	2,827	69.9
Net income	$15,065	$8,672	73.7
Net income for the three months ended September 30, 2025 was $15.1 million, compared to net income of $8.7 million for the same period in 2024, a 73.7% increase. During the quarter, the Bank issued a call of brokered time deposits acquired from the IFH transaction (“Call of Brokered Time Deposits”), resulting in the accelerated accretion of $4.6 million, or $3.5 million after-tax income. The Bank also incurred $0.6 million after-tax merger-related expenses. Net income, as adjusted (non-GAAP) to exclude the after-tax impact of $3.5 million for the Call of Brokered Time Deposits and $0.6 million of after-tax merger-related expenses, was $12.2 million for the three months ended September 30, 2025, compared to adjusted net income (non-GAAP) of $9.2 million for the same period in 2024. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Net interest income increased by $13.7 million, or 35.6%, to $52.0 million when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, primarily driven by organic growth and the acquisition of IFH. During the quarter, the Bank identified USDA and SBA servicing income related to legacy IFH loans that was incorrectly recorded as interest income in the first and second quarter of 2025, while also being properly recorded as Fee Revenue for the Bank’s retained portion of the loans during those periods. As a result, the Bank recorded a one-time reversal of the $1.3 million of interest income (“Interest Income Adjustment”). Excluding this adjustment, net interest income increased $15.0 million compared to the three months ended September 30, 2024.
The provision for credit losses for the three months ended September 30, 2025 was $4.7 million, an increase of $0.9 million from the same period in 2024. Net charge-offs for the three months ended September 30, 2025 were $2.5 million, or 0.35% on an annualized basis of average portfolio loans, compared to $2.7 million, or 0.51% on an annualized basis of average portfolio loans for the same period in 2024. Commercial Bank net charge-offs totaled $0.3 million and $0.3 million related to commercial and industrial loans and OpenSky™ net charge-offs totaled $2.1 million including $1.3 million related to unsecured credit cards and $0.8 million related to secured and partially secured credit cards.
For the three months ended September 30, 2025, noninterest income of $11.1 million increased $4.4 million, or 66.8%, from the same period in 2024, primarily due to the contributions made by the businesses IFH brought to the merged entity. Credit card fees of $4.5 million for the three months ended September 30, 2025 increased $0.5 million compared to the same period in the prior year while mortgage banking revenue of $1.9 million remained consistent.

Noninterest expense was $38.4 million for the three months ended September 30, 2025, as compared to $29.7 million for the three months ended September 30, 2024. The change included increases in salaries and employee benefits expenses of $4.4 million, occupancy and equipment expenses of $1.1 million, other operating expense of $1.0 million, data processing expense of $0.7 million, loan processing expenses of $0.5 million, advertising expenses of $0.5 million, regulatory assessment expenses of $0.3 million, merger-related expenses of $0.2 million and professional fees of $0.2 million offset by a decrease in operational losses of $0.1 million.

	Nine Months Ended September 30,
	2025	2024	% Change
(in thousands)
Interest income	$192,237	$151,594	26.8%
Interest expense	46,524	41,175	13.0
Net interest income	145,713	110,419	32.0
Provision for credit losses	10,977	9,892	11.0
Provision for credit losses on unfunded commitments	217	263	(17.5)
Net interest income after provision for credit losses	134,519	100,264	34.2
Noninterest income	36,723	19,497	88.4
Noninterest expenses	115,979	88,705	30.7
Net income before income taxes	55,263	31,056	77.9
Income tax expense	13,130	7,617	72.4
Net income	$42,133	$23,439	79.8
Net income for the nine months ended September 30, 2025 was $42.1 million, compared to net income of $23.4 million for the same period in 2024, a 79.8% increase. Net income, as adjusted to exclude the impact of merger-related expenses and the Call of Brokered Time Deposits (non-GAAP), was $41.3 million for the nine months ended September 30, 2025, compared to net income, as adjusted to exclude the impact of merger-related expenses (non-GAAP) of $24.6 million for the same period in 2024, a 67.7% increase.
Net interest income increased $35.3 million, or 32.0%, to $145.7 million when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, primarily driven by organic growth and the acquisition of IFH.
The provision for credit losses for the nine months ended September 30, 2025 was $11.0 million, an increase of $1.1 million from the same period in 2024. Net charge-offs for the nine months ended September 30, 2025 were $10.0 million, or 0.49% on an annualized basis of average portfolio loans, compared to $6.6 million, or 0.44% on an annualized basis of average loans for the same period in 2024.
For the nine months ended September 30, 2025, noninterest income was $36.7 million, an increase of $17.2 million, or 88.4%, from the same period in 2024, primarily due to the contributions made by the businesses IFH brought to the merged entity. Mortgage banking revenue of $5.5 million increased $0.2 million while credit card fees of $12.5 million declined $0.3 million from lower interchange and other fee income recognized compared to the prior year.
Noninterest expense was $116.0 million for the nine months ended September 30, 2025, as compared to $88.7 million for the nine months ended September 30, 2024, an increase of $27.3 million, or 30.7%. The change included increases in salaries and employee benefits expenses of $14.7 million, or 37.3%, occupancy and equipment expenses of $3.5 million, other operating expenses of $2.2 million, merger-related expenses of $2.0 million, data processing expense of $1.8 million, loan processing expenses of $1.4 million, regulatory assessment expenses of $1.1 million and professional fees of $1.0 million offset by a decrease in advertising expenses of $0.5 million.

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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$194,858	$2,139	4.36%	$91,089	$1,137	4.97%
Federal funds sold	59	1	5.79	57	1	6.98
Investment securities available-for-sale	241,086	1,805	2.97	221,303	1,343	2.41
Restricted investments	7,052	108	6.06	4,911	82	6.64
Loans held for sale	13,783	228	6.57	9,967	161	6.43
Portfolio loans receivable(2)(3)	2,789,815	60,610	8.62	2,053,619	49,886	9.66
Total interest earning assets	3,246,653	64,891	7.93	2,380,946	52,610	8.79
Noninterest earning assets	131,643			56,924
Total assets	$3,378,296			$2,437,870

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$282,873	$388	0.54%	$228,365	$321	0.56%
Savings	12,887	15	0.47	4,135	5	0.48
Money market accounts	985,106	8,650	3.48	698,239	7,442	4.24
Time deposits	815,302	3,679	1.79	479,824	6,134	5.09
Borrowed funds	34,062	139	1.62	43,655	354	3.23
Total interest-bearing liabilities	2,130,230	12,871	2.40	1,454,218	14,256	3.90
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	43,245			28,834
Noninterest-bearing deposits	820,899			680,731
Stockholders’ equity	383,922			274,087
Total liabilities and stockholders’ equity	$3,378,296			$2,437,870

Net interest spread			5.53%			4.89%
Net interest income		$52,020			$38,354
Net interest margin(4)			6.36%			6.41%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the three months ended September 30, 2025 and 2024, collectively, Commercial Bank Loan Yield was 6.74% and 7.15%, respectively.
(4)For the three months ended September 30, 2025 and 2024, collectively, Commercial Bank Net Interest Margin was 4.64% and 4.01%, respectively.

The net interest margin decreased 5 basis points to 6.36% for the three months ended September 30, 2025 from the same period in 2024 due to the acquisition of commercial loans from IFH, diluting the impact from OpenSkyTM. Commercial Bank net interest margin (non-GAAP) increased to 4.64% for the three months ended September 30, 2025, compared to 4.01% for the same period in 2024. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the three months ended September 30, 2025, average interest earning assets increased $865.7 million, or 36.4%, to $3.2 billion as compared to the same period in 2024, but the average yield on interest earning assets decreased to 7.93%, a 86 basis point decrease from 8.79% primarily due to the acquisition of commercial loans diluting the positive impact from OpenSkyTM as well as a shift in the rate environment. Compared to the same period in the prior year, average interest-bearing liabilities increased

$676.0 million, or 46.5%, and the average cost of interest-bearing liabilities decreased to 2.40%, a 150 basis point decrease from 3.90%, primarily due to the Call of Brokered Time Deposits, purchase accounting accretion, and a shift in the rate environment.
AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Nine Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$193,337	$6,342	4.39%	$84,254	$3,123	4.95%
Federal funds sold	59	2	4.24	57	3	7.03
Investment securities available-for-sale	235,690	5,248	2.98	226,151	3,902	2.30
Restricted investments	6,622	306	6.17	4,982	253	6.78
Loans held for sale	11,046	629	7.62	7,591	376	6.62
Portfolio loans receivable(2)(3)	2,719,834	179,710	8.83	1,991,435	143,937	9.65
Total interest earning assets	3,166,588	192,237	8.12	2,314,470	151,594	8.75
Noninterest earning assets	131,582			49,458
Total assets	$3,298,170			$2,363,928

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$269,184	$1,147	0.57%	$209,346	$579	0.37%
Savings	13,044	49	0.51	4,460	7	0.21
Money market accounts	927,044	24,071	3.47	684,017	21,610	4.22
Time deposits	830,451	20,699	3.33	465,256	17,589	5.05
Borrowed funds	34,062	558	2.19	52,461	1,390	3.54
Total interest-bearing liabilities	2,073,785	46,524	3.00	1,415,540	41,175	3.89
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	48,374			25,844
Noninterest-bearing deposits	802,991			657,044
Stockholders’ equity	373,020			265,500
Total liabilities and stockholders’ equity	$3,298,170			$2,363,928

Net interest spread			5.12%			4.86%
Net interest income		$145,713			$110,419
Net interest margin(4)			6.15%			6.37%
_______________
(1)Annualized.
(2)Includes nonaccrual loans.
(3)For the nine months ended September 30, 2025 and 2024, collectively, Commercial Bank Loan Yield was 7.01% and 7.05%, respectively.
(4)For the nine months ended September 30, 2025 and 2024, collectively, Commercial Bank Net Interest Margin was 4.45% and 4.13%, respectively.

The net interest margin decreased 22 basis points to 6.15% for the nine months ended September 30, 2025 from the same period in 2024. Commercial Bank net interest margin (non-GAAP) increased to 4.45% for the nine months ended September 30, 2025, compared to 4.13% for the same period in 2024. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”

For the nine months ended September 30, 2025, average interest earning assets increased $852.1 million, or 36.8%, to $3.2 billion as compared to the same period in 2024, but the average yield on interest earning assets decreased 63 basis points, primarily due to the acquisition of commercial loans diluting the positive impact from OpenSkyTM as well as a shift in the rate environment. Compared to the same period in the prior year, average interest-bearing liabilities increased $658.2 million, or 46.5%, while the average cost of interest-bearing liabilities decreased 89 basis points to 3.00% from 3.89% primarily due to the Call of Brokered Time Deposits, purchase accounting accretion, and a shift in the rate environment.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.
RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Compared to			Compared to
	September 30, 2024			September 30, 2024
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$1,142	$(140)	$1,002	$3,571	$(352)	$3,219
Federal funds sold	—	—	—	—	(1)	(1)
Investment securities available-for-sale	148	314	462	212	1,134	1,346
Restricted investments	33	(7)	26	76	(23)	53
Loans held for sale	64	3	67	196	57	253
Portfolio loans receivable excluding credit card loans	12,467	(1,993)	10,474	37,480	(560)	36,920
Credit card loans	1,146	(896)	250	3,307	(4,454)	(1,147)
Total interest income	15,000	(2,719)	12,281	44,842	(4,199)	40,643

Interest Expense:
Interest-bearing demand accounts	74	(7)	67	254	314	568
Savings	10	—	10	32	10	42
Money market accounts	2,542	(1,334)	1,208	6,288	(3,827)	2,461
Time deposits	1,525	(3,980)	(2,455)	9,079	(5,969)	3,110
Borrowed funds	(39)	(176)	(215)	(301)	(531)	(832)
Total interest expense	4,112	(5,497)	(1,385)	15,352	(10,003)	5,349
Net interest income	$10,888	$2,778	$13,666	$29,490	$5,804	$35,294

When comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, the largest positive impact to total interest income was the growth in interest earning assets, from organic growth and the IFH acquisition. Growth (change due to volume) in the loan portfolio, excluding credit card loans, contributed $12.5 million to the increase in interest income. The $1.4 million decrease in interest expense year over year was primarily driven by a $5.3 million benefit from net purchase accounting accretion, which included the $4.6 million benefit from the Call of Brokered Time Deposits, partly offset by organic growth in interest-bearing liabilities, and the IFH acquisition. Growth in interest bearing liabilities contributed $4.1 million to increased interest expense, while decreased rates contributed a reduction of $5.5 million of interest expense.
When comparing the nine months ended September 30, 2025 to the same period in 2024, the largest positive impact to total interest income was the growth in interest earning assets, from organic growth and the IFH acquisition. Growth (change due to volume) in the loan portfolio, excluding credit card loans, contributed $37.5 million to the increase in interest income. The $5.3 million increase in interest expense year over year was primarily impacted by organic growth in interest-bearing liabilities, and the IFH acquisition. Growth in interest bearing liabilities contributed $15.4 million to increased interest expense, while decreased rates contributed a reduction of $10.0 million of interest expense.
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
For the three months ended September 30, 2025, the provision for credit losses was $4.7 million, an increase of $0.9 million from the same period in 2024, primarily driven by $0.5 million higher provision from OpenSky™ due to higher volumes in the secured and unsecured portfolio. Net charge-offs for the three months ended September 30, 2025 were $2.5 million, or 0.35% on an annualized basis of average portfolio loans, compared to $2.7 million, or 0.51% on an annualized basis of average portfolio loans for the same period in 2024. Of the $2.5 million in net charge-offs during the quarter, Commercial Bank net charge-offs totaled $0.3 million, $0.3 million related to commercial and industrial loans, and OpenSky™ net charge-offs totaled $2.1 million including $1.3 million related to unsecured credit cards and $0.8 million related to secured and partially secured credit cards.
For the nine months ended September 30, 2025, the provision for credit losses was $11.0 million, an increase of $1.1 million from the same period in 2024, attributable primarily to portfolio loan growth and specific reserves increased to $10.0 million for collateral dependent loans at September 30, 2025 from $1.0 million at September 30, 2024, mainly due to the acquisition of IFH. Net charge-offs for the nine months ended September 30, 2025 were $10.0 million, or 0.49% on an annualized basis of average portfolio loans, compared to $6.6 million, or 0.44% on an annualized basis of average portfolio loans, for the same period in 2024. The $10.0 million in net charge-offs during the nine months ended September 30, 2025 was comprised primarily of credit card portfolio net charge-offs, with $2.5 million related to secured and partially secured credit cards while $4.0 million was related to unsecured credit cards. Further, $1.7 million of net charge-offs were related to owner-occupied commercial real estate loans, $0.3 million were related to construction loans and $1.5 million were related to commercial and industrial loans. One PCD loan was attributable to $1.5 million of the $1.7 million of net charge-offs for owner-occupied commercial real estate loans. A specific reserve of $2.8 million was originally recorded for the loan, which was then sold to a third party allowing for $1.3 million of the reserve to be released and the remaining $1.5 million to be charged off. The $1.5 million net charge-offs for commercial and industrial loans were primarily attributable to the unguaranteed portions of SBA loans.
The ACL as a percent of portfolio loans was 1.88% at September 30, 2025, as compared to 1.85% at December 31, 2024. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at September 30, 2025 in “Financial Condition - Allowance for Credit Losses.”
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
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$425	$235	80.9%	$945	$642	47.2%
Credit card fees	4,509	4,055	11.2	12,529	12,266	2.1
Mortgage banking revenue	1,927	1,882	2.4	5,512	5,325	3.5
Government lending revenue	14	—	100.0	4,222	—	100.0
Government loan servicing and packaging revenue	4,265	—	100.0	11,477	—	100.0
Loan servicing rights (government guaranteed)	368	—	100.0	250	—	100.0
Other income	(440)	463	(195.0)	1,788	1,264	41.5
Total noninterest income	$11,068	$6,635	66.8%	$36,723	$19,497	88.4%
For the three months ended September 30, 2025, noninterest income of $11.1 million increased $4.4 million, or 66.8%, from the same period in 2024 primarily due to contributions from the IFH acquisition. Government loan servicing revenue (Windsor Advantage™) totaled $4.3 million net of intercompany charges and there was no government lending revenue (gain on sale).
For the nine months ended September 30, 2025, noninterest income of $36.7 million increased $17.2 million, or 88.4%, from the same period in 2024 primarily due to contributions from the IFH acquisition. Government loan servicing revenue (Windsor Advantage™) totaled $11.5 million net of intercompany charges and government lending revenue (gain on sale) totaled $4.2 million.
Credit card fees of $4.5 million for the three months ended September 30, 2025 increased $0.5 million as compared to the three months ended September 30, 2024, primarily driven by other credit-card related fees associated with the unsecured product. For the nine months ended September 30, 2025, credit card fees of $12.5 million increased $0.3 million, primarily driven by other credit-card related fees associated with the unsecured product.
Originations of loans held for sale within the Bank’s CBHL division increased $6.0 million to $80.7 million in the third quarter of 2025 when compared to $74.7 million in the third quarter of 2024. The gain on sale margin increased to 2.56% for the three months ended September 30, 2025 from 2.44% for the three months ended September 30, 2024.
Origination volumes increased $17.7 million to $226.8 million in the nine months ended September 30, 2025 compared to the prior year. The gain on sale margin increased to 2.75% for the nine months ended September 30, 2025 from 2.65% for the nine months ended September 30, 2024.
Mortgage banking revenue of $1.9 million remained consistent as compared to the three months ended September 30, 2025. Mortgage banking revenue of $5.5 million for the nine months ended September 30, 2025 increased $0.2 million as home loan sales remained stable compared to the prior year.

Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $2.3 million at September 30, 2025 and December 31, 2024. The Bank did not repurchase any loans during the nine months ended September 30, 2025. The Bank repurchased one loan totaling $0.3 million during the nine months ended September 30, 2024. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$17,728	$13,345	32.8%	$54,255	$39,524	37.3%
Occupancy and equipment	2,849	1,791	59.1	8,754	5,268	66.2
Professional fees	2,131	1,980	7.6	6,665	5,696	17.0
Data processing	7,654	6,930	10.4	22,286	20,479	8.8
Advertising	1,714	1,223	40.1	4,864	5,327	(8.7)
Loan processing	1,114	615	81.1	2,836	1,462	94.0
Foreclosed real estate expenses, net	—	1	(100.0)	1	2	(50.0)
Merger-related expenses	697	520	34.0	3,361	1,315	155.6
Operational losses	923	1,008	(8.4)	2,759	2,721	1.4
Regulatory assessment expenses	740	483	53.2	2,513	1,384	81.6
Other operating	2,804	1,829	53.3	7,685	5,527	39.0
Total noninterest expense	$38,354	$29,725	29.0%	$115,979	$88,705	30.7%
Noninterest expense was $38.4 million for the three months ended September 30, 2025, as compared to $29.7 million for the three months ended September 30, 2024, an increase of $8.6 million, primarily driven by the acquisition of IFH. The change included increases in salaries and employee benefits expenses of $4.4 million, occupancy and equipment expenses of $1.1 million, other operating expenses of $1.0 million, data processing expense of $0.7 million, loan processing expenses of $0.5 million, advertising expenses of $0.5 million, regulatory assessment expenses of $0.3 million, merger-related expenses of $0.2 million and professional fees of $0.2 million offset by a decrease in operational losses of $0.1 million.
Noninterest expense was $116.0 million for the nine months ended September 30, 2025, as compared to $88.7 million for the nine months ended September 30, 2024, an increase of $27.3 million, or 30.7%. The change included increases in salaries and employee benefits expenses which increased by $14.7 million, or 37.3%, occupancy and equipment expenses of $3.5 million, other operating expenses of $2.2 million, merger-related expenses of $2.0 million, data processing expense of $1.8 million, loan processing expense of $1.4 million, regulatory assessment expenses of $1.1 million and professional fees of $1.0 million offset by a decrease in advertising expenses of $0.5 million.

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
Income tax expense was $4.8 million and $13.1 million for the three and nine months ended September 30, 2025, respectively, compared to $2.8 million and $7.6 million for the same periods, respectively, in 2024. Our effective tax rate decreased from 24.6% for the three months ended September 30, 2024 to 24.2% for the three months ended September 30, 2025, and from 24.5% for the nine months ended September 30, 2024 to 23.8% for the nine months ended September 30, 2025 due to a reduction in non-deductible merger and equity compensation costs, along with an increase in investments that are eligible for Low Income Housing Tax Credits.
Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands, except per share data)	September 30, 2025	December 31, 2024	$ Change	% Change
Total assets	$3,389,442	$3,206,911	$182,531	5.7%
Investment securities available-for-sale	232,640	223,630	9,010	4.0
Mortgage loans held for sale	19,679	21,270	(1,591)	(7.5)
Portfolio loans receivable, net of deferred fees and costs	2,821,983	2,630,163	191,820	7.3
Allowance for credit losses	53,045	48,652	4,393	9.0
Goodwill	25,969	21,126	4,843	22.9
Intangible assets	13,457	14,072	(615)	(4.4)
Core deposit intangibles	1,576	1,745	(169)	(9.7)
Deposits	2,912,053	2,761,939	150,114	5.4
FHLB borrowings	22,000	22,000	—	—
Other borrowed funds	12,062	12,062	—	—
Total stockholders’ equity	394,770	355,139	39,631	11.2
Tangible common equity (1)	353,768	318,196	35,572	11.2
Equity to total assets at end of period	11.65%	11.07%		5.2
Weighted average number of basic shares outstanding, YTD	16,611	14,584		13.9
Weighted average number of diluted shares outstanding, YTD	16,850	14,640		15.1
Common shares outstanding	16,589	16,663		(0.4)
Book value per share	$23.80	$21.31		11.7
Tangible book value per share (1)	21.33	19.10		11.7
Dividends per share, YTD	0.32	0.36
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at September 30, 2025 increased $182.5 million from the balance at December 31, 2024. Net portfolio loans, which exclude mortgage loans held for sale, totaled $2.8 billion as of September 30, 2025, an increase of $191.8 million, or 7.3%, from $2.6 billion at December 31, 2024. Mortgage loans held for sale decreased $1.6 million, or 7.5%, when comparing the period end balances at September 30, 2025 to December 31, 2024.

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
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at September 30, 2025 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
September 30, 2025	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S. Treasuries	$53,921	2.37%	$67,981	1.90%	$20,660	1.47%	$—	—%	$142,562	$136,541	2.02%
Municipal	337	4.80	576	4.82	12,197	6.70	2,507	2.09	15,617	13,779	5.85
Corporate	—	—	2,000	4.50	3,000	4.19	—	—	5,000	4,792	4.31
Asset-backed securities	—	—	—	—	—	—	5,152	5.65	5,152	5,208	5.65
Mortgage-backed securities	—	—	37,150	3.92	3,802	4.40	32,303	4.77	73,255	72,320	4.32
Total	$54,258	2.39%	$107,707	2.66%	$39,659	3.57%	$39,962	4.72%	$241,586	$232,640	3.09%
As described in Note 3 - ''Investment Securities'' in the “Notes to Unaudited Consolidated Financial Statements,” at September 30, 2025, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of September 30, 2025 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at September 30, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are five securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 76% of the portfolio; AA+ – 24%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.

As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of September 30, 2025.
Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consist of loans secured by real estate as well as commercial business loans, credit card loans and, to a limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied commercial real estate loans, residential construction loans and commercial business and investment loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our credit card portfolio supplements our traditional lending products with enhanced yields. Our traditional commercial real estate and commercial and industrial lending are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $2.9 million as of September 30, 2025 and $3.1 million as of December 31, 2024, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $31.9 million as of September 30, 2025 and $28.6 million as of December 31, 2024, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $84.7 million and $87.2 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of September 30, 2025 and December 31, 2024, respectively. Unsecured balances were $53.6 million and $42.4 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. Acquired loans, including those acquired in a business combination, are evaluated to determine if they have experienced more-than-insignificant deterioration in credit quality since origination. When the condition exists, these loans are referred to as purchased credit deteriorated (“PCD”). An allowance is recognized for a PCD loan by adding it to the purchase price or fair value in a business combination. There is no provision for credit losses recognized upon acquisition of a PCD loan since the initial allowance is established through purchase accounting. After initial recognition, the accounting for a PCD loan follows the credit loss model that applies to the loan category. Purchased financial loans that do not have a more-than-significant deterioration in credit quality since origination are accounted for in a manner consistent with originated loans. An allowance for credit losses is recorded with a corresponding charge to provision for credit losses. Subsequent to the acquisition date, the methods utilized to estimate the required ACL for these loans is similar to the method used for organically originated loans. It was identified during the three and nine months ended September 30, 2025 that one of the loans acquired from IFH should have been assigned as a PCD loan based on facts and circumstances that existed as of the acquisition date. The loan was reclassified as a PCD loan and a specific ACL reserve of $3.4 million was established as a measurement period adjustment to the Day-1 purchase accounting.

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

	As of September 30, 2025
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$164,219	$292,330	$68,808	$214,703	740,060
Commercial	194,537	459,650	302,628	30,704	987,519
Construction	285,649	49,312	9,329	—	344,290
Commercial and Industrial	241,385	116,937	137,183	123,643	619,148
Credit card	136,483	—	—	—	136,483
Other consumer	643	206	1,161	—	2,010
Total portfolio loans, gross	$1,022,916	$918,435	$519,109	$369,050	$2,829,510

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$369,249	$206,592	$575,841
Commercial			430,406	362,576	792,982
Construction			35,528	23,113	58,641
Commercial and Industrial			117,782	259,981	377,763
Other consumer			135	1,232	1,367
Total portfolio loans, gross			$953,100	$853,494	$1,806,594
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of September 30, 2025
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$207,920	$1,616	50.4%	Not Applicable	7.3%

Retail	$162,423	$1,514	51.3%	31.9%	5.7%
Mixed use	154,321	1,812	51.9	30.3%	5.5
Hotel	61,470	1,123	46.3	12.1%	2.2
Industrial	63,838	4,911	46.4	12.5%	2.3
Office	25,418	941	52.0	5.0%	0.9
Other(2)	42,408	1,357	42.0	8.2%	1.5
Total non-owner-occupied commercial real estate loans	$509,878	$1.594	50.0%	100.00%	18.0%
Total portfolio loans, gross	$2,829,510
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of September 30, 2025
(in thousands)	2025	2026	2027	2028	2029 and Onwards	Total
Loan type:
Multi-family	$16,970	$14,685	$26,286	$46,456	$92,773	$197,170

Retail	$10,678	$12,508	$33,268	$2,067	$98,889	$157,410
Mixed use	39,071	26,383	30,179	4,641	39,217	139,491
Industrial	8,256	11,663	9,021	3,326	29,473	61,739
Hotel	—	15,236	—	—	48,602	63,838
Office	4,145	459	5,907	159	14,748	25,418
Other	11,383	8,975	7,854	2,233	5,536	35,981
Total fixed rate non-owner-occupied commercial real estate loans	$73,533	$75,224	$86,229	$12,426	$236,465	$483,877
Owner-occupied commercial real estate loans

	As of September 30, 2025
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$117,033	$1,202	52.1%	26.3%	4.1%
Office	52,997	659	56.0	12.0	1.9
Retail	52,194	685	53.3	11.8	1.8
Mixed use	17,803	904	52.9	4.0	0.6
Other(3)	202,800	1,477	56.8	45.9	7.2
Total owner-occupied commercial real estate loans	$442,827	$1,166,901	53.0%	100.0%	15.7%
Total portfolio loans, gross	$2,829,510

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of September 30, 2025
(in thousands)	2025	2026	2027	2028	2029 and Onwards	Total
Loan type:
Industrial	$1,731	$10,306	$13,927	$6,847	$82,596	$115,407
Office	829	2,297	2,463	2,808	44,956	53,353
Retail	4,360	2,257	8,625	7,991	28,862	52,095
Mixed use	—	3,215	878	911	12,174	17,178
Other	9,897	64,127	11,721	2,209	114,685	202,639
Total fixed rate owner-occupied commercial real estate loans	$16,817	$82,202	$37,614	$20,766	$283,273	$440,672
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include a land loan of 13.7 million, skilled nursing loans of $9.7 million, special purpose loans of $8.7 million, and other loans of $8.2 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $90.2 million, skilled nursing loans of $61.8 million, and other loans of $50.6 million.

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
At September 30, 2025, the recorded investment in individually assessed loans was $44.1 million, requiring a specific reserve of $10.0 million. The $44.1 million of individually assessed loans at September 30, 2025 included two loan relationships totaling $15.9 million, with a combined reserve of $7.2 million as of September 30, 2025. At December 31, 2024, the recorded investment in individually assessed loans was $34.9 million, requiring a specific reserve of $9.3 million. The $34.9 million of individually assessed loans at December 31, 2024 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2024.
At September 30, 2025, the nonperforming assets were $52.2 million, an increase of $22.0 million from December 31, 2024. Credit metrics were impacted by the two loan relationships previously mentioned, both of which were acquired as part of the IFH transactions. These two loan relationships accounted for a combined $15.9 million increase to the nonperforming assets and the remaining $6.1 million increase in nonperforming assets is consistent with the $182.5 million increase in total assets.
•One relationship across three loans accounted for an $8.8 million increase to nonperforming assets. One loan of $5.0 million was previously identified as a PCD loan, which had a specific ACL reserve of $3.8 million established from Day-1 purchase accounting of the IFH acquisition. The other two are USDA loans with an unguaranteed balance of $3.8 million secured by underlying assets, which have no ACL reserve recorded.
•The other relationship accounted for a $7.1 million increase to nonperforming assets. As previously mentioned, the loan was reassigned to a PCD loan as a measurement period adjustment to the Day-1 purchase accounting from the IFH acquisition. The measurement period adjustment for this loan resulted in recording a specific ACL reserve of $3.4 million during the quarter, or a 12 bps impact to the ACL Coverage Ratio.
Past Due Loans
The past due loans balance increased $46.9 million, from $66.8 million or 2.5% of gross loans as of December 31, 2024 to $113.7 million or 4.0% of gross loans as of September 30, 2025. Management assessed the change in volume and severity of past due loans and identified that $40.1 million of the $46.9 million increase was isolated to the following:
•As described above, there were two loan relationships acquired from IFH, which amounted to $15.9 million and were identified as nonperforming assets as of September 30, 2025;
•Five loans that amounted to a total of $15.3 million as of September 30, 2025 were paid and processed immediately after period-end, becoming current as of October 2025;
•Loans for solar projects totaling $5.3 million that were paid in early October 2025 becoming current; and
•Two loans where the $3.6 million past due balance reflects the full outstanding balance, of which 75% is guaranteed by the SBA.
The remaining $6.8 million increase in the past due loans balance corresponds with the $192.3 million increase in the total loan portfolio from December 31, 2024. When the $40.1 million of loans described above are excluded from the balances as of September 30, 2025, the adjusted past due loan balance of $73.6 million represents 2.6% of adjusted gross loans, which is consistent with the 2.5% ratio at December 31, 2024.
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
It was identified during the three and nine months ended September 30, 2025 that one of the loans acquired from IFH should have been assigned as a PCD loan based on facts and circumstances that existed as of the acquisition date. The loan was reclassified as a PCD loan and a specific ACL reserve of $3.4 million was established as a measurement period adjustment to the Day-1 purchase accounting.

The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Real estate:
Residential	0.95%	1.01%	0.89%	1.26%	107%	80%
Commercial	1.51	1.70	1.69	1.52	89	112
Construction	1.08	0.93	1.89	1.34	57	69
Commercial and Industrial	3.23	2.95	3.63	0.54	89	552
Credit card	5.42	4.93	—	—	—	—
Other consumer	0.25	0.72	—	—	—	—
Total	1.88%	1.85%	1.85%	1.15%	102%	161%

At September 30, 2025, the ACL coverage ratio was 1.88%, up 3 bps from December 31, 2024. It was identified during the three and nine months ended September 30, 2025 that one of the loans acquired from IFH should have been assigned as a PCD loan based on facts and circumstances that existed as of the acquisition date. The loan was reclassified as a PCD loan and a specific ACL reserve of $3.4 million was established as a measurement period adjustment to the Day-1 purchase accounting.

Total charge-offs for the nine months ended September 30, 2025 and for the same period in 2024 were primarily comprised of credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three Months Ended September 30,
	2025			2024
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$(7)	$727,666	—%	$(4)	$610,828	—%
Commercial	—	980,748	—	570	758,750	0.30
Construction	—	340,028	—	—	300,187	—
Commercial and Industrial	336	611,529	0.22	366	260,808	0.56
Credit card	2,147	129,100	6.60	1,723	119,458	5.74
Other consumer	—	744	—	—	3,588	—
Total	$2,476	$2,789,815	0.35%	$2,655	$2,053,619	0.51%
_____________
(1)    Annualized.

	Nine Months Ended September 30,
	2025			2024
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$(7)	$709,247	—%	$630	$591,728	0.14%
Commercial	1,695	951,939	0.24	570	738,630	0.10
Construction	264	334,728	0.11	—	294,767	—
Commercial and Industrial	1,548	599,085	0.35	468	249,017	0.25
Credit card	6,508	123,117	7.07	4,909	113,764	5.76
Other consumer	—	1,718	—	—	3,529	—
Total	$10,008	$2,719,834	0.49%	$6,577	$1,991,435	0.44%
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

	September 30, 2025		December 31, 2024
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$7,028	13%	$6,945	14%
Commercial	14,865	28	16,041	33
Construction	3,731	7	2,973	6
Commercial and Industrial	20,017	38	16,377	33
Credit card	7,399	14	6,301	14
Other consumer	5	—	15	—
Total allowance for credit losses	$53,045	100%	$48,652	100%
_______________
(1)Loan category as a percentage of total portfolio loans.

Total Liabilities
Total liabilities at September 30, 2025 increased $142.9 million from December 31, 2024, due to growth in the deposit portfolio of $150.1 million.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including noninterest-bearing demand, interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial relationship managers. Our credit card customers are a significant source of low cost deposits. As of September 30, 2025 and December 31, 2024, our credit card customers accounted for $166.9 million and $166.4 million, or 19.5% and 20.5%, respectively, of our total noninterest-bearing deposit balances.
Major deposit categories are as follows:

Deposits
(in thousands)	September 30, 2025	December 31, 2024
Interest-bearing demand accounts	$275,767	$238,881
Savings	12,835	13,488
Money markets	989,159	816,708
Customer time deposits	539,207	548,901
Brokered time deposits	237,542	333,033
Total Interest-bearing deposits	2,054,510	1,951,011
Noninterest-bearing demand accounts	857,543	810,928
Total deposits	$2,912,053	$2,761,939
The Company had $237.5 million in brokered deposits at September 30, 2025 compared to $333.0 million at December 31, 2024.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest product concentrations in the deposit portfolio. As of September 30, 2025, these product concentrations represented 6% and 11% of deposits, respectively. As of December 31, 2024, these deposits represented 6% and 11% of deposits, respectively.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2025		For the Year Ended December 31, 2024
(in thousands)	Average Balance	Average Rate(1)	Average Balance	Average Rate
Interest-bearing demand accounts	$269,184	0.57%	$221,437	0.45%
Savings	13,044	0.51	6,732	0.40
Money market accounts	927,044	3.47	704,002	4.08
Time deposits	830,451	3.33	561,369	4.70
Total interest-bearing deposits	2,039,723	3.01	1,493,540	3.76
Noninterest-bearing demand accounts	802,991		675,360
Total deposits	$2,842,714	2.16%	$2,168,900	2.59%
_____________
(1)    Annualized.

Deposit costs decreased 43 basis points during the nine months ended September 30, 2025, as compared to the year ended December 31, 2024, primarily driven by a 63 bps reduction related to the Call of Brokered Time Deposits
Noninterest-bearing deposits represented 29.4% of total deposits at both September 30, 2025 and December 31, 2024. Insured and protected (including deposits that are indirectly protected under the product terms) deposits were approximately $2.0 billion as of September 30, 2025, representing 67.0% of the Company’s deposit portfolio. The insured and protected amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table presents the maturities of our certificates of deposit, including brokered and customer deposits as of September 30, 2025.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$93,152	$38,344	$87,482	$4,671	$223,649
Less than $250,000	172,135	103,284	157,218	120,464	553,101
Total	$265,287	$141,628	$244,700	$125,135	$776,750
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Total borrowings of $34.1 million at September 30, 2025 remained the same compared to December 31, 2024.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2025, approximately $708.5 million in real estate loans and $123.3 million of investment securities were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $664.3 million. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2025, we had $22.0 million in outstanding advances and $642.3 million in available borrowing capacity from the FHLB.
Other Borrowed Funds. The Company has also issued junior subordinated debentures and other subordinated notes. At September 30, 2025, these other borrowings amounted to $12.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures and subordinated notes.
At September 30, 2025, our Floating Rate Junior Subordinated Deferrable Interest Debentures amounted to $2.1 million. The Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”) were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of September 30, 2025, the rate for the Floating Rate Debentures was 6.17%.
On November 30, 2020, the Company issued $10.0 million in subordinated notes due in 2030 (the “Notes”). The Notes have a ten year term and have a fixed rate of 5.00% for the first five years; thereafter, the rate resets quarterly to a benchmark rate, which is expected to be the three-month SOFR, plus 490 basis points. On October 28, 2025, the Company provided notice to the holders that the Company will redeem all outstanding Notes on November 30, 2025.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond has an available borrower in custody arrangement which allows us to borrow on a collateralized basis. The Company’s borrowing capacity under the Federal Reserve’s discount window program was $125.5 million as of September 30, 2025. Certain investment securities and commercial loans are pledged under this arrangement. During the first quarter of 2023, we established a line of credit under the Federal Reserve

Bank’s Bank Term Funding Program (“BTFP”). As of March 31, 2024, participation in the BTFP had concluded and the Company had no outstanding balances under the BTFP at September 30, 2024.
Other Borrowings. The Company also has available lines of credit of $76.0 million with other correspondent banks at September 30, 2025, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at September 30, 2025.
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
As of September 30, 2025, we had $642.3 million of available borrowing capacity from the FHLB, $125.5 million of available borrowing capacity from the Federal Reserve Bank of Richmond Borrower in Custody program from certain pledged investment securities and commercial loans under this arrangement and available lines of credit of $76.0 million with other correspondent banks. Further, unpledged investment securities available as collateral for potential additional borrowings totaled $14.5 million at September 30, 2025. Cash and cash equivalents were $188.9 million at September 30, 2025.

Capital Resources
Stockholders’ equity increased $39.6 million for the period ended September 30, 2025 compared to December 31, 2024 largely due to net income of $42.1 million for the nine months ended September 30, 2025. The Company did not repurchase any shares during the three months ended September 30, 2025 as part of the Company’s stock repurchase program. Shares repurchased and retired for the nine months ended September 30, 2025, as part of the Company’s stock repurchase program, totaled 115,355 shares at an average price of $26.89, for a total cost of $3.1 million including commissions. There is $11.9 million remaining to be repurchased under the authorized and approved stock repurchase plan. The stock repurchase program will expire on Februray 28, 2026, but may be limited or terminated at any time without prior notice.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $6.8 million at September 30, 2025 and $11.5 million at December 31, 2024. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 4 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available-for-sale for credit losses at September 30, 2025.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 10.60% at September 30, 2025 and 11.07% at December 31, 2024.
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

As of September 30, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$368,158	10.98%	$134,128	4.00%	$167,660	5.00%
Tier 1 capital (to risk-weighted assets)	368,158	13.62	162,184	6.00	216,246	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	366,096	13.54	121,638	4.50	175,700	6.50
Total capital ratio (to risk-weighted assets)	412,201	15.25	216,246	8.00	270,307	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$308,384	9.34%	$132,129	4.00%	$165,162	5.00%
Tier 1 capital (to risk-weighted assets)	308,384	11.69	158,304	6.00	211,072	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	308,384	11.69	118,728	4.50	171,496	6.50
Total capital ratio (to risk-weighted assets)	341,621	12.95	211,072	8.00	263,840	10.00

December 31, 2024
The Company
Tier 1 leverage ratio (to average assets)	$346,840	11.07%	$125,348	4.00%	$156,685	5.00%
Tier 1 capital (to risk-weighted assets)	346,840	13.83	150,512	6.00	200,683	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	344,778	13.74	112,884	4.50	163,055	6.50
Total capital ratio (to risk-weighted assets)	388,425	15.48	200,683	8.00	250,853	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$283,828	9.17%	$123,818	4.00%	$154,772	5.00%
Tier 1 capital (to risk-weighted assets)	281,563	11.54	146,451	6.00	195,268	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	281,563	11.54	109,838	4.50	158,655	6.50
Total capital ratio (to risk-weighted assets)	312,304	12.79	195,268	8.00	244,085	10.00
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

	As of September 30, 2025	As of December 31, 2024
(in thousands)
Unfunded lines of credit	$384,103	$403,029
Letters of credit	1,633	3,122
Commitment to fund other investments	2,714	2,714
Total credit extension commitments	$388,450	$408,865
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
Non-GAAP Financial Measures and Reconciliations
The Company has presented the following non-GAAP financial measures because it believes that these non-GAAP financial measures provide useful information to investors and because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our non-GAAP results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of non-GAAP results increases comparability of period-to-period results.
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

Core Earnings Metrics	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Income	$15,065	$8,672	$42,133	$23,439
Add: Brokered Time Deposit Call, net of tax	(3,489)	—	(3,489)	—
Add: Merger-Related Expenses, net of tax	575	557	2,609	1,157
Core Net Income	$12,151	$9,229	$41,253	$24,596

Weighted average common shares - Diluted	16,844	13,951	16,850	13,909
Earnings per share - Diluted	$0.89	$0.62	$2.50	$1.69
Core Earnings per share - Diluted	$0.72	$0.66	$2.45	$1.77

Average Assets	$3,378,296	$2,437,870	$3,298,170	$2,363,928
Return on Average Assets(1)	1.77%	1.42%	1.71%	1.32%
Core Return on Average Assets(1)	1.43%	1.51%	1.67%	1.39%

Average Equity	$383,922	$274,087	$373,020	$265,500
Return on Average Equity(1)	15.57%	12.59%	15.10%	11.79%
Core Return on Average Equity(1)	12.56%	13.40%	14.79%	12.37%

Net Interest Income	$52,020	$38,354	$145,713	$110,419
Less: Brokered Time Deposit Call	4,618	—	4,618	—
Core Net Interest Income (a)	$47,402	$38,354	$141,095	$110,419
Noninterest Income	11,068	6,635	36,723	19,497
Total Revenue	$58,470	$44,989	$177,818	$129,916
Noninterest Expense	$38,354	$29,725	$115,979	$88,705
Efficiency Ratio(2)	65.60%	66.07%	65.22%	68.28%

Noninterest Income	$11,068	$6,635	$36,723	$19,497
Add: Non-recurring equity and debt investment write-down	—	—	—	—
Core Fee Revenue (b)	$11,068	$6,635	$36,723	$19,497
Core Revenue (a) + (b)	$58,470	$44,989	$177,818	$129,916

Noninterest Expense	$38,354	$29,725	$115,979	$88,705
Less: Merger-Related Expenses	697	520	3,361	1,315
Core Noninterest Expense	$37,657	$29,205	$112,618	$87,390
Core Efficiency Ratio (2)	64.40%	64.92%	63.33%	67.27%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Commercial Bank Net Interest Margin	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Commercial Bank Net Interest Income	$36,267	$22,676	$100,855	$63,944
Average Interest Earning Assets	3,246,653	2,380,946	3,166,588	2,314,470
Less: Average Non-Commercial Bank Interest Earning Assets	144,558	129,906	135,146	247,905
Average Commercial Bank Interest Earning Assets	$3,102,095	$2,251,040	$3,031,442	$2,066,565
Commercial Bank Net Interest Margin	4.64%	4.01%	4.45%	4.13%

Commercial Bank Portfolio Loans Receivable Yield	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Portfolio Loans Receivable Interest Income	$60,610	$49,886	$179,710	$143,937
Less: Credit Card Loan Income	15,387	15,137	43,651	44,798
Commercial Bank Portfolio Loans Receivable Interest Income	$45,223	$34,749	$136,059	$99,139
Average Portfolio Loans Receivable	2,789,815	2,053,619	2,719,834	1,991,435
Less: Average Credit Card Loans	129,100	119,458	123,117	113,764
Total Commercial Bank Average Portfolio Loans Receivable	$2,660,715	$1,934,161	$2,596,717	$1,877,671
Commercial Bank Portfolio Loans Receivable Yield	6.74%	7.15%	7.01%	7.05%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Income	$15,065	$8,672	$42,133	$23,439
Add: Income Tax Expense	4,802	2,827	13,130	7,617
Add: Provision for Credit Losses	4,650	3,748	10,977	9,892
Add: Provision for Credit Losses on Unfunded Commitments	217	17	217	263
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$24,734	$15,264	$66,457	$41,211

Core PPNR	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Income	$15,065	$8,672	$42,133	$23,439
Add: Income Tax Expense	4,802	2,827	13,130	7,617
Add: Provision for Credit Losses	4,650	3,748	10,977	9,892
Add: Provision for Credit Losses on Unfunded Commitments	217	17	217	263
Add: Brokered Time Deposit Call	(4,618)	—	(4,618)	—
Add: Merger-Related Expenses	697	520	3,361	1,315
Core PPNR	$20,813	$15,784	$65,200	$42,526

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	September 30, 2025	December 31, 2024

Allowance for Credit Losses	$53,045	$48,652
Total Portfolio Loans	2,821,983	2,630,163
Allowance for Credit Losses to Total Portfolio Loans	1.88%	1.85%

Commercial Bank Allowance for Credit Losses to Commercial Bank Portfolio Loans
(in thousands)	September 30, 2025	December 31, 2024

Allowance for Credit Losses	$53,045	$48,652
Less: Credit Card Allowance for Credit Losses	7,413	6,402
Commercial Bank Allowance for Credit Losses	$45,632	42,250
Total Portfolio Loans	2,821,983	2,630,163
Less: Gross Credit Card Loans	130,897	122,928
Commercial Bank Portfolio Loans	$2,691,086	2,507,235
Commercial Bank Allowance for Credit Losses to Total Portfolio Loans	1.70%	1.70%

Nonperforming Assets to Total Assets
(in thousands)	September 30, 2025	December 31, 2024

Total Nonperforming Assets	$52,247	$30,241
Total Assets	3,389,442	3,206,911
Nonperforming Assets to Total Assets	1.54%	0.94%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	September 30, 2025	December 31, 2024

Total Nonperforming Loans	$52,247	$30,241
Total Portfolio Loans	2,821,983	2,630,163
Nonperforming Loans to Total Portfolio Loans	1.85%	1.15%

Net Charge-Offs to Average Portfolio Loans
(in thousands)	September 30, 2025	December 31, 2024

Total Net Charge-Offs	$2,476	$2,427
Total Average Portfolio Loans	2,789,815	2,592,960
Net Charge-Offs to Average Portfolio Loans, Annualized	0.35%	0.37%

Tangible Book Value per Share
(in thousands, except share and per share data)	September 30, 2025	December 31, 2024

Total Stockholders' Equity	$394,770	$355,139
Less: Preferred Equity	—	—
Less: Intangible Assets	41,002	36,943
Tangible Common Equity	$353,768	$318,196
Period End Shares Outstanding	16,589,241	16,662,626
Tangible Book Value per Share	$21.33	$19.10

Return on Average Tangible Common Equity	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Income	$15,065	$8,672	$42,133	$23,439
Add: Intangible Amortization, Net of Tax	199	—	599	—
Net Tangible Income	$15,264	$8,672	$42,732	$23,439
Average Equity	383,922	274,087	373,020	265,500
Less: Average Intangible Assets	37,706	—	38,048	—
Net Average Tangible Common Equity	$346,216	$274,087	$334,972	$265,500
Return on Average Equity	15.57%	12.59%	15.10%	11.79%
Return on Average Tangible Common Equity	17.49%	12.59%	17.06%	11.79%

Core Return on Average Tangible Common Equity	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Income, as Adjusted	$12,151	$9,229	$41,253	$24,596
Add: Intangible Amortization, Net of Tax	199	—	599	—
Core Net Tangible Income	$12,350	$9,229	$41,852	$24,596
Core Return on Average Tangible Common Equity	14.15%	13.40%	16.70%	12.37%

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

INTEREST SENSITIVITY GAP

September 30, 2025	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$1,092,588	$213,987	$461,970	$1,768,545	$1,073,117	$2,841,662
Securities	4,947	34,273	52,056	91,276	148,421	239,697
Interest-bearing deposits at other financial institutions	163,078	—	—	163,078	—	163,078
Federal funds sold	59	—	—	59	—	59
Total earning assets	$1,260,672	$248,260	$514,026	$2,022,958	$1,221,538	$3,244,496

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$21,490	$42,981	$193,414	$257,885	$1,019,876	$1,277,761
Time deposits	103,641	163,630	384,508	651,779	124,970	776,749
Total interest-bearing deposits	125,131	206,611	577,922	909,664	1,144,846	2,054,510
FHLB Advances	22,000	—	—	22,000	—	22,000
Other borrowed funds	—	12,062	—	12,062	—	12,062
Total interest-bearing liabilities	$147,131	$218,673	$577,922	$943,726	$1,144,846	$2,088,572

Period gap	$1,113,541	$29,587	$(63,896)	$1,079,232	$76,692	$1,155,924
Cumulative gap	1,113,541	1,143,128	1,079,232	1,079,232	1,155,924
Ratio of cumulative gap to total earning assets	34.32%	35.23%	33.26%	33.26%	35.63%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2025:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2025	(11.9)%	(9.0)%	(6.2)%	(3.2)%	0.0%	3.6%	7.2%	10.7%	14.2%
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
The following table illustrates the results of our EVE analysis as of September 30, 2025.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2025	(23.0)%	(14.3)%	(7.2)%	(2.7)%	0.0%	1.7%	2.4%	3.6%	4.3%

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the third quarter of 2025, management enhanced the Company’s internal controls over the accounting for USDA and SBA portfolios as it pertains to the Interest Income Adjustment. The revisions to the control explicitly address the processes required to record entries related to interest income, servicing income, expense and accrued liabilities for the USDA and SBA portfolios and to properly reconcile manual calculations to the entries recorded. In addition, management identified certain enhancements to the loan operation controls related to payment processing and associated coding of participation records that will be implemented during the fourth quarter of 2025.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any legal proceedings which the Company believes will have a material adverse impact on the results of operations or financial condition of the Company.
Item 1A. RISK FACTORS.
Other than the additional risk factor referenced below, there are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 and those referenced in other reports on file with the SEC.
The continuation of the U.S. federal government shutdown could adversely affect the U.S. and global economy and our business, financial condition and results of operations.
Disagreement over the U.S. federal budget has caused the U.S. federal government to shut down in recent weeks, which may continue for an indeterminate period of time. We originate, sell and service loans under various programs sponsored by the U.S. federal government, including the SBA and the USDA. During the shutdown, the SBA and USDA are not processing new loan applications. Any inability to engage in our commercial SBA and USDA origination and servicing business, as well as the inability of our clients through Windsor Advantage, could have a material adverse impact on our business, including through a reduction in sales income and decreased revenue within Windsor Advantage. Furthermore, upon the resumption of government operations, the SBA and USDA will likely experience a significant backlog of applications, which may lead to extended processing times and further delays. These delays could impair our financial performance, increase credit risk exposure, and negatively affect our relationships with borrowers and lending partners.
Additionally, the Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. In addition, federal government employees make up a significant proportion of the population of the Washington, D.C. metropolitan area. The government shutdown has resulted in furloughs for hundreds of thousands of federal employees and has led to layoffs. Furloughed employees are put on unpaid leave, while “excepted” employees continue to work without pay. The shutdown also has an adverse effect on government contractors, as funding is halted, which can lead to layoffs and furloughs within those companies. The continuation of the shutdown, the negative financial impact on federal workers, government contractors and businesses reliant on government spending will have adverse impacts on the businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area. The downturn in the local economy coupled with furloughs and delayed pay for federal employees and contractors could make it more difficult for our borrowers to repay their loans and may lead to loan losses that would not be offset by operations in other markets; it may also reduce the ability of our depositors to make or maintain deposits with us. Prolonged adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended September 30, 2025.
On February 21, 2025, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $15 million of its common stock, or an aggregate of 483,559 shares of common stock. The new stock repurchase program will expire on February 28, 2026, but may be limited or terminated at any time without prior notice.
During the three months ended September 30, 2025, the Company did not repurchase any common stock under the stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), or adopted or terminated any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: November 10, 2025	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By: /s/ Connie Egan
Name: Connie Egan
Title: Senior Vice President, Chief Accounting Officer
(Principal Financial and Accounting Officer)

