Form 10-K
period 2025-12-31
Capital Bancorp Inc
filed 2026-03-16
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $374.6 million.
As of March 12, 2026, the registrant had 16,369,844 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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
General Economic, Macro and External Conditions
•the strength of the United States (“U.S.”) economy and general economic conditions (including the interest rate environment, government economic and monetary policies, the strength of global financial markets, inflation/deflation and the overall strength of the consumer) that impact the financial services industry as a whole and/or our business;
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
•geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the ongoing war in Ukraine, which could impact business and economic conditions in the U.S. and abroad;
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
•the effects of federal government shutdowns, debt ceiling standoff, or other fiscal policy uncertainty;
•volatility in our stock price due to investor sentiment and perception of the banking industry;
•the impact of governmental efforts to restructure or adjust the U.S. financial regulatory system;

•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;
•the financial soundness of other financial institutions;
General Business Operations
•our ability to prudently manage our growth and execute our strategy;
•the effect of acquisitions we have undertaken, such as our acquisition of Integrated Financial Holdings, Inc. (“IFH”), including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations, including with regard to the planned growth of Windsor AdvantageTM;
•strategic acquisitions we may undertake to achieve our goals;
•our dependence on our management team and board of directors and changes in management and board composition;
•increased competition in the financial services industry, particularly from regional and national banks, financial holding companies, and other traditional and non-traditional financial services providers;
•our plans to grow our commercial real estate and commercial business loan portfolios which may carry material risks of non-payment or other unfavorable consequences;
•changes in the mix of loan sectors, or types, and the level of non-performing assets, charge-offs, and delinquencies;
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
•changes in Small Business Administration ("SBA") and U.S. Department of Agriculture ("USDA") U.S. government guaranteed lending rules, regulations, loan and lease products and funding limits, as well as changes in SBA or USDA standard operating procedures, all of which could impact our ability to originate these types of loans within Capital Bank, N.A. or the servicing, processing and packaging by Windsor AdvantageTM of such loans on behalf of others;
•changes in the value of the collateral securing our loans;
•operational risks associated with our business;
•the adequacy of our risk management framework;
•our dependence on our information technology and telecommunications systems, including third party vendors, and the potential for any data privacy incidents or other systems failures,

interruptions, or security breaches and risks related to the development and use of artificial intelligence (“AI”);
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
•our ability to attract, develop, motivate and retain skilled employees;
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
•our ability to assess the effect of and incorporate the evolving uses of AI on our business
•the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures;
•our ability to remediate the material weakness in the Company’s internal control over financial reporting; and
•other factors that are discussed in Item 1A. Risk Factors.
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
PART I
In this Annual Report on Form 10-K, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “Capital” refer to Capital Bancorp, Inc. and its wholly owned subsidiaries, Capital Bank, N.A., which we sometimes refer to as “Capital Bank,” “the Bank” or “our Bank,” Church Street Capital, LLC, which we sometimes refer to as “Church Street Capital” or “CSC”, and Windsor Advantage, LLC™, which we sometimes refer to as “Windsor Advantage™” or “Windsor™.”
ITEM 1. BUSINESS
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly-owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington, D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland, received its charter in 1999 and began operations the same year. We serve businesses, not-for-profit associations, entrepreneurs and others throughout the Washington, D.C., Baltimore, other Maryland markets, Delaware, Florida, Illinois, and North Carolina through seven commercial bank branches, one mortgage banking office, three loan production offices, three government loan servicing offices, and one credit card operations office.
On October 1, 2024, the Company completed its acquisition of IFH. At the effective time of the merger, IFH merged with and into the Company, with the Company continuing as the surviving corporation in the acquisition. Immediately following the acquisition, West Town Bank & Trust, merged with and into Capital Bank, with Capital Bank as the surviving bank. Windsor Advantage™, a wholly owned subsidiary of the Company, was acquired in connection with the IFH acquisition.
The Company currently operates four divisions and reporting segments: Commercial Banking, OpenSky™, Windsor Advantage™, and Capital Bank Home Loans (“CBHL”). In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with GAAP, and conform to general practices within the banking industry.
Our Commercial Banking division primarily operates within a corridor extending from Raleigh, North Carolina to Delaware, with significant activity in the Washington, D.C. and Baltimore metropolitan statistical areas. The Commercial Bank also maintains offices in Chicago, Illinois and Fort Lauderdale, Florida. In addition to providing relationship-driven banking services within its primary geographic markets, the Commercial Bank conducts certain lending and deposit activities on a nationwide basis through specialized verticals. These lending verticals include lender finance, government guaranteed lending and other forms of commercial and industrial (“C&I”) lending. The Commercial Bank also operates national deposit verticals serving homeowners associations (“HOAs”), title companies, political action committees (“PACs”), not-for-profit organizations, and other commercial clients.
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
Commercial Banking Division
The Commercial Banking division operates out of seven full service banking locations, three of which are in the Washington, D.C. Metropolitan Statistical Area (“MSA”), and its full service banking locations in Columbia, Maryland in the Baltimore, Maryland MSA, in Ft. Lauderdale, Florida in the Miami Metro Area MSA, in Chicago, Illinois in the Chicago MSA, and in Raleigh, North Carolina in the Raleigh MSA. Additionally, we have three loan production offices, one located in the Washington, D.C. area, one in Columbia, Maryland, and one in Towson, Maryland. Our Commercial Banking division’s commercial loan officers and commercial real estate loan officers provide C&I, commercial real estate, including lender finance loans, and construction lending solutions to business clients in Capital Bank’s operating markets.
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
Capital Bank Home Loans Division
Capital Bank Home Loans (“CBHL”) originates conventional and government guaranteed residential mortgage loans on a nationwide basis primarily for sale into the secondary market and, in certain circumstances, for our loan portfolio. Loans sold into the secondary market are sold servicing released. Our residential loan portfolio aims to retain high-quality, lower risk loans which support the Company’s business strategies. A portion of the retained residential portfolio is represented by mortgage loans on primary residences within Capital Bank’s operating markets to individuals who own businesses where Capital Bank may also pursue a commercial lending relationship and has a vested interest in maintaining the fullest possible banking relationship.
Approximately 78.5% of CBHL loan originations by volume occur within Maryland, Virginia, Delaware and Washington, D.C. The remainder of originations are national in scope and originate primarily through a direct-to-consumer model that utilizes consumer marketing and social media applications.

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
The unsecured credit card was added, for qualifying existing customers, in the fourth quarter of 2021 to expand the OpenSky™ product offering. The addition of the unsecured card allows for an uninterrupted experience for OpenSky™ customers who can now more easily transition from a secured to unsecured credit card and continue their relationship with the Bank. At December 31, 2025, 31% of our credit card customers had a FICO score in excess of 660 and were considered prime and 33% of outstanding credit card balances were unsecured.
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
Capital Bank uses data analytics, including AI and proprietary models, throughout the OpenSky™ customer lifecycle to support fraud prevention and credit decisioning. During onboarding, these tools are used to help validate identity, verify eligibility and income, and inform which customers may receive offers for additional credit. After account opening, credit card transactions are evaluated in real-time to help assess transaction legitimacy and detect potentially fraudulent activity. The Bank also uses portfolio monitoring and behavioral models to provide management with insight into credit trends, identify emerging risk, mitigate potential losses, and inform actions intended to optimize account profitability over the life of the relationship.
Windsor Advantage™ Division
Windsor Advantage™ is a loan service provider that offers community banks and credit unions a comprehensive outsourced SBA and USDA lending platform. Windsor Advantage™ generates fee income for the Company through its servicing, processing and packaging of such loans for its financial institution clients, including Capital Bank. Gross government loan servicing revenue totaled $19.6 million, including $4.1 million of Capital Bank related servicing fees, for the year ended December 31, 2025. Windsor

Advantage's™ total servicing portfolio was $3.1 billion, including $1.3 billion attributable to Capital Bank at December 31, 2025.
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

•Expand our purchase-oriented mortgage loan sales both in-market and in adjacent markets through the hiring of qualified mortgage originators and continue to enhance our direct to consumer marketing channels; and
•Utilize the systems, processes and technology within Windsor Advantage™ to participate in the processing and packaging of SBA and USDA loans originated by our financial institution clients and to grow associated servicing balances.
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
We focus our sustainability efforts on issues that are important to our business and to our key stakeholders. Our mission is to support businesses, help people and strengthen communities, as well as to grow our operations and revenue. Essential to this mission is our commitment to provide long-term, financial and social value to our stakeholders, including the communities we serve, our shareholders and our employees.
Employees and Human Capital Resources
At December 31, 2025, we employed 459 persons, of which 434 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent and we have been named a Best Bank to Work For by American Banker for six of the past seven years. Our ability to attract and retain employees is a key pillar of our success. We believe we offer a competitive total compensation and benefits program and a congenial work environment to our employees.
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
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. See “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14, Regulatory Capital Matters” for additional regulatory capital information, including the Bank’s and Company’s leverage ratio as of December 31, 2025.
Community Reinvestment Act
The CRA requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” A rating that is less than “satisfactory” may substantially inhibit the Bank’s opportunities for future growth. An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, and expansions into non-banking activities. Our Bank received an “outstanding” rating in its most recent CRA evaluation dated April 30, 2024, which was performed under the intermediate small bank requirements. Due to its asset size, our Bank will be evaluated under the “large bank” requirements in future CRA evaluations.
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. However, in July 2025, due to litigation, such agencies issued a joint notice of proposed rulemaking to rescind the 2023 final rule and replace it with the CRA framework that existed prior to the 2023 final rule.
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
Concurrent with the FDIC and OCC announcements, the DOJ withdrew its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as under a separate, recently adopted bank merger addendum.
In May 2025, the OCC adopted an interim final rule amending the 2024 final rule to restore the expedited review and the use of the streamlined business combination. The OCC also rescinded its 2024 policy statement. Additionally, in July 2025, the FDIC rescinded the 2024 Statement and reinstated, on an interim basis, the statement of policy on bank merger transactions that was in effect prior to the 2024 Statement.
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
On March 5, 2024, the CFPB issued a final rule amending provisions in Regulation Z that govern credit card late fee charges to lower the safe harbor amount for past due fees that a credit card issuer can charge on consumer credit card accounts from up to $41 to $8 and eliminates a higher safe harbor dollar amount for late fees for subsequent violations of the same type. This rule only applies to card issuers, that together with their affiliates, have one million or more open credit card accounts. In April 2025, the final rule was vacated by the U.S. District Court for the Northern District of Texas.
In December 2024, the CFPB issued a final rule that subjects (with certain exceptions) overdraft services provided by financial institutions with more than $10 billion in assets to the provisions of the Truth in Lending Act and other consumer financial protection laws. In May 2025, President Trump signed a Congressional Review Act resolution that overturned the CFPB’s December 2024 final rule, which would have taken effect October 1, 2025.
In February 2025, the acting director of the CFPB directed the CFPB’s staff to cease all supervision and examination activity and stakeholder engagement, stop all work on proposed rulemaking, suspend the effective dates of any finalized but not yet effective rules, and halt other actions relating to investigations, enforcement, and litigation. Beyond the initial halt, the CFPB moved toward a more deregulatory stance in 2025, significantly reducing the volume of final rules and enforcement actions compared to 2024. Under the current U.S. administration, a level of heightened uncertainty exists with respect to the future of the CFPB, including its structure, staffing, and responsibilities. It remains uncertain whether, or to what extent, changes at the CFPB will impact our business and the overall regulatory environment.
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
The current presidential administration and many members of Congress have advocated for changes in financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. These changes become less predictable, yet more likely to occur, following the transition of power from one presidential administration to another, especially as occurred in 2025, when it involves a change in the governing political party. New agency leaders have different priorities and, as a result, there have been and will be a number of proposed changes to regulations, guidance and supervisory tactics that impact our business. It is therefore unclear at the present time what effect the aforementioned changes will have on the banking industry as a whole or the Company specifically.

RISK FACTOR SUMMARY
The following provides an overview of the significant risks discussed more fully in Item 1A.
Risks Related to Our Business
•Adverse economic conditions could negatively affect us, our customers, or counterparties, leading to reduced loan demand and higher credit losses.
•Adverse developments in the financial services industry could weaken customer confidence and materially impact our liquidity and stock.
•Geographic concentration increases sensitivity to adverse changes in the local economy.
•Government shutdowns and federal spending reductions may impair borrowers’ ability to repay and pressure liquidity.
•Lending is inherently risky and we may be unable to measure or limit credit risk, resulting in unexpected losses.
•Our allowance for credit losses may be insufficient under CECL methodologies, requiring additional provisions or charge-offs in stressed environments.
•Small and medium-sized business exposure heightens loss susceptibility because those borrowers often have fewer resources to withstand economic stress.
•Commercial real estate and construction lending risks arise from sensitivity to market conditions, construction cost overruns, and challenges recovering collateral value.
•Real estate value and appraisal risks can lead to inaccurate collateral valuations, higher losses, or insufficient ACL levels.
•Foreclosure-related risks may increase costs or delay recoveries.
•Liquidity risk could arise from deposit attrition or limited market liquidity that restricts lending and weakens financial performance.
•Large depositor concentration poses the risk that major withdrawals could force reliance on more expensive or volatile funding sources, pressuring net interest margin.
•Mortgage banking volatility may reduce noninterest income due to interest rate shifts, market disruptions, or lower loan officer productivity.
•Secondary market and repurchase risk could lower operating income if market disruptions occur or loan repurchases are required.
•OpenSky™ credit card portfolio risks include fraud, credit losses, ACH issues, and delinquency trends that could materially affect performance and reduce earnings if losses exceed the ACL.
•Government-guaranteed lending risks stem from borrower defaults, processing deficiencies, or potential changes to federal programs.
•Renewable energy tax credit risks may reduce financing opportunities if federal tax incentives or program structures change.

•Interest rate risk may negatively affect the value of securities and loans as rates fluctuate.
•Changes to interest rates or the economic environment could force us to recognize losses on our investment securities portfolio.
•Competitive pressures from banks and nonbank providers may limit our ability to grow loans, deposits, and fee income.
•Cybersecurity and technology risks involve potential system failures or cyberattacks that could cause operational disruption, financial loss, legal exposure and reputational harm.
Risks Related to Our Operations and Industry Regulation
•Extensive regulatory requirements may increase operational and compliance burdens or restrict business activities.
•Regulatory examinations and enforcement could result in penalties, restrictions, or other adverse impacts if we fail to meet expectations or comply with requirements.
•Elevated levels of CRE or construction concentration may require enhanced risk management policies or higher capital levels, as well as limit our ability to lend.
•External events and climate-related risks could disrupt operations or impair collateral.
•AI risks may arise from model errors, data issues, operational failures, regulatory scrutiny, or reputational concerns tied to AI use.
Risks Related to Strategic Growth
•A merger or acquisition requires us to make estimates which impact presentation of our financial condition and are subject to revision.
•If goodwill were determined to be impaired, it could have a negative impact on our profitability.
•Acquisitions may disrupt our business.
Risks Related to Ownership of Our Common Stock
•Market volatility may cause significant fluctuations in our stock price.
•Future equity offerings or issuances of convertible instruments could result in substantial dilution.
•Insider ownership and control may influence shareholder votes and elections.
•Subordination to debt and preferred stock means common shareholders face lower priority relative to senior instruments, affecting value and rights.
•Anti-takeover protections under corporate governance provisions and applicable law may deter or delay change-of-control transactions.

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
Our performance could be negatively impacted to the extent there is deterioration in business and/or economic conditions, including persistent inflation, supply chain issues or labor shortages, which have direct or indirect impacts on us, our customers and/or our counterparties. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material, adverse effect on our business, and/or the financial condition of our customers and our results of operations.
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
Such high-profile bank failures also highlighted the speed at which deposits can be moved in the digital economy, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could materially and adversely impact the trading price of our common stock and potentially our results of operations.
Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2025, approximately 40.9% of our deposits were uninsured and 59.1% of our deposits were insured. We rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material, adverse effect on our business, financial condition and results of operations.
Our commercial business and operations are concentrated in the greater Washington, D.C. and Baltimore metropolitan areas and we are sensitive to adverse changes in the local economy.
Our success depends upon the general economic conditions in the areas in which we operate, which we cannot predict with any degree of certainty. The presidential administration and certain governmental agencies have announced and begun to implement plans to reduce government spending and the size of the federal government workforce. The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. In addition, federal government employees make up a significant proportion of the population of the Washington, D.C. metropolitan area. Reductions in the federal workforce through layoffs and buyouts, furloughs of government employees or government contractors as well as cancelling government contracts and other impacts from declining government spending, lapses in appropriations, or changes in fiscal appropriations could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area. Such a downturn in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that would not be offset by operations in other markets; it may also reduce the ability of our depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects the Washington, D.C. and Baltimore metropolitan areas, or existing or prospective borrowers or depositors in the Washington, D.C. and Baltimore metropolitan areas could have a material, adverse effect on our business, financial condition and results of operations.
Our customers and businesses in the Washington, D.C. metropolitan area may be adversely impacted as a result of the government shutdown and changes in government spending.
Disagreement over the U.S. federal budget, specifically regarding expiring tax credits and spending priorities, caused the U.S. federal government to shut down from October 1, 2025 to November 12, 2025. The government shutdown resulted in furloughs and layoffs for hundreds of thousands of federal employees. Recently, there have been several additional instances where there has been uncertainty regarding the ability of Congress and the President to collectively reach agreement on federal budgetary and spending matters. A period of failure to reach agreement on these matters, particularly if accompanied by another government shutdown, may have an adverse impact on the U.S. economy.
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
In addition, a significant portion of our loan portfolio is secured by real estate, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are more geographically diverse. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective in preventing losses relating to our loan portfolio.

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
Our ACL may prove to be insufficient to absorb life-time losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
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
Additional credit losses will occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement our ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have a material, adverse effect on our business, financial condition and results of operations.
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
These loans typically involve repayment that depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio could require us to increase our ACL, which would reduce our profitability and could have a material, adverse effect on our business, financial condition and results of operations.
Construction loans also involve risks because loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and incur taxes, maintenance and compliance costs for a foreclosed property, and we may have to hold the property for an indeterminate period of time, any of which could materially and adversely affect our business, financial condition and results of operations.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and, inasmuch as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to recover the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses may not reflect accurate loan impairments. This could have a material, adverse effect on our business, financial condition and/or results of operations.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. Our inability to manage the amount of costs or the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have a material, adverse effect on our business, financial condition and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. If new state or federal laws or regulations are ultimately enacted that raise the cost of foreclosure or impose outright barriers, such could have a materially adverse effect on our business, financial condition and results of operation.
A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition and results of operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, sales of our investment securities, sales of loans or other sources could materially and adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material, adverse effect on our business, financial condition and results of operations.
We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.
Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material, adverse effect on our business, financial condition and results of operations.
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
Our OpenSky™ Division provides secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores. Although some OpenSky™ credit cards are fully or partially secured, losses may occur as a result of fraud, or when the account exceeds its established limit or if a cardholder ceases to maintain the account in good standing. Fraud, such as identity fraud, payment fraud and funding fraud (where, for example, an individual funds a card using information from someone they know well, such as a relative or roommate) can result in substantial losses. In the case of an OpenSky™ account that is funded through fraud on the part of an applicant, we are required by applicable laws to refund the amount of the original deposit, and we charge off balances which were subsequently charged on the card. Account balances in excess of established credit limits happen as a result of certain VISA membership policies that allow cardholders to incur certain charges even if they exceed their card limits, which include, but are not limited to, rental car charges, gas station charges and hotel deposits. If an OpenSky™ cardholder exceeds his or her credit limit as a result of purchases in one of these categories, we may incur losses for amounts in excess of the collateral deposited if the borrower fails to repay such excess amounts. Customers can also exceed their credit limit by making intra-period payments to replenish their available lines. If the payments are made via the Automated Clearing House (“ACH”) and were fraudulent, we could incur the cost of the payment. Losses to our credit card portfolio also arise when cardholders cease to maintain the account in good standing with timely payments. For example, in the event a secured card becomes more than 90 days past due, or an unsecured card becomes more than 150 days past due, the credit card balance is recovered against any corresponding deposit account and the account becomes eligible for charge-off. A charge-off is recorded for any related fees, accrued interest or other charges in excess of the deposit account balance no later than 120 days for secured and 180 days for unsecured. We have invested in technology and systems designed to detect fraudulent behavior and somewhat mitigate losses but such investments may not be adequate, and our systems may not adequately monitor or mitigate potential losses arising from these risks.
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
This creates a potential credit risk for us with respect to the guaranteed portion of SBA or USDA loans to the extent that we originated the loan in a manner that was not in compliance with applicable standard operating procedures. Additionally, technical defaults could lead to potential liability for Windsor™ if it assisted in the origination or servicing of the loan on behalf of another bank. Such technical defaults and associated losses could materially adversely affect our business. Furthermore, increased instances of technical defaults, particularly where Windsor Advantage™ acted as a lender service provider, could result in reputational damage to us.
Any modification or reduction in the level of government support for government guaranteed loan programs could result in a significant impact to our results of operations.
A material part of our business consists of originating and servicing government guaranteed loans, in particular those guaranteed by the SBA and the USDA. Our government guaranteed lending program is substantially dependent on the continued support of the U.S. federal government. Under established and long-standing SBA and USDA programs, the federal government guarantees a portion of the loans originated by us or by clients we service through Windsor Advantage™.
Any changes to the laws, regulations, procedures, or funding levels governing the SBA or USDA programs could impair our ability, as well as the ability of our clients through Windsor Advantage™, to originate, process, and sell these loans in the secondary market. Such changes could have a material, adverse impact on our business, including through a reduction in sales income and decreased revenue within Windsor Advantage™.
Changes to renewable energy tax credits and federal incentive programs could adversely affect certain lending opportunities.
A portion of our lending activities is tied to the financing of renewable energy projects, including, but not limited to, commercial solar farms. A portion of the committed equity in some of these projects is derived from investment tax credits and other financial incentives provided through federal programs, legislative measures, and governmental support.
The U.S. federal government has previously enacted changes affecting the availability and terms of certain renewable energy tax credits and related incentives. These programs remain subject to further legislative, regulatory, or administrative modification, reinterpretation, or repeal. Any additional changes to the structure, availability, transferability, monetization, or timing of these tax credits or related support programs could affect the economics or viability of projects seeking financing.
Reductions in renewable energy incentives, expiration, phase-down, or modification of key tax benefits, or delays in reauthorization or expansion of related programs could materially impact the volume of renewable energy lending opportunities. In addition uncertainty regarding future federal policy may delay project development, financing decisions or capital commitments.
Accordingly, adverse changes in the regulatory framework or governmental support for renewable energy projects could materially and adversely affect our financial performance.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from a higher interest rate environment. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates later increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material, adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have a material, adverse impact on net interest income.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
We invest a portion of our total assets in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested and managing interest rate risk. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material, adverse effect on our business, financial condition and results of operations. Net unrealized losses related to available-for-sale investment securities are reflected in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets and reduce the level of our tangible common equity. Such unrealized losses do not affect our regulatory capital ratios.
We face strong competition from financial services companies and other companies that offer banking services.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve. In addition, many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Our inability to compete successfully in the markets in which we operate could have a material, adverse effect on our business, financial condition or results of operations.
System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses and regulatory implications.
Our computer systems and network infrastructure could be vulnerable to hardware and cybersecurity issues. Any damage or failure that causes an interruption in our operations could have a material, adverse effect on our financial condition and results of operations.

Our operations are also dependent upon our ability to protect our computer systems and network infrastructure, including our digital, mobile and internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material, adverse effect on our business, financial condition and results of operations. In addition, we may need to take our systems off-line if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules and regulations. These updates entail significant costs and create risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs.
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
Failure to maintain an effective system of internal control and disclosure controls and procedures could have a material adverse effect on our results of operations, financial condition and stock price.
As disclosed in Part II - Item 9A. Controls and Procedures, management has identified a material weakness in our internal control over financial reporting and, as a result, concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025. We are currently working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts will place a burden on management and may result in additional expenses.
If we are unable to remediate this material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, result in violations of applicable securities laws, prejudice our ability to meet NASDAQ listing requirements, negatively affect investor confidence in the accuracy and completeness of our financial statements, and adversely impact the trading price of our securities.
Risks Related to Our Operations and the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.
Banking is highly regulated under federal and state law. Accordingly, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Compliance with applicable laws and regulations can be complex and costly, and changes to laws and regulations, including changes in federal policy and regulatory priorities associated with transitions in U.S. Presidential administrations frequently impose additional operating costs. Recent administrations have pursued regulatory agendas that differ in approach and emphasis, and we expect that rulemaking, supervision, examination and enforcement priorities of the federal banking agencies will continue to evolve. Such changes may affect the manner in which we conduct our business, the products and services we offer, and the costs associated with compliance. Our failure to comply with applicable laws and regulations, even where such failure reflects good faith efforts or differences in interpretation, could subject us to restrictions on our business activities, enforcement actions, fines, or other penalties, any of which could adversely affect our results of operations, regulatory capital levels, and the price of our securities. In addition, new or amended laws, rules or regulations could increase compliance costs, limit business opportunities, or otherwise materially and adversely affect our business, financial condition, and results of operations.
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
The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied commercial real estate (including construction) loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s non-owner-occupied commercial real estate (including construction) loan portfolio has increased 50% or more during the prior 36 months. At December 31, 2025, the Bank’s construction to total capital ratio was 100% and the Bank’s non-owner-occupied commercial real estate (including construction) loans to total capital ratio was 302%, which exceeded the 300% regulatory guideline threshold set forth in clause (iv) above. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Additionally, at December 31, 2025, the Company’s construction to total capital ratio was 88.1% and the Company’s non-owner-occupied commercial real estate (including construction) loans to total capital ratio was 270.8%. Because a significant portion of our loan portfolio depends on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material, adverse effect on our business, financial condition and results of operations.

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
Severe weather, earthquakes, other natural disasters, pandemics, climate change, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, cause us to incur additional expenses or disrupt the Company’s operations. Climate change has the potential to increase the frequency and severity of severe weather events in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material, adverse effect on our business, financial condition, results of operations or profitability.
The development and use of AI presents risks that may adversely impact our business.
We are evaluating and may continue to expand our use of AI, and other emerging technologies in various aspects of our operations, including customer service, internal processes, risk management, and data analytics. Furthermore, our vendors or third parties may develop or incorporate AI technology in certain business processes, services or products. While these technologies may enhance efficiency and decision-making, their adoption presents risks and challenges.
AI systems may produce inaccurate, biased or inconsistent outputs, including as a result of flawed data, model limitations or inadequate oversight. Reliance on such outputs could lead to operational errors, customer harm, regulatory scrutiny or legal liability. In addition, the use of AI may raise concerns related to data privacy, intellectual property, cybersecurity and model governance, particularly where third-party vendors or externally developed tools are involved. The legal and regulatory environment governing AI remains rapidly evolving. Federal and state regulators may introduce new rules, supervisory expectations or guidance regarding transparency, consumer protection, fair lending, model risk management, data usage or vendor oversight. Compliance with these evolving requirements could increase costs, restrict our use of certain technologies or require modifications to existing processes or systems. Further, failures or perceived misuse of AI technologies could result in reputational harm, loss of customer confidence or competitive disadvantage. Operational disruptions, technology failures or security vulnerabilities associated with AI tools or service providers could adversely affect our business continuity or information security posture. We maintain governance, risk management and oversight processes designed to manage the risks associated with AI, but there can be no assurance that such processes will be effective in identifying or mitigating all risks. As a result, the use of AI and similar technologies could materially and adversely affect our business and results of operations.
Risks Related to Strategic Growth
A merger or acquisition requires us to make estimates, including the fair value of acquired assets and assumed liabilities.
GAAP requires us to record the assets and liabilities of an acquired business to their fair values at the time of the acquisition. With transactions, such as our merger with IFH, fair value and other estimates can take up to one year to finalize. These estimates, and their revisions, can have a substantial effect on the presentation of our financial condition and operating results after the transaction closes. In addition, the excess of the purchase price over the fair value of the assets acquired, net of liabilities assumed, is recorded as goodwill. If the estimates that we have used at any financial statement date are significantly revised in the future, there could be a negative impact to our goodwill or other acquisition-related intangibles and our results of operations for the period in which the revisions are made.
If our goodwill were determined to be impaired, it could have a negative impact on our profitability.
GAAP requires that goodwill be tested for impairment at the unit level on at least an annual basis or more frequently upon the occurrence of a triggering event. An impairment loss is to be recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit. A significant decline in our expected future cash flows, a continued period of economic disruption, changes to financial markets, slower growth rates, or other external factors, all of which can be highly unpredictable, may impact fair value calculations and require us to recognize an impairment loss in the future. While goodwill is excluded from regulatory capital, such an impairment may have a material, adverse effect on our financial condition and results of our operations.
Acquisitions may disrupt our business.
The success of our merger with IFH or any future acquisition we may consummate will depend on, among other things, our ability to realize anticipated revenue enhancements and efficiencies and to combine our business with the business of the target institution in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the subject acquisition may not be realized fully or at all or may take longer to realize than expected.
It is possible that the integration process associated with any pending or future acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts could also divert management attention and resources. These integration matters could have a material and adverse effect on the combined Company.
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
As of December 31, 2025, our directors, directors of the Bank, our named executive officers and their respective family members and affiliated entities beneficially owned an aggregate of 5,438,261 shares, or approximately 33.2% of our issued and outstanding common stock. Consequently, our management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders.
Our common stock is subordinate to our existing and future indebtedness and preferred stock.
Our common stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2025, we had $2.1 million in aggregate principal amount of junior subordinated debentures and we had no aggregate principal amount of subordinated notes outstanding. We may incur additional indebtedness in the future to increase our capital resources or if our total capital ratio or the total capital ratio of the Bank falls below the required minimums. Furthermore, our common stock is subordinate to any series of preferred stock we may issue in the future.
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
In addition, certain provisions of Maryland law may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the Change in Bank Control Act (“CBCA”). These laws could delay or prevent an acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As a publicly-traded financial institution, we are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations, and reputation, including cyber-attacks against us or our critical third-party service providers. Cyber-attackers may attempt to gain unauthorized access to our systems for purposes such as misappropriation of Company assets, accessing confidential or sensitive customer non-public information, corrupting or destroying data, disrupting operations, or making ransom demands.
Cybersecurity threats continue to evolve in both frequency and sophistication as financial institutions increasingly rely on digital channels, remote connectivity, cloud-based services, and third-party technology providers. While we devote significant resources to managing these risks, no cybersecurity controls or procedures can provide absolute assurance that a cybersecurity incident will not occur.
Our information security program is designed to preserve the confidentiality, integrity, and availability of Company confidential information, customer non-public personal information, and other data maintained on our systems, as well as to secure our interfaces with critical third-party service providers. The program is risk-based and tailored to the size, complexity, and risk profile of the Company and is integrated into the Company’s broader enterprise risk management framework.
The cybersecurity program includes administrative, technical, and physical safeguards intended to identify, assess, manage, and monitor cybersecurity risks across the organization. Risk assessments are conducted periodically and in connection with material technology changes, new products, and third-party relationships. Identified risks are prioritized and addressed through remediation activities, risk acceptance, or other mitigation strategies consistent with the Company’s risk appetite.
Additionally, the Company continually works to align its policies and practices with industry-accepted information security practices as provided by the Cyber Risk Institute, Payment Card Industry Data Security Standards, and other applicable standards, laws, and regulations.
Cybersecurity risk considerations are incorporated into strategic planning, technology initiatives, and day-to-day business operations. The Company maintains written policies, standards, and procedures designed to address evolving cybersecurity threats and regulatory expectations. These policies define roles and responsibilities for employees and contractors and are supported by ongoing training and awareness activities.
The Company utilizes a combination of internal resources and external service providers to support elements of its cybersecurity program, including security monitoring, threat intelligence, vulnerability management, penetration testing, social engineering testing, and incident response preparedness. These activities are designed to enhance the Company’s ability to prevent, detect, and respond to cybersecurity threats in a timely manner.
The Board of Directors is ultimately responsible for the oversight of cybersecurity risk management. The Board, primarily through its Risk Committee, receives periodic updates from management regarding the status and effectiveness of the Company’s information security program, key risk indicators, emerging cybersecurity threats, and significant risk management initiatives. The Board also receives cybersecurity education to support informed oversight.
Management is responsible for implementing and maintaining the Company’s cybersecurity risk management program. Cybersecurity oversight is conducted through established management committees comprised of senior executives with risk management, technology, and information security expertise. These committees provide direction, review program performance and risk metrics, approve key initiatives, and escalate significant matters to senior management and the Board, as appropriate.
The Company employs a Chief Information Security Officer who is responsible for administering and executing the Company’s written information security program and coordinating cybersecurity risk management activities across the organization. The Chief Information Security Officer works closely with other members of management to align cybersecurity practices with business objectives and regulatory requirements.
The Company maintains a cybersecurity incident response program designed to guide the assessment of and response to cybersecurity incidents. The program includes defined procedures for incident identification, investigation, documentation, escalation, and communication. Incident response plans are periodically reviewed and tested to promote preparedness and coordination across the organization.
In the event of a significant cybersecurity incident, senior management and the Board are informed in accordance with established escalation protocols. The Company also evaluates whether incidents require notification to customers, regulators, or other stakeholders, as applicable, based on the nature and severity of the incident and applicable legal and regulatory requirements.
The Company manages cybersecurity risks associated with third-party service providers through a third-party risk management program that includes risk-based due diligence, contractual security requirements, and ongoing monitoring. The Company seeks to obtain appropriate assurances regarding third-party security controls and incident notification obligations and monitors third-party performance throughout the lifecycle of the relationship.
While the Company believes that its cybersecurity risk management practices are appropriate for its business and risk profile, cybersecurity threats remain a persistent and evolving risk. The increasing reliance on technology, interconnected systems, and third-party providers heightens the potential impact of a cybersecurity incident.
As of the date of this filing, the Company is not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company's business strategy, results of operations, or financial condition. For additional discussion of cybersecurity-related risks, see Item 1A. “Risk Factors.”

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

Location	Owned/Leased	Lease Expiration	Type of office
One Church Street Suite 100 Rockville, MD 20850	Leased	12/31/2026	Commercial Branch
2275 Research Blvd. Suites 600 & 700 Rockville, MD 20850	Leased	5/31/2030	Corporate
6711 Columbia Gateway Drive Suite 170 Columbia, MD 21046	Leased	11/30/2027	Commercial Branch/LPO
110 Gibraltar Road Suite 130 Horsham, PA 19044	Leased	10/31/2029	OpenSky™ Operations
185 Harry S. Truman Parkway Suite 100 Annapolis, MD 21401	Leased	11/30/2026	Mortgage Office
1400 W Street, NW Suite 170 Washington, DC 20009	Leased	2/28/2033	Commercial Branch
1900 Campus Commons Drive Suite 130 Reston, VA 20191	Leased	1/31/2032	Commercial Branch, LPO, and OpenSky™ Headquarters
1104 Kenilworth Drive Suite 210 Towson, MD 21204	Leased	1/31/2027	LPO
550 South Andrews Avenue Suite 640 Fort Lauderdale, FL 33301	Leased	8/31/2029	Commercial Branch
8450 Falls of Neuse Road Suite 204 Raleigh, NC 27615	Owned		Commercial Branch and Office
7820 West 26th Street North Riverside, IL 60546	Owned		Commercial Branch
320 North Meridian Street Suite 212 Indianapolis, IN 46204	Leased	6/30/2029	Windsor AdvantageTM Office
444 North Wells Street Suites 205 & 206 Chicago, IL 60654	Leased	7/31/2030	Windsor AdvantageTM Office
997 Morrison Drive Suite 503 Charleston, SC 29403	Leased	6/30/2027	Windsor AdvantageTM Office

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any legal proceedings likely to result in a material, adverse effect on our financial statements.
ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shareholder Information

The common stock of the Company has been publicly traded since September 2018 and is currently traded on the Nasdaq Global Select Market under the symbol CBNK. As of March 12, 2026, there were approximately 314 holders of record of our common stock.

Dividends

Commencing with the third quarter of 2021, shareholders have received quarterly cash dividends on shares of common stock. Dividends paid in 2025 totaled $7.3 million. As a general matter, the payment of dividends is at the discretion of the Company’s board of directors, based on such factors as operating results, financial condition, capital adequacy and regulatory requirements. Although we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders, the Company anticipates continuing a regular quarterly cash dividend. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval.

Repurchases of Common Stock

On February 21, 2025, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to $15 million of its Common Stock, par value $0.01 per share (“Common Stock”), or an aggregate of 483,559 shares of Common Stock. The stock repurchase program expired on February 28, 2026. Although the Company’s stock repurchase program expired on February 28, 2026, the board of directors may, from time to time, consider the adoption of additional stock repurchase programs. Any such program would be dependent on market conditions, the Company’s financial condition, capital levels, regulatory restrictions, and other factors deemed appropriate by the board.
During the year ended December 31, 2025, the Company repurchased 419,643 shares of Common Stock under the stock repurchase program at a weighted-average price of $27.79 per share, totaling $11.7 million.

During the three months ended December 31, 2025, the Company repurchased Common Stock under the stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	64,358	$28.59	179,713	$10,058,066
November 1, 2025 to November 30, 2025	132,872	27.56	312,585	6,395,732
December 1, 2025 to December 31, 2025	107,058	28.54	419,643	3,340,197

Equity Compensation Plan Information
The following table provides information as of December 31, 2025, with respect to non-qualified and incentive stock options and restricted stock units (“RSUs”) outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[1]	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Capital Bancorp, Inc. Amended and Restated 2017 Stock and Incentive Compensation Plan	609,828	$22.40	810,829
Equity compensation plans not approved by security holders	—	—	—
Total	609,828	$22.40	810,829
_______________
(1)    Column (b) includes RSUs that can be exercised for no consideration. Excluding RSUs, the weighted-average exercise price would have been $25.21.

Unregistered Sales of Common Stock
There were no unregistered sales of the Company’s stock during the year ended December 31, 2025.
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
Net income of $57.2 million for the year ended December 31, 2025 increased $26.2 million, or 84.6% when compared to the prior year, augmented in part by the acquisition of IFH and strong organic growth. Net income as adjusted for the year ended December 31, 2025 of $56.3 million excludes the impact of $3.5 million after-tax impact from issuing a call of brokered time deposits acquired from the IFH transaction (“Call of Brokered Time Deposits”) and $2.6 million after-tax merger-related expenses. Net income as adjusted for the year ended December 31, 2024 included $3.3 million of after-tax merger-related expenses, $3.2 from the Initial IFH ACL Provision on non-purchased credit deteriorated loans, and $2.6 million of non-recurring equity and debt investment write-down that was nondeductible for tax purposes (non-GAAP). Net interest income of $196.0 million increased $41.2 million from the prior year primarily driven by organic growth and the acquisition of IFH. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
The net interest margin decreased 12 basis points to 6.10% for the year ended December 31, 2025 compared to 6.22% for the prior year. The decrease was primarily driven by the acquisition of commercial loans from IFH, which diluted the impact from OpenSky™. For the year ended December 31, 2025, average interest earning assets increased $727.9 million, or 29.3%, to $3.2 billion as compared to the same period in 2024, and the average yield on interest earning assets decreased 46 basis points as a result of the acquisition of commercial loans from IFH, diluting the impact from OpenSkyTM. The Commercial Bank net interest margin was 4.38% for the year ended December 31, 2025, which included 15 basis points related to the Call of Brokered Time Deposits, compared to 3.93% for the prior year. For the year ended December 31, 2025, the Commercial Bank average interest earning assets increased $713.4 million, or 30.2%, to $3.1 billion as compared to the same period in 2024, driven by the acquired interest-earning assets from IFH and strong organic growth during 2025. The Commercial Bank yield on portfolio loans (non-GAAP, excluding credit card loans) was 6.99% for the year ended December 31, 2025, which included 4 basis points of purchase accounting accretion, compared to 7.03% for the prior year, which included 3 basis points of purchase accounting amortization. Excluding purchase accounting, the Commercial Bank loan yield decreased 11 basis points primarily due to changes in the rate environment. Compared to the same period in the prior year, average interest-bearing liabilities increased $548.7 million, or 35.2%, while the average cost of interest-bearing liabilities decreased 68 basis points to 3.1% from 3.8%. For additional details, see “Non-GAAP Financial Measures and Reconciliations.”
For the year ended December 31, 2025, the provision for credit losses was $15.0 million, a decrease of $2.8 million from the prior year. The provision for credit losses for the year-ended December 31, 2024 included the initial IFH ACL provision of $4.2 million. Excluding this, the provision for credit losses increased $1.2 million which was primarily due to increased provision expense for OpenSky™ due to growth in the unsecured credit card portfolio. Net charge-offs for the year ended December 31, 2025 were $12.4 million, or 0.45% of average portfolio loans, compared to $9.0 million, or 0.42% of average portfolio loans, for the same period in 2024. The $12.4 million in net charge-offs during the year ended December 31, 2025 were comprised, in part, of OpenSky™ credit card portfolio net charge-offs, with $5.4 million related to unsecured cards and $1.6 million related to secured and partially secured cards. Further, $3.4 million of net charge-offs were related to commercial and industrial loans, $1.9 million were related to owner-occupied commercial real estate loans, and $0.3 million were related to construction loans.
For the year ended December 31, 2025, noninterest income of $49.2 million increased $17.8 million, or 56.6%, from the same period in 2024. This increase was primarily driven by reporting results from the IFH acquisition for a full year in 2025 compared to only three months in 2024. Activity from IFH included increased government loan servicing revenue (Windsor™) of $11.5 million, increased government lending revenue of $1.9 million, offset by decreased loan servicing rights of $0.5 million. The noninterest income also increased $2.6 million as a result of 2024 including non-recurring equity and debt write-down related to an IFH investment.
For the year ended December 31, 2025, noninterest expense of $155.1 million increased $28.9 million, or 22.9%, from the same period in 2024, largely due to the IFH acquisition. The increase was primarily driven by a $16.1 million, or 28.8%, increase in salaries and employee benefits, a $3.1 million increase in occupancy and equipment, a $3.1 million increase in professional fees, and a $2.1 million, or 7.6%, increase in data processing expense.
Total assets at December 31, 2025 were $3.6 billion, an increase of $399.3 million, or 12.5%, from the balance at December 31, 2024. Net portfolio loans, which exclude mortgage loans held for sale, totaled $3.0 billion at December 31, 2025, an increase of $329.3 million, or 12.5%, compared to $2.6 billion at December 31, 2024. Total liabilities at December 31, 2025 were $3.2 billion, an increase of $352.7 million, or 12.4%, from the balance at December 31, 2024. Total liability growth was primarily due to a $331.3 million increase in deposits and a $28.0 million increase in FHLB advances, partially offset by a decrease in other borrowed funds of $10.0 million when comparing December 31, 2025 to December 31, 2024. Stockholders’ equity increased to $401.8 million as of December 31, 2025, compared to $355.1 million at December 31, 2024, or 13.1%.
Deposits were $3.1 billion at December 31, 2025, an increase of $331.3 million or 12.0%, from the balance at December 31, 2024. Average deposits of $2.9 billion for the year ended December 31, 2025 increased $711.6 million, or 32.8%, as compared to the prior year. Average noninterest-bearing deposit balances increased $136.4 million to $811.8 million, and represented 28.2% of total average deposits for the year ended December 31, 2025, as compared to $675.4 million, which represented 31.1% of total average deposits for the prior year.
The Bank’s OpenSky™ Division, including shared service and corporate allocations contributed $14.6 million of income before taxes for the year ended December 31, 2025, a decrease of $2.7 million for the segment from the prior year. The $2.7 million decrease was primarily attributable to $1.5 million of increased provision for credit losses, $0.8 million of decreased interest income, and $1.3 million of increased data processing expense related to investments in OpenSky™ initiatives and other investments in technology, partially offset by $1.4 million of increased fee revenue from higher credit card fees. Average OpenSky™ loan balances, net of reserves and deferred fees of $125.8 million for the year ended December 31, 2025 increased $10.2 million, or 8.9%, as compared to the prior year. OpenSky™ loan balances, net of reserves, of $142.4 million at December 31, 2025 increased by $14.6 million, or 11.5%, compared to $127.8 million at December 31, 2024. Corresponding non-interest bearing deposit balances of $163.2 million at December 31, 2025 decreased $3.2 million, or 4.3%, compared to $166.4 million at December 31, 2024. Gross unsecured loan balances of $61.4 million at December 31, 2025 increased $18.9 million, or 44.7%, compared to $42.4 million at December 31, 2024. For the year ended December 31, 2025, noninterest income of $17.4 million increased $1.3 million due primarily to higher credit-card related fees.
The Bank’s Capital Bank Home Loans division including shared service and corporate allocations contributed a net loss before taxes of $2.6 million for the year ended December 31, 2025 as compared to a net loss before taxes of $2.5 million in the prior year. The Bank’s Capital Bank Home Loans division saw an increase in mortgage originations during the year ended December 31, 2025 when compared to the prior year. The lower interest rate environment increased home loan sales and home loan refinances. Gain on sale margins were up from 2.59% for the year ended December 31, 2024 to 2.70% for the year ended December 31, 2025.
The Bank’s Windsor Advantage™ division, including shared service and corporate allocations, contributed net income before taxes of $5.1 million for the year ended December 31, 2025 compared to $1.9 million for the year ended December 31, 2024. The increase was primarily driven by reporting results from the IFH acquisition for a full year in 2025 compared to only three months in 2024. Gross government loan servicing revenue (Windsor™) totaled $19.6 million, as compared to $4.5 million for the year ended December 31, 2024. Gross government loan servicing revenue included Capital Bank related servicing fees of $4.1 million and $0.5 million in 2025 and 2024, respectively. When the gross government loan servicing revenue from 2024 is annualized to $18.1 million this represents an increase of $1.5 million, or 8.2%. from 2024. Windsor's™ total servicing portfolio was $3.1 billion at December 31, 2025, compared to $2.5 billion at December 31, 2024.
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
We account for business combinations under ASC 805, Business Combinations using the acquisition method of accounting and record the identifiable assets acquired, liabilities assumed and consideration paid at fair value at the acquisition date. The excess of consideration paid over the fair value of the net assets acquired is recorded as goodwill. The fair values are preliminary estimates subject to adjustments during the measurement period, which does not exceed one year after acquisition. As of December 31, 2025, the measurement period for the acquisition has closed and the acquisition accounting is finalized. The application of business combination principles, including the determination of the fair value of net assets acquired, requires the use of significant estimates and assumptions under ASC 820, Fair Value Measurement. See Note 2 - Business Combination in the “Notes to the Consolidated Financial Statements” to the Consolidated Financial Statements. Determining estimated fair value requires a significant amount of judgment and estimates. As of December 31, 2025, the Company believes that the fair value of the assets acquired, liabilities assumed and consideration paid at fair value at the acquisition date was appropriately determined in accordance with GAAP.
Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - Note 1. Summary of Significant Accounting Policies.”

Results of Operations for the Years Ended December 31, 2025 and 2024
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Years Ended December 31,
(in thousands)	2025	2024	% Change
Interest income	$260,871	$213,301	22.3%
Interest expense	64,879	58,555	10.8%
Net interest income	195,992	154,746	26.7%
Provision for credit losses	14,965	17,720	(15.5)%
Provision for credit losses on unfunded commitments	188	385	(51.2)%
Net interest income after provision for credit losses	180,839	136,641	32.3%
Noninterest income	49,187	31,410	56.6%
Noninterest expense	155,082	126,219	22.9%
Net income before income taxes	74,944	41,832	79.2%
Income tax expense	17,774	10,860	63.7%
Net income	$57,170	$30,972	84.6%
Net income for the year ended December 31, 2025 was $57.2 million compared to net income of $31.0 million for the same period in 2024, a 84.6% increase, augmented in part by the IFH acquisition. During the year, the Bank issued a call of brokered time deposits acquired from the IFH transaction (“Call of Brokered Time Deposits”), resulting in the accelerated accretion of $4.6 million, or $3.5 million after-tax income. The Bank also incurred $2.6 million of after-tax related merger expenses. Net income, as adjusted (non-GAAP) to exclude the after-tax impact of $3.5 million for the Call of Brokered Time Deposits and $2.6 million of after-tax related merger expenses, was $56.3 million for the year ended December 31, 2025. Net interest income increased $41.2 million, or 26.7%, to $196.0 million when comparing the year ended December 31, 2025 to the year ended December 31, 2024, primarily due to the average balances of portfolio loans increasing by $623.1 million, partially offset by higher funding costs primarily resulting from the additional average deposit volume funding loan growth. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
The provision for credit losses for the year ended December 31, 2025 was $15.0 million, a decrease of $2.8 million, or 15.5%, from the provision for credit losses for the year ended December 31, 2024. The decrease was driven by $4.2 million of lower provisions in the commercial loan portfolio, primarily driven by 2024 including the initial IFH ACL provision of $4.2 million, partially offset by $1.5 million of additional OpenSky™ provisions during the year. Net charge-offs for the year ended December 31, 2025 were $12.4 million, or 0.45% of average portfolio loans, compared to $9.0 million, or 0.42% of average loans for the same period in 2024. Net charge-offs were comprised, in part, of net charge-offs related to OpenSky™ credit card portfolio loans, specifically $5.4 million of net charge-offs were related to unsecured cards and $1.6 million were related to secured and partially secured cards. During the year, there were $2.0 million of recoveries resulting from the sale of charged-off OpenSky™ credit card receivables. Further, $3.4 million of net charge-offs were related to commercial and industrial loans and $1.9 million were related to owner-occupied commercial real estate loans. The $3.4 million of net charge-offs for commercial and industrial loans were primarily attributable to unguaranteed portions of SBA loans. One purchased credit deteriorated (“PCD”) loan represented $1.5 million of the $1.9 million net charge-offs for owner-occupied commercial real estate loans. A specific reserve of $2.8 million was originally recorded for the loan, which was then sold to a third party allowing for $1.3 million of the reserve to be released and the remaining $1.5 million to be charged off.
For the year ended December 31, 2025, noninterest income was $49.2 million, an increase of $17.8 million, or 56.6%, from $31.4 million in the prior year period, primarily driven by contributions from the IFH acquisition. Activity from IFH included increased government loan servicing revenue (Windsor™) of $11.5 million, increased government lending revenue of $1.9 million, offset by decreased loan servicing rights of $0.5 million. Noninterest income was also higher due to 2024 including the non-recurring equity and debt write-down of $2.6 million related to an IFH investment. Credit card fees of $17.4 million increased $1.4 million, primarily from other credit-card related fees associated with the unsecured product, while mortgage banking revenue of $7.5 million increased $0.3 million as home loan sales remained stable compared to the prior year.
Noninterest expense was $155.1 million for the year ended December 31, 2025, as compared to $126.2 million for the year ended December 31, 2024, an increase of $28.9 million, or 22.9% largely due to the IFH acquisition. The change includes increases in salaries and employee benefits expenses of $16.1 million, or 28.8%, occupancy and equipment of $3.1 million, professional fees of $3.1 million, other operating expenses of $2.3 million, data processing expense of $2.1 million, loan processing of $1.6 million and regulatory assessment expenses of $1.4 million, partially offset by decreases in merger-related expenses of $0.6 million, operational and other card fraud related losses of $0.2 million and advertising expenses of $0.1 million.
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the years ended December 31, 2025 and 2024. Weighted average yields are derived by dividing income by the average balance of the related assets, and weighted average rates are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Years Ended December 31,
	2025			2024
($ in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest earning assets:
Interest-bearing deposits	$194,080	$8,211	4.23%	$98,319	$4,569	4.65%
Federal funds sold	59	2	3.39	57	3	5.26
Investment securities available-for-sale	236,346	6,976	2.95	228,909	5,441	2.38
Restricted investments	6,648	410	6.17	5,563	373	6.71
Loans held for sale	12,576	892	7.09	12,121	569	4.69
Portfolio loans receivable(1)(2)	2,765,758	244,380	8.84	2,142,638	202,346	9.44
Total interest earning assets	3,215,467	260,871	8.11	2,487,607	213,301	8.57
Noninterest earning assets	133,207			66,442
Total assets	$3,348,674			$2,554,049

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$269,224	$1,513	0.56%	$221,437	$1,003	0.45%
Savings	12,789	60	0.47	6,732	27	0.40
Money market accounts	960,882	33,195	3.45	704,002	28,741	4.08
Time deposits	825,847	29,003	3.51	561,369	26,399	4.70
Borrowed funds	37,196	1,108	2.98	63,686	2,385	3.74
Total interest-bearing liabilities	2,105,938	64,879	3.08	1,557,226	58,555	3.76
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	53,197			34,043
Noninterest-bearing deposits	811,798			675,360
Stockholders’ equity	377,741			287,420
Total liabilities and stockholders’ equity	$3,348,674			$2,554,049

Net interest spread			5.03%			4.81%
Net interest income		$195,992			$154,746
Net interest margin (3)			6.10%			6.22%
_______________
(1)Includes nonaccrual loans.
(2)For the years ended December 31, 2025 and 2024, collectively, Commercial Bank Loan Yield was 6.99% and 7.03%, respectively.
(3)For the years ended December 31, 2025 and 2024, collectively, Commercial Bank Net Interest Margin was 4.38% and 3.93%, respectively.

The net interest margin decreased 12 basis points to 6.10% for the year ended December 31, 2025 from the same period in 2024, primarily driven by the commercial loans acquired from IFH, for a full year in 2025 compared to only one quarter in 2024, and strong organic growth in the Commercial Bank loan portfolio which further diluted the impact from OpenSky™. Commercial Bank net interest margin increased to 4.38% for the year ended December 31, 2025, which included 15 basis points from the Call of Brokered Time Deposits, compared to 3.93% for the same period in 2024. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”

For the year ended December 31, 2025, average interest earning assets increased $727.9 million, or 29.3%, to $3.2 billion as compared to the same period in 2024, and the average yield on interest earning assets decreased 46 basis points. Compared to the same period in the prior year, average interest-bearing liabilities increased $548.7 million, or 35.2%, while the average cost of interest-bearing liabilities decreased 68 basis points to 3.08% from 3.76%.
Rate/Volume Analysis of Net Interest Income
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Compared to			Compared to
	December 31, 2024			December 31, 2023
	Change Due To		Interest Variance	Change Due To		Interest Variance
(In thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$4,054	$(412)	$3,642	$1,295	$63	$1,358
Federal funds sold	—	(1)	(1)	(81)	10	(71)
Investment securities available-for-sale	219	1,316	1,535	(394)	1,020	626
Restricted investments	67	(30)	37	37	(10)	27
Loans held for sale	32	291	323	299	(112)	187
Portfolio loans receivable excluding credit card loans	42,816	(809)	42,007	22,773	6,470	29,243
Credit card loans	4,858	(4,831)	27	585	(1,860)	(1,275)
Total interest income	52,046	(4,476)	47,570	24,514	5,581	30,095

Interest Expense:
Interest-bearing demand accounts	267	243	510	91	614	705
Savings	28	5	33	4	15	19
Money market accounts	8,862	(4,408)	4,454	2,529	2,702	5,231
Time deposits	9,266	(6,662)	2,604	9,473	1,117	10,590
Borrowed funds	(787)	(490)	(1,277)	170	160	330
Total interest expense	17,636	(11,312)	6,324	12,267	4,608	16,875
Net interest income	$34,410	$6,836	$41,246	$12,247	$973	$13,220
When comparing the years ended December 31, 2025 to 2024, the largest positive impact to total interest income was the growth in interest earning assets, strengthened in part by the IFH acquisition. Growth (change due to volume) in the loan portfolio, excluding credit cards, contributed $42.8 million and growth in credit card loans contributed $4.9 million to the increase in interest income. Growth in the loan and credit card portfolios were both partially offset by decreased interest rates for the year ended December 31, 2025 compared to the prior year. On a standalone basis, interest income attributable to the interest-bearing deposits contributed $3.6 million to the increase in interest income. The variance in interest expense year over year was primarily impacted by growth in interest-bearing liabilities, augmented in part by the IFH acquisition. Growth in interest bearing liabilities contributed $17.6 million to increased interest expense, including $9.3 million from growth in time deposits and $8.9 million from growth in money market accounts, partially offset by rate savings of $6.7 million for time deposits and $4.4 million for money market accounts.

Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. For a description of the factors taken into account by our management in determining the ACL, see “Financial Condition— Allowance for Credit Losses.”
For the year ended December 31, 2025, the provision for credit losses was $15.0 million, a decrease of $2.8 million from the recorded provision for credit losses of $17.7 million for the year ended December 31, 2024. The decrease was driven by $4.2 million of lower provisions in the commercial loan portfolio, primarily driven by the initial IFH ACL provision of $4.2 million recognized in 2024, partially offset by $1.5 million of additional OpenSky™ provisions during the year. Net charge-offs for the year ended December 31, 2025 were $12.4 million, or 0.45% of average portfolio loans, compared to $9.0 million, or 0.42% of average loans for the same period in 2024. The $12.4 million in net charge-offs during the year ended December 31, 2025 was comprised primarily of credit card portfolio net charge-offs, with $1.6 million related to secured and partially secured cards while $5.4 million was related to unsecured cards. During the year, there was $2.0 million of recoveries resulting from the sale of charged off OpenSky™ credit card receivables included within net charge-offs. The sale of charged off OpenSky™ credit card receivables reduced the reserve required for OpenSky™, resulting in a $1.3 million reduction to the provision. Further, $3.4 million of net charge-offs were related to commercial and industrial loans and $1.9 million were related to owner-occupied commercial real estate loans. The $3.4 million of net charge-offs for commercial and industrial loans were primarily attributable to unguaranteed portions of SBA loans. One PCD loan represented $1.5 million of the $1.9 million net charge-offs for owner-occupied commercial real estate loans. A specific reserve of $2.8 million was originally recorded for the loan, which was then sold to a third party resulting in the release of $1.3 million from the reserve, with the remaining $1.5 million to be charged off.
The ACL as a percent of portfolio loans was 1.85% at December 31, 2025 and December 31, 2024. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at December 31, 2025 in “Financial Condition - Allowance for Credit Losses.”
Noninterest Income
A primary source of recurring noninterest income are credit card fees, such as interchange fees and statement fees, Windsor Advantage™ fee income in connection with its servicing, processing and packaging of SBA and USDA loans for its financial institution clients, and mortgage banking revenue. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally recognized over the twelve month life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
(in thousands)	2025	2024	% Change
Noninterest income:
Service charges on deposit accounts	$1,316	$883	49.0%
Credit card fees	17,366	15,999	8.5
Mortgage banking revenue	7,472	7,146	4.6
Government lending revenue	4,222	2,301	83.5
Government loan servicing and packaging revenue	15,513	3,993	288.5
Loan servicing rights	545	1,013	(46.2)
Non-recurring equity and debt investment write-down	—	(2,620)	(100.0)
Other income	2,753	2,695	2.2
Total noninterest income	$49,187	$31,410	56.6%
For the year ended December 31, 2025, noninterest income of $49.2 million increased $17.8 million, or 56.6%, from the same period in 2024. This increase was primarily due to the contributions from the IFH acquisition for a full year in 2025 compared to only three months in 2024. Noninterest income for the year-ended December 31, 2024 included a $2.6 million non-recurring equity and debt write-down related to an IFH investment. Excluding this, non-interest income increased $15.2 million, which was driven by an increase in government loan servicing revenue (Windsor™) of $11.5 million, an increase in government lending revenue of $1.9 million, an increase in credit card fees of $1.4 million, and an increase in mortgage banking revenue of $0.3 million.
Mortgage banking revenue of $7.5 million for the year ended December 31, 2025, increased $0.3 million as home loan sales remained stable compared to the prior year. For the year ended December 31, 2025, credit card fees of $17.4 million increased $1.4 million primarily as a result of credit-card related fees associated with the unsecured product.
The Bank’s Capital Bank Home Loans division experienced an increase of 11.7% in mortgage originations during the year ended December 31, 2025 when compared to the prior year. Origination volumes increased $35.0 million, to $334.1 million, for the year ended December 31, 2025, when compared to $299.1 million for the same period in the prior year. Gain on sale margins were up from 2.59% for the year ended December 31, 2024 to 2.70% for the year ended December 31, 2025.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve for possible repurchases. The reserve was $2.3 million at December 31, 2025 and $2.3 million at December 31, 2024. The Bank did not repurchase any loans during the year ended December 31, 2025. The Bank repurchased one loan totaling $296 thousand during the year ended December 31, 2024. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
(in thousands)	2025	2024	% Change
Noninterest expense:
Salaries and employee benefits	$72,169	$56,037	28.8%
Occupancy and equipment	11,392	8,244	38.2
Professional fees	10,959	7,846	39.7
Data processing	29,788	27,689	7.6
Advertising	6,262	6,359	(1.5)
Loan processing	3,988	2,431	64.0
Merger-related expenses	3,361	3,930	(14.5)
Operational and other card fraud related losses	3,509	3,714	(5.5)
Regulatory assessment expenses	3,371	1,937	74.0
Other operating	10,283	8,032	28.0
Total noninterest expense	$155,082	$126,219	22.9%
For the year ended December 31, 2025, noninterest expense of $155.1 million increased $28.9 million, or 22.9%, from the same period in 2024, primarily from the IFH acquisition. The increase was primarily driven by a $16.1 million, or 28.8%, increase in salaries and employee benefits due largely to the acquisition of IFH and headcount growth. Professional fees increased $3.1 million, or 39.7%, most of which is comprised of professional fees associated with investments in shared service areas. Occupancy and equipment expense increased $3.1 million, or 38.2%, other operating expenses increased $2.3 million, or 28.0%, data processing expense increased $2.1 million, or 7.6%, and loan processing fees increased $1.6 million or 64.0%. Regulatory assessment expenses increased $1.4 million, primarily in consequence of the acquisition of IFH. Merger-related expenses of $3.4 million decreased $0.6 million, or 14.5%, from the same period due to the acquisition accounting being finalized on September 30, 2025.
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
Income tax expense was $17.8 million for 2025 compared to $10.9 million for 2024. Our effective tax rates for those periods were 23.7% and 26.0%, respectively. The elevated tax rate in 2024 resulted from the non-deductibility of a non-recurring equity and debt investment write down associated with a legacy IFH investment, along with certain merger-related expenses. In December of 2024, the Company became aware of certain financial conditions in a legacy IFH investment which indicated the need to evaluate the investment for impairment. Based upon the Company’s financial evaluation of that investment, it was determined that a write-down of the investment value was required. The Company does not hold any additional equity securities; therefore, the Company does not expect any future deferred tax benefits associated with such investment.

Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

	December 31,		Change expressed in:
(in thousands, except per share data)	2025	2024	Dollars	Percent
Total assets	$3,606,207	$3,206,911	$399,296	12.5%
Investment securities available-for-sale	230,083	223,630	6,453	2.9
Mortgage loans held for sale	25,828	17,063	8,765	51.4
Portfolio loans receivable, net of deferred fees and costs	2,959,457	2,630,163	329,294	12.5
Allowance for credit losses	54,660	48,652	6,008	12.3
Deposits	3,093,200	2,761,939	331,261	12.0
FHLB borrowings	50,000	22,000	28,000	127.3
Other borrowed funds	2,062	12,062	(10,000)	(82.9)
Total stockholders’ equity	401,757	355,139	46,618	13.1
Tangible common equity(1)	361,017	318,196	42,821	13.5
Equity to total assets at end of period	11.14%	11.07%		0.6
Weighted average number of basic shares outstanding	16,582	14,584		13.7
Weighted average number of diluted shares outstanding	16,768	14,640		14.5
Common shares outstanding	16,373	16,663		(1.7)
Book value per share	$24.54	$21.31		15.2
Tangible book value per share(1)	$22.05	$19.10		15.4
Dividends per share	$0.44	$0.36		22.2
_______________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at December 31, 2025 increased $399.3 million from the balance at December 31, 2024. Net portfolio loans, which exclude mortgage loans held for sale, totaled $3.0 billion as of December 31, 2025, an increase of $329.3 million, or 12.52%, from $2.6 billion at December 31, 2024. Deposits totaled $3.1 billion at December 31, 2025, an increase of $331.3 million from $2.8 billion at December 31, 2024.
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
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates and weighted-average yields, of investment securities at December 31, 2025 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
At December 31, 2025	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S Treasuries	$53,772	2.19%	$67,956	1.90%	$20,653	1.48%	$—	—%	$142,381	$137,236	1.95%
Municipal	338	4.78	578	4.81	12,193	6.70	2,506	2.09	15,615	13,897	5.85
Corporate	—	—	2,000	8.00	1,500	3.75	—	—	3,500	3,404	6.18
Asset-backed securities	—	—	—	—	—	—	5,013	5.59	5,013	5,026	5.59
Mortgage-backed securities	—	—	36,739	3.96	3,770	4.41	30,636	4.82	71,145	70,520	4.35
Total	$54,110	2.21%	$107,273	2.73%	$38,116	3.53%	$38,155	4.74%	$237,654	$230,083	3.06%
As described in “Note 3 - Investment Securities” in the “Notes to the Consolidated Financial Statements” at December 31, 2025, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of December 31, 2025 and concluded that there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are three securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poor’s or Fitch, is as follows: AAA – 76% of the portfolio; AA+ – 24%.
Asset-backed Securities – There are three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of December 31, 2025.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $3.8 million as of December 31, 2025 and $3.1 million as of December 31, 2024, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $41.4 million as of December 31, 2025 and $28.6 million as of December 31, 2024 are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered primarily within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders, primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company frequently transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through Capital Bank Home Loans. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties, although exceptions are sometimes made. The Company performs a stress test of the construction loan portfolio at least once a year, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored against the original underwriting guidelines for construction milestones and completion timelines.
Commercial and Industrial. In addition to other loan products, general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit, government guaranteed loans and solar energy related loans and other loan products, are offered, primarily in target markets, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower and secondarily, on the underlying collateral provided by the borrower. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and/or equipment. Personal guaranties from the borrower or other principal are generally obtained.
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $83.1 million and $87.2 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of December 31, 2025 and December 31, 2024, respectively. Unsecured balances were $61.4 million and $42.4 million, respectively, at the same dates.
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered.
Purchased Credit Deterioration. Acquired loans, including those acquired in a business combination, are evaluated to determine if they have experienced more-than-insignificant deterioration in credit quality since origination. When the condition exists, these loans are referred to as PCD. An allowance is recognized for a PCD loan by adding it to the purchase price or fair value in a business combination. There is no provision for credit losses recognized upon acquisition of a PCD loan since the initial allowance is established through purchase accounting. PCD loans are grouped with organically created loans in their applicable loan category. After initial recognition, the accounting for a PCD loan follows the credit loss model that applies to the loan category.
Purchased financial loans that do not have a more-than-insignificant deterioration in credit quality since origination are accounted for in a manner consistent with originated loans. An allowance for credit losses is recorded with a corresponding charge to provision for credit losses. Subsequent to the acquisition date, the methods utilized to estimate the required ACL for these loans is similar to the method used for organically originated loans. It was identified during the twelve months ended December 31, 2025 that one of the loans acquired from IFH should have been assigned as a PCD loan based on facts and circumstances that existed as of the acquisition date. The loan was reclassified as a PCD loan and a specific ACL reserve of $3.4 million was established as a measurement period adjustment to the Day-1 purchase accounting.

The repayment of loans is a source of additional liquidity for the Company. The following table details contractual maturities of our portfolio loans, along with an analysis of loans maturing after one year categorized by rate characteristics. Loans with adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments.

	As of December 31, 2025
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$177,824	$292,318	$71,908	$223,758	$765,808
Commercial	219,221	444,973	301,973	30,914	997,081
Construction	290,286	59,683	9,597	—	359,566
Commercial and industrial	254,361	162,263	139,626	142,039	698,289
Credit card	142,397	—	—	—	142,397
Other consumer	528	117	1,285	—	1,930
Total portfolio loans, gross	$1,084,617	$959,354	$524,389	$396,711	$2,965,071

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$370,152	$217,832	$587,984
Commercial			410,228	367,632	777,860
Construction			34,731	34,549	69,280
Commercial and industrial			157,729	286,199	443,928
Other consumer			1,402	—	1,402
Total portfolio loans, gross			$974,242	$906,212	$1,880,454
The following tables present non owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:
Non-owner-occupied commercial real estate loans, including multi-family

	As of December 31, 2025
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$213,239	$1,657	53.9%	Not Applicable	7.2%

Retail	$182,847	$1,792	53.7%	34.3%	6.2%
Mixed use	152,956	2,010	53.6%	28.7%	5.2%
Industrial	59,447	1,050	43.4%	11.2%	2.0%
Hotel	70,906	5,065	47.3%	13.3%	2.4%
Office	25,123	1,004	50.5%	4.7%	0.8%
Other(2)	41,862	1,412	52.6%	7.8%	1.4%
Total non-owner-occupied commercial real estate loans	$533,141	$1,758	51.0%	100.0%	18.0%
Total portfolio loans, gross	$2,965.071

Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of December 31, 2025
(in thousands)	2026	2027	2028	2029	2030 and Onwards	Total
Loan type:
Multi-family	$45,002	$23,729	$46,324	$34,566	$64,072	$213,693

Retail	$23,058	$38,081	$2,053	$25,338	$94,288	$182,818
Mixed use	71,775	30,783	4,624	25,248	22,318	154,748
Industrial	19,095	9,361	3,248	5,476	23,724	60,904
Hotel	15,142	—	—	1,443	54,321	70,906
Office	3,683	5,878	155	8,673	6,711	25,100
Other	20,290	6,660	8,280	2,140	3,751	41,121
Total fixed rate non owner-occupied commercial real estate loans	$153,043	$90,763	$18,360	$68,318	$205,113	$535,597
Owner-occupied commercial real estate loans

	As of December 31, 2025
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$110,303	$1,216	50.5%	26.3%	3.7%
Office	55,171	712	57.1%	13.2%	1.9%
Retail	66,864	867	57.8%	16.0%	2.3%
Mixed use	16,826	893	46.3%	4.0%	0.6%
Other(3)	169,537	1,139	53.8%	40.5%	5.7%
Total owner-occupied commercial real estate loans	$418,701	$1,096	53.5%	100.0%	14.1%
Total portfolio loans, gross	$2,965,071
Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of December 31, 2025
(in thousands)	2026	2027	2028	2029	2030 and Onwards	Total
Loan type:
Industrial	$11,091	$9,989	$6,719	$22,771	$60,054	$110,624
Office	3,485	2,447	2,795	9,360	37,442	55,529
Retail	5,518	8,606	7,939	8,746	35,965	66,774
Mixed use	2,576	873	907	6,353	6,261	16,970
Other	39,003	7,562	1,946	8,507	114,895	171,913
Total fixed rate owner-occupied commercial real estate loans	$61,673	$29,477	$20,306	$55,737	$254,617	$421,810
_______________
(1)     Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)     Other non-owner-occupied commercial real estate loans include land loans of $13.7 million, special purpose loans of $8.7 million, skilled nursing home loans of $8.5 million, and other loans of $10.9 million.
(3)     Other owner-occupied commercial real estate loans include special purpose loans of $94.6 million, skilled nursing home loans of $30.2 million, religious facility loans of $25.1 million, and other loans of $19.6 million.

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
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, customer bankruptcy and lack of assets, and/or collateral deficiencies. Secured consumer credit card balances are eligible for charge-off after they become more than 90 days past due. Unsecured consumer credit card balances are eligible for charge-off after they become more than 150 days past due and are charged off not later than 180 days after they become past due. Otherwise, loans that are past due for 180 days or more are charged off unless the loan is well-secured and in the process of collection.
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
Management is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced credit administration function, which provides independent analysis of credit requests and the management of problem credits. The credit department has developed and implemented analytical procedures for evaluating credit requests, administers the Company’s risk rating system, and endeavors to adapt and enhance the monitoring of the loan portfolio. The loan portfolio analysis process is intended to contribute to the identification of weaknesses before they become more severe.
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
At December 31, 2025, the recorded investment in individually assessed loans was $52.8 million, requiring a specific reserve of $9.9 million, whereas at December 31, 2024 the recorded investment in individually assessed loans was $34.9 million, requiring a specific reserve of $9.3 million. The $52.8 million of individually assessed loans at December 31, 2025 included two loan relationships totaling $15.9 million, with a combined reserve of $7.2 million as of December 31, 2025. The $34.9 million of individually assessed loans at December 31, 2024 included a single multi-unit residential real estate loan secured by four properties with a balance of $7.6 million at December 31, 2024.
At December 31, 2025, nonperforming assets were $58.3 million, an increase of $28.0 million from December 31, 2024. Nonperforming assets consisted of nonperforming loans of $54.4 million and other real-estate owned of $3.9 million. The nonperforming loans of $54.4 million represented a $24.2 million increase from December 31, 2024. Credit metrics were impacted by the two loan relationships previously mentioned, both of which were acquired as part of the IFH transactions. These two loan relationships accounted for a combined $15.9 million increase to nonperforming assets.
One relationship across three loans accounted for an $8.8 million increase to nonperforming assets. One loan of $5.0 million was previously identified as a PCD loan, which had a specific ACL reserve of $3.8 million established from Day-1 purchase accounting of the IFH acquisition. The other two are USDA loans with an unguaranteed balance of $3.8 million secured by underlying assets, which have no ACL reserve recorded.
The other relationship accounted for a $7.1 million increase to nonperforming assets. As previously mentioned, the loan was recharacterized as a PCD loan as a measurement period adjustment to the Day-1 purchase accounting from the IFH acquisition. The measurement period adjustment for this loan resulted in recording a specific ACL reserve of $3.4 million during the year, or a 12 basis points impact to the ACL Coverage Ratio.
Past Due Loans
The past due loans balance increased $26.7 million, from $66.8 million or 2.5% of gross loans as of December 31, 2024 to $93.5 million or 3.2% of gross loans as of December 31, 2025. As described above, there were two loan relationships acquired from IFH, which amounted to $15.9 million and were identified as nonperforming assets as of December 31, 2025. When the $15.9 million of loan relationships acquired from IFH are excluded from the balances as of December 31, 2025, the adjusted past due loan balance of $77.6 million represents 2.6% of adjusted gross loans, which is generally consistent with the 2.5% ratio at December 31, 2024.
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

The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2025	2024	2025	2024
(in thousands)	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
Real estate:
Residential	0.97%	1.01%	1.01%	1.26%	96%	80%
Commercial	1.50	1.70	1.57	1.52	95	112
Construction	1.18	0.93	1.31	1.34	90	69
Commercial and Industrial	2.84	2.95	3.77	0.54	75	552
Credit card	5.78	4.93	—	—	—	—
Other consumer	0.26	0.72	—	—	—	—
Total	1.85%	1.85%	1.84%	1.15%	100%	161%

At December 31, 2025, the ACL coverage ratio was 1.85% and remained flat when compared to December 31, 2024. It was identified during the year ended December 31, 2025 that one of the loans acquired from IFH should have been assigned as a PCD loan based on facts and circumstances that existed as of the acquisition date. The loan was reclassified as a PCD loan and a specific ACL reserve of $3.4 million was established as a measurement period adjustment to the Day-1 purchase accounting.
Total charge-offs for the year ended December 31, 2025 and December 31, 2024 were primarily comprised of credit card charge-offs resulting both from the aging of the portfolio and the shift from an almost exclusively secured card portfolio to a portfolio that also includes partially secured and unsecured exposures. The following table presents a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	For the Years Ended December 31,
	2025			2024
(in thousands)	Net Charge-offs (Recoveries)	Average Loans	Percent of average portfolio loans	Net Charge-offs	Average Loans	Percent of average portfolio loans
Real estate:
Residential	$(109)	$720,871	(0.02)%	$907	$616,739	0.15%
Commercial	1,892	959,324	0.20	559	756,662	0.07
Construction	264	338,872	0.08	—	299,282	—
Commercial and Industrial	3,371	618,451	0.55	513	352,606	0.15
Credit card	6,963	125,824	5.53	7,024	115,581	6.08
Other consumer	—	2,416	—	—	1,768	—
Total	$12,381	$2,765,758	0.45%	$9,003	$2,142,638	0.42%

As the loan portfolio and ACL review processes continue to evolve, there may be changes to elements of the allowance and this may influence the overall level of the allowance maintained. Historically, the Bank has experienced a high-quality loan portfolio with relatively low levels of net charge-offs and delinquency rates. The maintenance of a high-quality portfolio will continue to be a priority.
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

	December 31,
	2025		2024
(in thousands)	Amount	Percent(1)	Amount	Percent(1)
Real estate:
Residential	$7,444	14%	$6,945	14%
Commercial	14,917	27	16,041	33
Construction	4,250	8	2,973	6
Commercial and Industrial	19,818	36	16,377	33
Credit card	8,226	15	6,301	14
Other consumer	5	—	15	—
Total allowance for credit losses	$54,660	100%	$48,652	100%
_______________
(1)Loan category as a percentage of total portfolio loans.

Total Liabilities
Total liabilities at December 31, 2025 increased $352.7 million, from December 31, 2024 due to growth in the deposit portfolio of $331.0 million.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial and business banking officers. Our credit card customers are a significant source of low-cost deposits. As of December 31, 2025 and December 31, 2024, our credit card customers accounted for $163.2 million and $166.4 million, or 19.1% and 20.5%, respectively, of our total noninterest-bearing deposit balances.
Major categories of interest-bearing deposits are as follows:

Interest-Bearing Deposits
	At December 31,
(in thousands)	2025	2024
Interest-bearing demand accounts	$257,233	$238,881
Savings	11,679	13,488
Money market accounts	1,105,183	816,708
Customer time deposits	489,687	548,901
Brokered time deposits	376,677	333,033
Total Interest-bearing deposits	$2,240,459	$1,951,011
The Company had $376.7 million in brokered deposits at December 31, 2025 compared to $333.0 million at December 31, 2024.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest concentrations in the deposit portfolio. As of December 31, 2025, these concentrations represented 5% and 10% of deposits, respectively. As of December 31, 2024, these deposits represented 6% and 11% of deposits, respectively.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the years Ended December 31,
	2025		2024
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$269,224	0.56%	$221,437	0.45%
Savings	12,789	0.47	6,732	0.40
Money market accounts	960,882	3.45	704,002	4.08
Time deposits	825,847	3.51	561,369	4.70
Total Interest-bearing deposits	2,068,742	3.08%	1,493,540	3.76%
Noninterest-bearing demand accounts	811,798		675,360
Total deposits	$2,880,540	2.21%	$2,168,900	2.59%
Deposit costs decreased 38 basis points during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily driven by a 15 basis points reduction related to the Call of Brokered Time Deposits, as well as growth in customer money market deposits and a shift in product mix, and the Bank’s ability to reduce deposit pricing in response to a declining interest rate environment.
Noninterest-bearing deposits represented 27.6% of total deposits at December 31, 2025 compared to 29.4% at December 31, 2024. Uninsured deposits were approximately $1.3 billion as of December 31, 2025, representing 40.9% of the Company's deposit portfolio, compared to $979.3 million, or 35.5%, at December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table presents the maturities of our certificates of deposit as of December 31, 2025.

(in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
$250,000 or more	$41,879	$66,688	$65,176	$3,563	$177,306
Less than $250,000	204,915	204,940	160,754	118,450	689,059
Total	$246,794	$271,628	$225,930	$122,013	$866,365
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Total borrowings increased during the year ended December 31, 2025 to $52.1 million from $34.1 million at December 31, 2024.
FHLB Advances. The FHLB allows us to borrow up to 25% of our assets on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2025, approximately $874.1 million in real estate loans and $124.3 million of investment securities were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $656.3 million. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of December 31, 2025, we had $50.0 million in outstanding advances and $606.3 million in available borrowing capacity from the FHLB.

Other borrowed funds. The Company has also issued junior subordinated debentures. At December 31, 2025, these other borrowings amounted to $2.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of December 31, 2025, the rate for the Floating Rate Debentures was 5.85%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond provides access to liquidity under the Federal Reserve’s discount window through borrower-in-custody (“BIC”) and national book-entry (“NBE”) arrangements, which allow us to borrow on a collateralized basis using different types of collateral. The Company’s total borrowing capacity under the Federal Reserve’s discount window was $125.3 million as of December 31, 2025.
Other Borrowings. The Company also has available lines of credit of $76.0 million with other correspondent banks at December 31, 2025, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at December 31, 2025.
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
Management has established a risk management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is integrated into our risk management processes. Critical elements of our liquidity risk management include: corporate governance consisting of oversight by the board of directors and active involvement by management; strategies, policies, procedures and limits used to manage and mitigate liquidity risk; liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are believed to be commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; a diverse mix of existing and potential future funding sources; holding liquid marketable securities that can be used to meet liquidity needs in situations of stress; contingency funding plans that address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes believed to be sufficient to assure the adequacy of the institution’s liquidity risk management process.
We expect funds to be available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other potential funding sources include brokered certificates of deposit, deposit listing services, CDARS, borrowings from the FHLB and other lines of credit.

As of December 31, 2025, we had $606.3 million of available borrowing capacity from the FHLB, $31.1 million of available borrowing capacity from the Federal Reserve Bank of Richmond BIC arrangement secured by pledged commercial loans and available lines of credit of $76.0 million with other correspondent banks. The Company’s borrowing capacity under the Federal Reserve’s discount window program through the NBE arrangement was $94.2 million as of December 31, 2025. Unpledged investment securities available as collateral for potential additional borrowings totaled $9.3 million at December 31, 2025. Cash and cash equivalents were $255.6 million at December 31, 2025.
Capital Resources
Stockholders’ equity increased $46.6 million for the year ended December 31, 2025 compared to December 31, 2024 largely due to net income of $57.2 million for the year ended December 31, 2025. Shares repurchased and retired for the year ended December 31, 2025, as part of the Company's stock repurchase program, totaled 419,643 shares at an average price of $27.79, for a total cost of $11.7 million including commissions.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $5.8 million at December 31, 2025 and $11.5 million at December 31, 2024. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 3 to the consolidated financial statements provide additional information concerning management’s evaluation of investment securities available-for-sale at December 31, 2025.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 11.14% at December 31, 2025 and 11.07% at December 31, 2024.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See “Risks Related to Our Operations and the Regulation of Our Industry” in Part I, Item 1A. - Risk Factors.
As of December 31, 2025, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$371,638	10.71%	$138,757	4.00%	$173,446	5.00%
Tier 1 capital (to risk-weighted assets)	371,638	13.05	170,835	6.00	227,780	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	369,576	12.98	128,126	4.50	185,071	6.50
Total capital ratio (to risk-weighted assets)	407,481	14.31	227,780	8.00	284,725	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$316,082	9.24%	$136,858	4.00%	$171,073	5.00%
Tier 1 capital (to risk-weighted assets)	316,082	11.34	167,207	6.00	222,942	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	316,082	11.34	125,405	4.50	181,141	6.50
Total capital ratio (to risk-weighted assets)	351,170	12.60	222,942	8.00	278,678	10.00

December 31, 2024
The Company
Tier 1 leverage ratio (to average assets)	$346,840	11.07%	$125,348	4.00%	$156,685	5.00%
Tier 1 capital (to risk-weighted assets)	346,840	13.83	150,512	6.00	200,683	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	344,778	13.74	112,884	4.50	163,055	6.50
Total capital ratio (to risk-weighted assets)	388,425	15.48	200,683	8.00	250,853	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$283,828	9.17%	$123,818	4.00%	$154,772	5.00%
Tier 1 capital (to risk-weighted assets)	281,563	11.54	146,451	6.00	195,268	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	281,563	11.54	109,838	4.50	158,655	6.50
Total capital ratio (to risk-weighted assets)	312,304	12.79	195,268	8.00	244,085	10.00

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Our liquidity monitoring and management consider both present and future demands for and sources of liquidity. The following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2025.

(in thousands)	Due in One Year or Less	Due After One Through Three Years	Due After Three Through Five Years	Due After 5 Years	Total
FHLB advances	$50,000	$—	$—	$—	$50,000
Certificates of deposit $250,000 or more	173,743	3,563	—	—	177,306
Certificates of deposit less than $250,000	570,609	117,785	618	47	689,059
Lease payments	1,969	1,417	997	777	5,160
Subordinated debt	—	—	—	2,062	2,062
Total	$796,321	$122,765	$1,615	$2,886	$923,587
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

	December 31,
(in thousands)	2025	2024
Unfunded lines of credit	$455,666	$403,029
Letters of credit	1,633	3,122
Commitment to fund other investments	2,714	2,714
Total credit extension commitments	$460,013	$408,865
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
Commitments to extend credit are agreements to lend funds to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us upon extension of credit, is based on management’s credit evaluation of the customer.
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

Core Earnings Metrics	Year Ended
(in thousands, except per share data)	December 31, 2025	December 31, 2024

Net Income	$57,170	$30,972
Deduct: Income from the Call of Brokered Time Deposits, Net of Tax	(3,489)	—
Add: Merger-Related Expenses, Net of Tax	2,609	3,308
Add: Non-Recurring Equity and Debt Investment Write-Down	—	2,620
Add: IFH Non-PCD ACL Provision, Net of Tax	—	3,169
Core Net Income	$56,290	$40,069

Weighted Average Common Shares - Diluted	16,768	14,640
Earnings per Share - Diluted	$3.41	$2.12
Core Earnings per Share - Diluted	$3.36	$2.74

Average Assets	$3,348,674	$2,554,049
Return on Average Assets	1.71%	1.21%
Core Return on Average Assets	1.68%	1.57%

Average Equity	$377,741	$287,420
Return on Average Equity	15.13%	10.78%
Core Return on Average Equity	14.90%	13.94%

Net Interest Income	$195,992	$154,746
Noninterest Income	49,187	31,410
Total Revenue	$245,179	$186,156
Noninterest Expense	$155,082	$126,219
Efficiency Ratio(1)	63.25%	67.80%

Net Interest Income	$195,992	$154,746
Less: Call of Brokered Time Deposits	4,618	—
Core Net Interest Income (a)	$191,374	$154,746
Noninterest Income	49,187	31,410
Add: Non-Recurring Equity and Debt Investment Write-Down	—	2,620
Core Fee Revenue (b)	$49,187	$34,030
Core Revenue (a) + (b)	$240,561	$188,776

Noninterest Expense	$155,082	$126,219
Less: Merger-Related Expenses	3,361	3,930
Core Noninterest Expense	$151,721	$122,289
Core Efficiency Ratio(1)	63.07%	64.78%
_______________
(1)The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Commercial Bank Net Interest Margin	Year Ended
(in thousands)	December 31, 2025	December 31, 2024

Commercial Bank Net Interest Income	$134,619	$92,756
Average Interest Earning Assets	3,215,483	2,487,607
Less: Average Credit Card Loans	139,344	124,863
Average Commercial Bank Interest Earning Assets	$3,076,139	$2,362,744
Commercial Bank Net Interest Margin	4.38%	3.93%

Commercial Bank Portfolio Loans Receivable Yield	Year Ended
(in thousands)	December 31, 2025	December 31, 2024

Portfolio Loans Receivable Interest Income	$244,380	$202,346
Less: Credit Card Loan Income	59,848	59,821
Commercial Bank Portfolio Loans Receivable Interest Income	$184,532	$142,525
Average Portfolio Loans Receivable	2,765,758	2,142,638
Less: Average Credit Card Loans	125,824	115,581
Total Commercial Bank Average Portfolio Loans Receivable	$2,639,934	$2,027,057
Commercial Bank Portfolio Loans Receivable Yield	6.99%	7.03%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Year Ended
(in thousands)	December 31, 2025	December 31, 2024

Net Income	$57,170	$30,972
Add: Income Tax Expense	17,774	10,860
Add: Provision for Credit Losses	14,965	17,720
Add: Provision for Credit Losses on Unfunded Commitments	188	385
PPNR	$90,097	$59,937

Core PPNR	Year Ended
(in thousands)	December 31, 2025	December 31, 2024

Net Income	$57,170	$30,972
Add: Income Tax Expense	17,774	10,860
Add: Provision for Credit Losses	14,965	17,720
Add: Provision for Credit Losses on Unfunded Commitments	188	385
Deduct: Income from the Call of Brokered Time Deposits	(4,618)	—
Add: Merger-Related Expenses	3,361	3,930
Add: Non-Recurring Equity and Debt Investment Write-Down	—	2,620
Core PPNR	$88,840	$66,487

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	December 31, 2025	December 31, 2024

Allowance for Credit Losses	$54,660	$48,652
Total Portfolio Loans	$2,959,457	$2,630,163
Allowance for Credit Losses to Total Portfolio Loans	1.85%	1.85%

Commercial Bank Allowance for Credit Losses to Commercial Bank Portfolio Loans
(in thousands)	December 31, 2025	December 31, 2024

Allowance for Credit Losses	$54,660	$48,652
Less: Credit Card Allowance for Credit Losses	8,232	6,402
Commercial Bank Allowance for Credit Losses	$46,428	42,250
Total Portfolio Loans	2,959,457	2,630,163
Less: Gross Credit Card Loans	137,905	122,928
Commercial Bank Portfolio Loans	$2,821,552	2,507,235
Commercial Bank Allowance for Credit Losses to Total Portfolio Loans	1.65%	1.70%

Nonperforming Assets to Total Assets
(in thousands)	December 31, 2025	December 31, 2024

Total Nonperforming Assets	$58,276	$30,241
Total Assets	$3,606,207	$3,206,911
Nonperforming Assets to Total Assets	1.62%	0.94%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	December 31, 2025	December 31, 2024

Total Nonperforming Loans	$54,421	$30,241
Total Portfolio Loans	$2,959,457	$2,630,163
Nonperforming Loans to Total Portfolio Loans	1.84%	1.15%

Net Charge-Offs to Average Portfolio Loans	Year Ended
(in thousands)	December 31, 2025	December 31, 2024

Total Net Charge-Offs	$12,381	$9,003
Total Average Portfolio Loans	$2,765,758	$2,142,638
Net Charge-Offs to Average Portfolio Loans	0.45%	0.42%

Tangible Book Value per Share
(in thousands, except share and per share data)	December 31, 2025	December 31, 2024

Total Stockholders' Equity	$401,757	$355,139
Less: Intangible Assets	40,740	36,943
Tangible Common Equity	$361,017	$318,196
Period End Shares Outstanding	16,373,288	16,662,626
Tangible Book Value per Share	$22.05	$19.10

Return on Average Tangible Common Equity	Year Ended
(in thousands)	December 31, 2025	December 31, 2024

Net Income	$57,170	$30,972
Add: Intangible Amortization, Net of Tax	798	198
Net Tangible Income	$57,968	$31,170
Average Equity	377,741	287,420
Less: Average Intangible Assets	38,763	5,754
Net Average Tangible Common Equity	$338,978	$281,666
Return on Average Equity	15.13%	10.78%
Return on Average Tangible Common Equity	17.10%	11.07%

Core Return on Average Tangible Common Equity	Year Ended
(in thousands)	December 31, 2025	December 31, 2024

Core Net Income	$56,290	$40,069
Add: Intangible Amortization, Net of Tax	798	198
Core Net Tangible Income	$57,088	$40,267
Core Return on Average Tangible Common Equity	16.84%	14.30%

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2025:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2025	(11.9)%	(8.8)%	(6.2)%	(3.5)%	0.0%	3.9%	7.9%	11.8%	15.6%
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
The following table illustrates the results of our EVE analysis as of December 31, 2025.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2025	(21.8)%	(14.2)%	(6.8)%	(2.3)%	0.0%	1.4%	1.9%	2.7%	3.1%
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

INTEREST SENSITIVITY GAP

December 31, 2025	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$1,067,655	$241,775	$526,038	$1,835,468	$1,149,817	$2,985,285
Securities	7,975	13,060	68,854	89,889	148,591	238,480
Interest-bearing deposits at other financial institutions	224,611	—	—	224,611	—	224,611
Federal funds sold	60	—	—	60	—	60
Total earning assets	$1,300,301	$254,835	$594,892	$2,150,028	$1,298,408	$3,448,436

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$23,182	$46,363	$208,635	$278,180	$1,095,915	$1,374,095
Time deposits	110,173	139,657	493,931	743,761	122,603	866,364
Total Interest-bearing deposits	133,355	186,020	702,566	1,021,941	1,218,518	2,240,459
FHLB Advances	—	—	50,000	50,000	—	50,000
Other borrowed funds	—	2,062	—	2,062	—	2,062
Total Interest-bearing liabilities	$133,355	$188,082	$752,566	$1,074,003	$1,218,518	$2,292,521

Period gap	$1,166,946	$66,753	$(157,674)	$1,076,025	$79,890	$1,155,915
Cumulative gap	$1,166,946	$1,233,699	$1,076,025	$1,076,025	$1,155,915
Ratio of cumulative gap to total earning assets	33.84%	35.78%	31.20%	31.20%	33.52%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Capital Bancorp, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 16, 2026 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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

Critical Audit Matters, Continued
Allowance for Credit Losses

As described in Note 5 to the Company’s financial statements, the Company has a gross loan portfolio of $3.0 billion and related allowance for credit losses (“ACL”) of $54.7 million as of December 31, 2025. As described by the Company in Note 1, in order to measure expected credit losses on a collective basis, the Company utilizes a discounted cash flow methodology for all segments, except for the credit card and other consumer portfolio segments, which apply a simplified, non‐discounted cash flow calculation. Loans not sharing similar risk characteristics are evaluated on an individual basis.
Management also collectively evaluates purchased credit deteriorated (“PCD”) loans that do not meet the individually evaluated criteria. For these loans, management uses an adverse “through-the-cycle” (“TTC”) probability of default and loss given default to reflect the “greater-than-insignificant” credit deterioration. These loans are separated from the non-PCD and originated pools to ensure that these loans receive a reserve that is calculated based on unpaid principal balance (“UPB”) and not amortized cost.
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
March 16, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Capital Bancorp, Inc. and Subsidiaries
Opinion on the Internal Control Over Financial Reporting
We have audited Capital Bancorp, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025 of the Company and our report dated March 16, 2026 expressed an unqualified opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
Management has identified a material weakness resulting from a combination of (i) lack of a dedicated control designed to clear items on loan clearing accounts dating back to the IFH transaction and (ii) turnover within the operations department that impacted the execution of controls over transactions related to government-guaranteed loan sales and participations. The operational processes and systems used to book, sell and participate these loans were inherited from the IFH transaction. Specifically, the controls relate to two clearing accounts that support transactional activity related to the sale and participation of these loans.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated March 16, 2026 on those financial statements.
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
/s/ Elliott Davis, PLLC
Raleigh, North Carolina
March 16, 2026

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2025 and 2024

(dollars in thousands, except share data)	2025	2024
Assets
Cash and due from banks	$30,894	$25,433
Interest-bearing deposits at other financial institutions	224,611	179,841
Federal funds sold	60	58
Total cash and cash equivalents	255,565	205,332
Investment securities available-for-sale	230,083	223,630
Restricted investments	8,397	4,479
Loans held for sale	25,828	17,063
Portfolio loans receivable, net of deferred fees and costs	2,959,457	2,630,163
Less allowance for credit losses	(54,660)	(48,652)
Total portfolio loans held for investment, net	2,904,797	2,581,511
Premises and equipment, net	15,072	15,525
Accrued interest receivable	16,695	16,664
Goodwill	25,969	21,126
Intangible assets	14,771	15,817
Loan servicing assets	1,816	5,511
Deferred tax asset	14,992	16,670
Bank owned life insurance	45,488	43,956
Other assets	46,734	39,627
Total assets	$3,606,207	$3,206,911

Liabilities
Deposits
Noninterest-bearing	$852,741	$810,928
Interest-bearing	2,240,459	1,951,011
Total deposits	3,093,200	2,761,939
Federal Home Loan Bank advances	50,000	22,000
Other borrowed funds	2,062	12,062
Accrued interest payable	8,745	9,393
Other liabilities	50,443	46,378
Total liabilities	3,204,450	2,851,772

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized; 16,373,288 and 16,662,626 issued and outstanding	164	167
Additional paid-in capital	114,604	123,566
Retained earnings	292,749	242,875
Accumulated other comprehensive loss	(5,760)	(11,469)
Total stockholders' equity	401,757	355,139
Total liabilities and stockholders' equity	$3,606,207	$3,206,911

See Notes to Consolidated Financial Statements
80

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income For the Years Ended December 31, 2025 and 2024

(dollars in thousands, except per share data)	2025	2024
Interest income
Loans, including fees	$245,272	$202,915
Investment securities available-for-sale	6,976	5,441
Federal funds sold and other	8,623	4,945
Total interest income	260,871	213,301

Interest expense
Deposits	63,771	56,170
Borrowed funds	1,108	2,385
Total interest expense	64,879	58,555

Net interest income	195,992	154,746
Provision for credit losses	14,965	17,720
Provision for credit losses on unfunded commitments	188	385
Net interest income after provision for credit losses	180,839	136,641

Noninterest income
Service charges on deposits	1,316	883
Credit card fees	17,366	15,999
Mortgage banking revenue	7,472	7,146
Government lending revenue	4,222	2,301
Government loan servicing revenue	15,513	3,993
Loan servicing rights	545	1,013
Non-recurring equity and debt investment write-down	—	(2,620)
Other income	2,753	2,695
Total noninterest income	49,187	31,410

Noninterest expenses
Salaries and employee benefits	72,169	56,037
Occupancy and equipment	11,392	8,244
Professional fees	10,959	7,846
Data processing	29,788	27,689
Advertising	6,262	6,359
Loan processing	3,988	2,431
Merger-related expenses	3,361	3,930
Operational and other card fraud related losses	3,509	3,714
Regulatory assessment expenses	3,371	1,937
Other operating	10,283	8,032
Total noninterest expenses	155,082	126,219
Income before income taxes	74,944	41,832
Income tax expense	17,774	10,860
Net income	$57,170	$30,972

Basic earnings per share	$3.45	$2.12
Diluted earnings per share	$3.41	$2.12

Weighted average common shares outstanding:
Basic	16,581,591	14,584,303
Diluted	16,767,565	14,640,177

See Notes to Consolidated Financial Statements
81

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2025 and 2024

(in thousands)	2025	2024
Net income	$57,170	$30,972

Other comprehensive income:
Unrealized gain on investment securities available-for-sale	7,534	2,194
Income tax expense relating to the items above	(1,825)	(566)
Other comprehensive income	5,709	1,628
Comprehensive income	$62,879	$32,600

See Notes to Consolidated Financial Statements
82

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance, December 31, 2023	13,922,532	$139	$50,640	$217,178	$(13,097)	$254,860

Net income	—	—	—	30,972	—	30,972
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	1,628	1,628
Stock options exercised, net of shares withheld for purchase price	150,239	1	1,076	—	—	1,077
Shares issued as compensation	25,877	—	517	—	—	517
Stock-based compensation	—	—	1,895	—	—	1,895
Cash dividends to stockholders ($0.36 per share)	—	—	—	(5,275)	—	(5,275)
Shares repurchased and retired	(67,869)	—	(1,399)	—	—	(1,399)
Issuance of common stock in acquisition of IFH	2,631,847	27	70,837	—	—	70,864
Balance, December 31, 2024	16,662,626	167	123,566	242,875	(11,469)	355,139

Net income	—	—	—	57,170	—	57,170
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	5,709	5,709
Stock options exercised, net of shares withheld for purchase price	106,450	1	675	—	—	676
Shares issued as compensation	23,855	—	482	—	—	482
Stock-based compensation	—	—	1,608	—	—	1,608
Cash dividends to stockholders ($0.44 per share)	—	—	—	(7,296)	—	(7,296)
Shares repurchased and retired	(419,643)	(4)	(11,727)	—	—	(11,731)
Balance, December 31, 2025	16,373,288	$164	$114,604	$292,749	$(5,760)	$401,757

See Notes to Consolidated Financial Statements
83

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2025 and 2024

(in thousands)	2025	2024
Cash flows from operating activities
Net income	$57,170	$30,972
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,965	17,720
Provision for credit losses on unfunded commitments	188	385
Provision for (release of) mortgage put-back reserve, net	79	(68)
Net (accretion) amortization on investment securities available-for-sale	(150)	100
Premises and equipment depreciation	1,424	737
Lease asset amortization	1,402	1,215
Amortization of intangible assets	1,046	262
Extinguishment of leases	—	(2,881)
Increase in cash surrender value of BOLI	(1,532)	(1,466)
Net decrease (increase) in loan servicing assets	1,588	(996)
Executive long-term incentive plan expense	889	516
Stock-based compensation expense	1,608	1,895
Director and employee compensation paid in Company stock	1,225	517
Deferred income tax expense (benefit)	1,097	(1,814)
(Increase) decrease in valuation of loans held for sale carried at fair value	(62)	32
Proceeds from sales of loans held for sale	352,846	281,384
Originations of loans held for sale	(357,327)	(292,872)
Government lending revenue	(4,222)	(2,301)
Changes in assets and liabilities:
Accrued interest receivable	(31)	(762)
Taxes payable	(3,024)	3,358
Other assets	(3,437)	(15,517)
Accrued interest payable	(648)	2,533
Other liabilities	4,627	11,977
Net cash provided by operating activities	69,721	34,926
Cash flows from investing activities
Purchases of securities available-for-sale	(54,876)	(65,396)
Proceeds from calls and maturities of securities available-for-sale	56,107	53,208
Net purchases of restricted investments	(3,918)	(126)
Net increase in portfolio loans receivable	(345,819)	(320,651)
Net purchases of premises and equipment	(2,374)	(2,157)
Cash received from acquisitions, net	—	65,170
Net cash used in investing activities	(350,880)	(269,952)

See Notes to Consolidated Financial Statements
84

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2025 and 2024

(in thousands)	2025	2024
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	41,813	107,946
Interest-bearing deposits	289,448	299,045
Federal Home Loan Bank advances	28,000	—
Other borrowed funds	(10,000)	(15,000)
Dividends paid	(7,296)	(5,275)
Repurchase of common stock	(11,731)	(1,399)
Net proceeds from exercise of stock	1,158	1,077
Net cash provided by financing activities	331,392	386,394

Net increase in cash and cash equivalents	50,233	151,368

Cash and cash equivalents, beginning of year	205,332	53,964

Cash and cash equivalents, end of year	$255,565	$205,332

Noncash investing and financing activities:
Loans transferred to foreclosed real estate	$3,856	$—
Change in unrealized gains on investments	$7,534	$2,194
Fair value of assets acquired, net of cash received	$—	$460,455
Goodwill from acquisition	$—	$21,126
Fair value of liabilities assumed	$—	$475,886
Common Stock issued related to acquisition	$—	$27
Goodwill measurement period adjustment	$4,657	$—

Cash paid during the period for:
Taxes	$18,753	$9,098
Interest	$65,527	$54,745

See Notes to Consolidated Financial Statements
85

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024
Note 1 - Nature of Business and Basis of Presentation
Nature of operations:
Capital Bancorp, Inc. is a Maryland corporation and the bank holding company (the “Company”) for Capital Bank, N.A. (the “Bank”). The Company's primary operations are conducted by the Bank, which is headquartered in Rockville, Maryland. The Company operates three additional divisions including OpenSkyTM, Windsor Advantage, LLC™ (“Windsor AdvantageTM”) and Capital Bank Home Loans (“CBHL”).
The Company serves businesses, not-for-profit associations, entrepreneurs and others throughout the Washington D.C., Baltimore, other Maryland markets, Delaware, Florida, Illinois and North Carolina through seven commercial bank branches, one mortgage banking office, three loan production offices, three government loan servicing offices, and one credit card operations office. The Bank is principally engaged in providing commercial, real estate, and credit card loans along with other banking services, and attracting deposits.
The Company issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions. Windsor AdvantageTM, a wholly-owned subsidiary of the Company, is a loan service provider that offers community banks and credit unions a comprehensive U.S. Small Business Administration (“SBA”) 7(a) and U.S. Department of Agriculture (“USDA”) lending platform. The Company originates residential mortgages for sale in the secondary market through Capital Bank Home Loans (“CBHL”), the Bank’s residential mortgage banking arm.
In addition, the Company owns all of the stock of Capital Bancorp (MD) Statutory Trust I (the “Trust”). The Trust is a special purpose non-consolidated entity organized for the sole purpose of issuing trust preferred securities.
Basis of presentation:
The accompanying consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank, Windsor Advantage™, and Church Street Capital. All intercompany transactions have been eliminated in consolidation. The Company reports its activities as four divisions and reporting segments: Commercial Banking; OpenSky™; Windsor Advantage™; and Capital Bank Home Loans. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
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
Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from financial institutions, interest-bearing deposits with financial institutions and federal funds sold. Generally, only investments with original maturities of three months or less are reported as cash and cash equivalents. Generally, federal funds are sold for one-day periods.
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
If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses (“ACL”), limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and 2024, there was no ACL related to the AFS portfolio.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
Restricted Investments
The Bank holds restricted stock of its regional Federal Home Loan Bank and Federal Reserve Bank as a condition of membership and to access funding and payment services. These nonmarketable instruments lack a readily determinable fair value and are carried at cost (par value). Shares are nontransferable and redeemable only at par with the issuer, subject to regulatory and issuer capital requirements. Dividends are recognized in noninterest income when declared.
Loans held for sale
Gains and losses on loan sales are determined by the specific-identification method. Interest on loans held for sale is credited to income based on the principal amounts outstanding. The Company elects to measure loans held for sale at fair value to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheet.
Mortgage loans held for sale
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
Government guaranteed loans held for sale
Gains or losses on sales of government guaranteed loans are recognized based on the difference between the net sales proceeds and the carrying value of the sold portion of the loan, less the fair value of the servicing asset recognized, and are reflected as operating activities in the Consolidated Statements of Cash Flows. The difference between the initial carrying balance of the retained portion of the loan and the relative fair value of the sold portion is recorded as a discount to the retained portion of the loan, establishing a new carrying balance. The recorded discount is accreted to earnings on a level yield basis. Government guaranteed loans are generally sold with servicing retained.
Portfolio loans and the ACL
The Company’s loan portfolio comprises several distinct loan segments that possess different risk characteristics and underwriting considerations, which inform both the recognition of interest income and the estimation of expected credit losses under the CECL framework.
Residential Real Estate Loans. One-to-four family mortgage loans are primarily secured by owner-occupied primary and secondary residences and, to a lesser extent, investor-owned residences. Residential loans are originated through the commercial sales teams and Capital Bank Home Loans division. Residential loans also include home equity lines of credit. Key risks arise from declines in real estate values and liquidity, interest-rate changes, and regional or economic downturn that affects the Washington, D.C. and Baltimore metropolitan area.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit and lender finance loans are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. The risk centers on property cash-flow dependence for repayment. Regional real estate value declines or interest-rate changes can impair collateral coverage. However, the properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered primarily within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders, primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. A decline in local economic conditions would likely have an adverse impact on construction loans. Construction loans involve loans secured by a project under construction and the project is of uncertain value prior to completion. It can be difficult to accurately evaluate the total funds required to complete a project, resulting in exposure to cost overruns and completions risk. The Company performs a stress test of the construction loan portfolio at least once a year, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored against the original underwriting guidelines for construction milestones and completion timelines.
Commercial and Industrial. In addition to other loan products, general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, letters of credit, government guaranteed loans and solar energy related loans and other loan products, are offered, primarily in target markets, and underwritten based on each borrower’s ability to service debt from income. These loans are primarily made based on the identified cash flows of the borrower and secondarily, on the underlying collateral provided by the borrower. Most commercial business loans are secured by a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment. Personal guaranties from the borrower or other principal are generally obtained. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage. The risk centers on borrower operating cash-flow stability, especially among small- and medium-sized businesses that are more vulnerable to downturns.
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Risks include fraud, balances exceeding limits, ACH returns on intra-period payments, and delinquencies leading to charge-offs.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
Other Consumer Loans. To a limited extent and typically as an accommodation to existing customers, personal consumer loans, such as term loans, car loans and boat loans are offered. Other consumer credit is exposed to borrower repayment capacity and interest-rate effects on payment affordability.
Loans are stated at the principal amount outstanding, adjusted for deferred origination fees and costs, discounts on loans acquired, and the ACL. Interest is accrued based on the loan principal balances and stated interest rates. Origination fees and costs are recognized as an adjustment to the related loan yield using the effective interest method. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12 or 24 month period.
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
The ACL is estimated using an expected loss methodology that is referred to as the Current Expected Credit Loss model (“CECL”). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity (“HTM”) debt securities. The Company does not own HTM debt securities.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
Quarterly, the Company utilizes a Qualitative Scorecard to consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the quantitative loss estimation process, which may impact expected credit losses. The Qualitative Scorecard evaluates certain risk environments such as economic conditions, changes in the nature and volume of portfolios, changes in experience, depth, and ability of lending management, changes in volume and severity of past due loans and similar conditions, and changes in the value of underlying collateral. The scorecard results help the Company analyze directional consistency to risk conditions and circumstances that should be considered for each loan segment and to refine its estimates of expected credit losses. During 2025, the Company refined the Qualitative Scorecard framework to expand the range of risk levels used for assessment, allowing for greater delineation within existing risk categories. The refinement did not represent a significant change to the underlying methodology, which has remained consistent since implementation on January 1, 2023.
Purchased Credit Deterioration
When acquiring loans, some may have experienced more than insignificant credit deterioration since origination. In those cases, the Company will consider certain criteria including days past due, accrual status, risk rating, credit mark, and other relevant factors in assessing whether purchased loans are purchased credit deteriorated ("PCD"). PCD loans are recorded at the amount paid at acquisition. An initial ACL is recognized through a gross-up that increases the amortized cost basis of the loans, with no impact to earnings. The loan’s purchase price and ACL establish the initial amortized cost basis for PCD loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense. In connection with the business combination with IFH, the Company acquired PCD and non-PCD loans. Information regarding the PCD and non-PCD activity can be found within Note 2 - Business Combination and Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses, respectively.
Management also collectively evaluates PCD loans that do not meet the individually evaluated criteria. For those loans, management uses an adverse "through the cycle" probability of default (PD) and loss given default (LGD) to reflect the "greater than insignificant" credit deterioration. These loans are separated from the non-PCD and originated pools to ensure that these loans receive a reserve that is calculated based on unpaid principal balance (UPB) and not amortized costs.
Cash Flow Method
The Company uses the discounted cash flow (“DCF”) method to estimate expected credit losses for each portfolio loan segment, with the exception of credit card, which use a non-discounted cash flow calculation. For each of these loan segments, the Company generates cash flow projections at the instrument level. Payment expectations are adjusted for estimated prepayments and for probability and severity of a loss. The expected credit losses derived from the cash flow calculations are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The modeling of expected prepayment speeds is primarily based on historical internal data. Industry benchmark data is utilized when a statistically insufficient history exists. The contractual term excludes expected extensions, renewals and modifications.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
For the credit card portfolio, the Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured, and unsecured. The credit card segments rely on non-discounted cash flow modeling. The reserve is calculated as the difference between the charge-off rate and the recovery rate. The charge-off rate is determined from the loss driver analysis discussed above, whereas the recovery rate is based on industry benchmark data.
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
For the non-credit card and consumer portfolios, the combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. An effective interest rate is calculated by the Company, adjusted for any net deferred fees or costs, premium, or discount existing at the origination or acquisition, to produce an instrument-level net present value of expected cash flows. The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows. During 2025, as part of the Company's ongoing model monitoring procedures, the annual loss driver analysis was updated. In addition, the Company performed new rate studies for prepayment and curtailment rates. These changes were part of the Company's standard process and included updates to the peer group and incorporated more recent historical data.
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
The Company maintains a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a provision reflected in other liabilities within the Company’s Consolidated Balance Sheets. Increases or decreases in the reserve are charged to or released from the provision for credit losses for unfunded commitments in the Consolidated Statements of Income. The RUC for off-balance credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model based on the segment loss factor and the estimated utilization rate of the unfunded commitments. The Company has analyzed its historic funding behavior at the segment level to determine an expected utilization rate.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
The above methodology for determining an appropriate ACL is based on a comprehensive analysis of the loan portfolio in accordance with ASC 326. The analysis considers all significant factors that affect the expected collectability of the portfolio and supports the expected credit losses estimated by this process. It is important to recognize that the related process, methodology, and underlying assumptions require a substantial degree of judgment. Additional disclosure on the ACL and qualitative factors can be found in Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses.
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
Loan servicing assets
When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect included in noninterest income. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are included with noninterest income on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Servicing fee income, which is reported in the consolidated statements of income as loan servicing rights, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related property, generally over two to seven years. Leasehold improvements are amortized over the estimated term of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is less. The costs of major renewals and improvements are capitalized with the corresponding costs associated with amortization or depreciation included as a component of occupancy and equipment expenses. Expenditures for maintenance, repairs, and minor replacements are charged to noninterest expenses as incurred. Premises and equipment are tested for impairment in accordance with the Company’s policy for long‑lived assets under ASC 360 when indicators of impairment are present.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
Leases
The Company accounts for leases according to ASU 2016-02, Leases (Topic 842), and applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. Lease liabilities are initially measured at the present value of future lease payments, discounted using the rate implicit in the lease, if readily determinable; otherwise, the Company uses its incremental borrowing rate. Additionally, as provided by ASU 2016-02, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of 12 months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term. Right‑of‑use assets are tested for impairment in accordance with the Company’s policy for long‑lived assets under ASC 360 when indicators of impairment are present.
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
Financial assets that are recorded at fair value on a recurring basis include investment securities available-for-sale, loan servicing assets and loans held for sale. See Note 18 - Fair Value.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
Goodwill is not amortized and an impairment test is performed annually as of October 1, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value. If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on the difference. The impairment charge will be limited to the amount of goodwill allocated to the reporting unit.
Other intangible assets are intangible assets with finite useful lives, consisting primarily of customer list, trade name and core deposit intangibles. Intangible assets are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 17 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
Revenue Recognition
In addition to lending and related activities, the Company offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606 Revenue from Contracts with Customers. The Company's services that fall within the scope of this topic are presented within noninterest income and include service charges and fees and other transaction-based fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable, based on a percentage of transaction size. Interest income is not within the scope of ASC Topic 606.
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
The Company had $45.5 million of bank-owned life insurance at December 31, 2025 and $44.0 million at December 31, 2024. The Company recognized income on bank-owned life insurance, which is included in other noninterest income, of $1.5 million for the years ended December 31, 2025 and December 31, 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

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
Earnings per share
Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options and restricted stock using the treasury stock method. At December 31, 2025 and 2024, there were 487 and 417,045 stock options, respectively, excluded from the calculation as their effect would have been anti-dilutive.
The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per common share:

	For the Years Ended December 31,
	2025			2024
(dollars in thousands)	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$57,170	16,581,591	$3.45	$30,972	14,584,303	$2.12
Effect of dilutive securities	—	185,974		—	55,874
Dilutive EPS per common share	$57,170	16,767,565	$3.41	$30,972	14,640,177	$2.12
Comprehensive loss
The Company reports as comprehensive income (loss) all changes in stockholders' equity during the year from non-stockholder sources. Other comprehensive loss refers to all components (income, expenses, gains, and losses) of comprehensive loss that are excluded from net income.
The Company's only component of other comprehensive loss is unrealized losses on investment securities available-for-sale, net of income taxes. Information concerning the Company's accumulated other comprehensive loss as of December 31, 2025 and 2024 are as follows:

	As of December 31,
(in thousands)	2025	2024
Unrealized losses on securities available-for-sale	$(7,621)	$(15,156)
Deferred tax benefit	1,861	3,687
Total accumulated other comprehensive loss	$(5,760)	$(11,469)

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
Reportable segments
The Company currently operates four divisions and reporting segments: Commercial Banking, OpenSky™, Windsor Advantage™, and Capital Bank Home Loans. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The Company’s chief operating decision maker is the Chief Executive Officer of Capital Bancorp, Inc. For further discussion of management’s operating segments, see Note 19 - Segments.
Adoption of New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 effective December 31, 2025. See Note 13 - Income Taxes for new disclosures required by ASU 2023-09.
Recently issued accounting pronouncements:
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
In November 2025, the FASB issued Accounting Standards Update 2025-08 “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”), which expands the gross-up approach applied to PCD loans in an acquisition to certain purchased financial assets, including certain seasoned loans that do not meet the definition of PCD. Upon adoption of this guidance, qualifying seasoned loans acquired in future transactions would be recorded by grossing up the purchase price for the initial allowance for credit losses rather than recognizing the allowance through provision expense at acquisition. As a result, future acquisitions may not generate the same level of initial provision expense and related earnings volatility associated with the historical accounting treatment. The guidance would be effective for the Company for fiscal years beginning after December 15, 2026, with early adoption permitted, and is to be applied prospectively. The Company is currently evaluating the impact of this standard and has not elected early adoption.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 1 - Nature of Business and Basis of Presentation (continued)
In November 2025, the FASB issued Accounting Standards Update 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”). ASU 2025-09 is intended to clarify guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The guidance would be effective for the Company for fiscal years beginning after December 15, 2026, with early adoption permitted, and is to be applied prospectively. The Company is currently evaluating the impact of this standard and has not elected early adoption.
In November 2025, the FASB issued Accounting Standards Update 2025-11, "Interim Reporting" ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements.
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
Certain prior period amounts in the consolidated statements of changes in stockholders’ equity have been reclassified to conform to the current period presentation. These reclassifications were made within total stockholders’ equity and had no impact on previously reported net income, earnings per share, or total stockholders’ equity.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

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
It was identified during the year ended December 31, 2025 that one of the loans acquired from IFH should have been assigned as a PCD loan based on facts and circumstances that existed as of the acquisition date. The loan was reclassified as a PCD loan and a specific ACL reserve of $3.4 million was established and the related loan premium of $0.2 million was written off. This resulted in $3.6 million of adjustments for PCD loans recorded as a measurement period adjustment to the Day-1 purchase accounting.
The Company has completed the accounting for the acquisition of IFH. The measurement period closed on September 30, 2025, and all identifiable assets and liabilities have been recognized at their final fair values. During the measurement period, the Company’s estimates of assets and liabilities resulted in a $4.8 million increase to Goodwill at December 31, 2025, as compared to December 31, 2024. The adjustments were primarily related to loan adjustments of $3.7 million, fair value adjustments for servicing assets of $2.1 million, a corresponding $1.3 million adjustment for the related deferred tax assets, and $0.3 million related to unaccrued payables and other liabilities.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 2 - Business Combination (continued)
The following table summarizes the consideration paid for IFH and the amounts of the assets acquired and liabilities assumed at the acquisition date, along with measurement period adjustments:

Purchase Price Consideration and Net Assets Acquired	As Initially Reported October 1, 2024	Measurement Period Adjustments	Final September 30, 2025
(dollars in thousands, except shares issued and price per share)
Common share consideration
Shares of common stock issued	2,631,847	—	2,631,847
Price per share on September 30, 2024	$25.71	$—	$25.71
Common stock consideration	$67,665	$—	$67,665
Cash consideration	12,652	—	12,652
Consideration for other equity instruments	3,199	—	3,199
Purchase price consideration	$83,516	$—	$83,516

Assets
Cash and cash equivalents	$77,822	$—	$77,822
Investment securities available-for-sale	1,019	—	1,019
Loans held for sale	41,723	—	41,723
Portfolio loans held for investment, net	362,180	(3,712)	358,468
Premises and equipment, net	7,104	—	7,104
Customer list intangible	12,200	—	12,200
Trade name intangible	2,100	—	2,100
Core deposits intangible	1,779	—	1,779
Loan servicing assets	4,515	(2,107)	2,408
Deferred tax asset	9,324	1,297	10,621
Bank owned life insurance	4,779	—	4,779
Other assets	13,731	—	13,731
Total assets acquired	$538,276	$(4,522)	$533,754

Liabilities
Deposits	$458,952	$—	$458,952
Other liabilities	16,934	321	17,255
Total liabilities assumed	$475,886	$321	$476,207

Total identifiable net assets	$62,390	$(4,843)	$57,547

Goodwill	$21,126	$4,843	$25,969

Supplementary Information on Acquired Loans
	Preliminary October 1, 2024	Measurement Period Adjustments	Final September 30, 2025
PCD loans:
Par value	$124,566	$(161)	$124,405
ACL at acquisition	(11,325)	(3,424)	(14,749)
Non-credit discount	(5,797)	—	(5,797)
Purchase price	$107,444	$(3,585)	$103,859

Non-PCD loans:
Fair value	$254,736	$—	$254,736
Gross contractual amounts receivable	$260,183	$(126)	$260,057
Estimate of contractual cash flows not expected to be collected	$4,110	$—	$4,110

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 3 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of securities available-for-sale at December 31, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
(in thousands)
December 31, 2025
U.S. Treasuries	$142,381	$157	$(5,302)	$—	$137,236
Municipal	15,615	66	(1,784)	—	13,897
Corporate	3,500	—	(96)	—	3,404
Asset-backed securities	5,013	13	—	—	5,026
Mortgage-backed securities	71,145	581	(1,206)	—	70,520
Total	$237,654	$817	$(8,388)	$—	$230,083

December 31, 2024
U.S. Treasuries	$136,831	$42	$(10,038)	$—	$126,835
Municipal	11,698	5	(2,420)	—	9,283
Corporate	5,000	—	(289)	—	4,711
Asset-backed securities	5,501	25	—	—	5,526
Mortgage-backed securities	79,939	2	(2,666)	—	77,275
Total	$238,969	$74	$(15,413)	$—	$223,630
There were no securities sold during the year ended December 31, 2025 or December 31, 2024. There was no ACL required on available-for-sale debt securities in an unrealized loss position at December 31, 2025 or 2024.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	For the Years Ended December 31,
	2025		2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$54,110	$53,767	$20,003	$19,882
One to five years	70,534	67,955	97,052	90,570
Five to ten years	34,346	30,847	29,785	25,446
Beyond ten years	2,506	1,968	6,689	4,931
Asset-backed securities(1)	5,013	5,026	5,501	5,526
Mortgage-backed securities(1)	71,145	70,520	79,939	77,275
Total	$237,654	$230,083	$238,969	$223,630
(1) Asset-backed and Mortgage-backed securities are due in monthly installments.

Securities pledged had a carrying amount of $1.0 million and $0.9 million at December 31, 2025 and 2024 to secure public deposits. As of December 31, 2025, approximately $124.3 million of investment securities were pledged as collateral to the FHLB to secure FHLB advances. As of December 31, 2024, no investment securities were pledged as collateral to the FHLB to secured FHLB advances.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 3 - Investment Securities (continued)
At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
December 31, 2025
U.S. Treasuries	$9,853	$(32)	$95,531	$(5,270)	$105,384	$(5,302)
Municipal	—	—	8,998	(1,784)	8,998	(1,784)
Corporate	—	—	3,404	(96)	3,404	(96)
Mortgage-backed securities	214	(29)	18,466	(1,177)	18,680	(1,206)
Total	$10,067	$(61)	$126,399	$(8,327)	$136,466	$(8,388)

December 31, 2024
U.S. Treasuries	$10,883	$(93)	$111,196	$(9,945)	$122,079	$(10,038)
Municipal	—	—	8,373	(2,420)	8,373	(2,420)
Corporate	—	—	4,711	(289)	4,711	(289)
Mortgage-backed securities	55,243	(901)	18,272	(1,765)	73,515	(2,666)
Total	$66,126	$(994)	$142,552	$(14,419)	$208,678	$(15,413)
At December 31, 2025, there was one treasury security and three mortgage-backed securities that had been in an unrealized loss position for less than twelve months. At December 31, 2024, there were one treasury security and eighteen mortgage-backed securities that had been in an unrealized loss position for less than twelve months. At December 31, 2025, there were ten treasury securities, ten municipal securities, three corporate securities, and eight mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2024, there were fourteen treasury securities, ten municipal securities, five corporate securities, and seven mortgage-backed securities that had been in an unrealized loss position for greater than twelve months.
At December 31, 2025 management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at December 31, 2025 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of December 31, 2025 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at December 31, 2025, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are three securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at December 31, 2025, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poor’s or Fitch, is as follows: AAA – 76% of the portfolio; AA+ – 24%.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 3 - Investment Securities (continued)
Asset-backed Securities – There are three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of December 31, 2025.
Note 4 - Loan Servicing
Activity for loan servicing rights is as follows for the periods presented:

Loan servicing rights:	2025	2024
Balance at beginning of period	$5,511	$—
Additions	182	5,096
Measurement period adjustments	(2,107)	—
Other changes in fair value	(1,770)	415
Balance at end of period	$1,816	$5,511
The loan servicing rights balance consisted of a principal balance of $739 million and $807 million as of December 31, 2025 and December 31, 2024, respectively. The fair value at December 31, 2025 was determined using a discount rate of 12.8%, a weighted average prepayment speed of 16.6% and a weighted average default rate of 0.7%. The fair value at December 31, 2024 was determined using a discount rate of 13.5%, a weighted average prepayment speed of 15.6% and a weighted average default rate of 0.7%. There were $2.1 million of measurement period adjustments to the Day-1 purchase accounting for the year ended December 31, 2025. The measurement period adjustments consisted of a negative $2.9 million impact from the fair value adjustment related to the loan servicing portfolio and $0.8 million of additions to establish the unguaranteed servicing asset.
Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	December 31,
	2025		2024
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$765,808	26%	$688,552	26%
Commercial	997,081	34	943,019	36
Construction	359,566	12	321,252	12
Commercial and Industrial	698,289	23	554,550	21
Credit card, net of reserve(1)	142,397	5	127,766	5
Other consumer	1,930	—	2,089	—
Portfolio loans receivable, gross	2,965,071	100%	2,637,228	100%
Deferred origination fees, net	(5,614)		(7,065)
Allowance for credit losses	(54,660)		(48,652)
Portfolio loans receivable, net	$2,904,797		$2,581,511
_______________
(1)     Credit card loans are presented net of reserve for interest and fees.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The ACL on loans at December 31, 2025 included $3.4 million on acquired PCD loans established as a measurement period adjustment to the Day 1 purchase accounting.
During 2025, the Company sold $69.7 million of previously charged-off credit card loans to a third party, which resulted in recoveries of $2.0 million recognized during the period.
The following tables set forth the changes in the ACL by loan segment class for the year ended December 31, 2025 and 2024.

(in thousands)	Beginning Balance	Measurement Period Adjustment for Acquired PCD Loans	Provision for (Release of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Year Ended December 31, 2025
Real estate:
Residential	$6,945	$—	$390	$—	$109	$7,444
Commercial	16,041	—	768	(1,892)	—	14,917
Construction	2,973	—	1,541	(264)	—	4,250
Commercial and Industrial	16,377	3,424	3,388	(3,420)	49	19,818
Credit card	6,301	—	8,888	(9,036)	2,073	8,226
Other consumer	15	—	(10)	—	—	5
Total	$48,652	$3,424	$14,965	$(14,612)	$2,231	$54,660

(in thousands)	Beginning Balance	Initial Allowance on Acquired PCD Loans	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Year Ended December 31, 2024
Real estate:
Residential	$5,518	$394	$1,940	$(907)	$—	$6,945
Commercial	10,316	4,007	2,277	(570)	11	16,041
Construction	2,271	—	702	—	—	2,973
Commercial and Industrial	4,406	6,924	5,560	(606)	93	16,377
Credit card	6,087	—	7,238	(7,145)	121	6,301
Other consumer	12	—	3	—	—	15
Total	$28,610	$11,325	$17,720	$(9,228)	$225	$48,652

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of December 31, 2025 and 2024 were as follows:

Portfolio Loans Past Due			Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More days Past Due	Nonaccrual Loans
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due
(in thousands)
December 31, 2025
Real estate:
Residential	$3,886	$573	$8,480	$12,939	$752,869	$765,808	$740	$7,741
Commercial	8,148	1,166	15,660	24,974	972,107	997,081	862	15,624
Construction	2,591	—	4,717	7,308	352,258	359,566	—	4,717
Commercial and Industrial	3,501	5,134	22,496	31,131	667,158	698,289	279	26,339
Credit card	7,555	6,887	2,691	17,133	125,264	142,397	2,691	—
Other consumer	—	—	—	—	1,930	1,930	—	—
Total	$25,681	$13,760	$54,044	$93,485	$2,871,586	$2,965,071	$4,572	$54,421

December 31, 2024
Real estate:
Residential	$1,656	$4,913	$6,644	$13,213	$675,339	$688,552	$—	$8,652
Commercial	4,957	7,570	7,001	19,528	923,491	943,019	100	14,312
Construction	1,000	415	4,309	5,724	315,528	321,252	—	4,309
Commercial and Industrial	10,981	1,245	1,049	13,275	541,275	554,550	—	2,968
Credit card	6,923	6,561	1,544	15,028	112,738	127,766	1,544	—
Other consumer	—	—	—	—	2,089	2,089	—	—
Total	$25,517	$20,704	$20,547	$66,768	$2,570,460	$2,637,228	$1,644	$30,241
There were $6.1 million and $7.2 million of loans secured by one-to-four family residential properties in the process of foreclosure as of December 31, 2025 and 2024, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans[1]
(in thousands)

Real estate:
Residential	$7,435	$306	$7,741
Commercial	10,159	5,465	15,624
Construction	4,717	—	4,717
Commercial and Industrial	6,907	19,432	26,339
Total	$29,218	$25,203	$54,421

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans[1]

Real estate:
Residential	$8,055	$597	$8,652
Commercial	3,205	11,107	14,312
Construction	4,309	—	4,309
Commercial and Industrial	247	2,721	2,968
Total	$15,816	$14,425	$30,241
_______________
(1)     The Company did not recognize any interest income on nonaccrual loans during the years ended December 31, 2025 and 2024.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	December 31, 2025	December 31, 2024
Real estate:
Residential	$6,449	$8,780
Commercial	15,653	14,803
Construction	5,079	4,301
Commercial and Industrial	18,605	6,551
Total	$45,786	$34,435
Of the collateral dependent loans as of December 31, 2025, a specific reserve of $40 thousand, $1.3 million and $4.2 million was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2024, a specific reserve of $147 thousand, $4.1 million and $4.8 million was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively.
The Company made eight loan modifications on loans to borrowers experiencing financial difficulty during the year ended December 31, 2025 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial	374	0.033%	Reduced contractual floating interest rate based on Prime + 2.750% to 4.000% fixed for 36 months with no maturity extension and provided 6 months payment deferral on two loans
Commercial and Industrial	1,647	0.236%
Extended maturity date of two loans which reduced monthly payment amount for the borrowers;
Provided 10 months payment deferral on three loans. The maturity date was extended to account for the deferral in order to fully amortize the loan;
Reduced contractual payment schedule for 24 months on one loan.

Total	$2,021

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

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

Total	$5,003
The following table presents the payment status of loans that have been modified in the last twelve months:

	December 31, 2025
		Past Due	Past Due
(in thousands)	Current	30-89 Days	90 Days or More	Nonaccrual	Total
Real estate:
Commercial	$—	$—	$412	$1,260	$1,672
Commercial and Industrial	252	—	—	271	523
	$252	$—	$412	$1,531	$2,195
During the current period, one financing receivable that was modified in 2024 to provide six-month payment deferral (with deferred payments added to the end of the loan term) experienced a payment default within twelve months of that modification, resulting in an additional modification in 2025 that provided a ten-month payment deferral (with deferred payments added to the end of the loan term). The outstanding recorded investment as of December 31, 2025 was $0.9 million.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Ungraded
Ungraded loans represent credit card loans not included in the individual credit grading process due to the borrower type. The credit quality indicator for credit card loans is based on the delinquency status of the borrower as of the date published.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2025	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential – Real estate
Pass	$217,066	$110,098	$99,956	$101,423	$68,092	$153,724	$—	$750,359
Special Mention	—	—	1,992	1,882	1,236	3,567	—	8,677
Substandard	—	287	—	132	792	5,561	—	6,772
Doubtful	—	—	—	—	—	—	—	—
Total	217,066	110,385	101,948	103,437	70,120	162,852	—	765,808
Commercial – Real estate
Pass	197,639	206,587	56,303	126,746	125,612	218,736	—	931,623
Special Mention	—	—	2,300	39,276	4,933	2,820	—	49,329
Substandard	—	86	5,957	5,860	1,744	2,482	—	16,129
Doubtful	—	—	—	—	—	—	—	—
Total	197,639	206,673	64,560	171,882	132,289	224,038	—	997,081
Construction – Real estate
Pass	110,320	94,973	77,852	41,729	7,198	18,856	—	350,928
Special Mention	—	—	1,000	—	724	—	—	1,724
Substandard	—	—	255	2,197	1,536	2,926	—	6,914
Doubtful	—	—	—	—	—	—	—	—
Total	110,320	94,973	79,107	43,926	9,458	21,782	—	359,566
Commercial and Industrial
Pass	210,890	146,107	94,365	91,066	30,540	95,813	—	668,781
Special Mention	—	—	—	320	—	221	—	541
Substandard	—	892	14,941	2,414	5,401	5,319	—	28,967
Doubtful	—	—	—	—	—	—	—	—
Total	210,890	146,999	109,306	93,800	35,941	101,353	—	698,289
Other consumer
Pass	760	963	—	46	40	121	—	1,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	760	963	—	46	40	121	—	1,930
Credit card
Ungraded	—	—	—	—	—	—	142,397	142,397
Portfolio loans receivable, gross	$736,675	$559,993	$354,921	$413,091	$247,848	$510,146	$142,397	$2,965,071

December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Gross Charge-offs
Residential real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	197	—	1,695	—	1,892
Construction	—	—	—	—	—	264	—	264
Commercial and Industrial	—	101	2,339	347	8	625	—	3,420
Credit card	—	—	—	—	—	—	9,036	9,036
Total	$—	$101	$2,339	$544	$8	$2,584	$9,036	$14,612

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2024	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential – Real estate
Pass	$155,867	$129,639	$122,203	$76,906	$69,647	$117,272	$—	$671,534
Special Mention	—	—	2,065	1,242	3,604	—	—	6,911
Substandard	—	—	—	3,422	189	6,496	—	10,107
Doubtful	—	—	—	—	—	—	—	—
Total	155,867	129,639	124,268	81,570	73,440	123,768	—	688,552
Commercial – Real estate
Pass	235,929	61,372	170,611	146,642	92,038	207,631	—	914,223
Special Mention	—	2,300	10,747	5,052	—	788	—	18,887
Substandard	—	—	7,558	—	320	2,031	—	9,909
Doubtful	—	—	—	—	—	—	—	—
Total	235,929	63,672	188,916	151,694	92,358	210,450	—	943,019
Construction – Real estate
Pass	98,942	129,202	46,532	20,634	15,458	6,175	—	316,943
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,252	2,057	—	4,309
Doubtful	—	—	—	—	—	—	—	—
Total	98,942	129,202	46,532	20,634	17,710	8,232	—	321,252
Commercial and Industrial
Pass	129,043	130,647	117,346	42,747	21,356	107,953	—	549,092
Special Mention	232	—	489	—	—	270	—	991
Substandard	—	209	712	205	3,239	102	—	4,467
Doubtful	—	—	—	—	—	—	—	—
Total	129,275	130,856	118,547	42,952	24,595	108,325	—	554,550
Other consumer
Pass	1,226	278	73	95	76	341	—	2,089
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,226	278	73	95	76	341	—	2,089
Credit card
Ungraded	—	—	—	—	—	—	127,766	127,766
Portfolio loans receivable, gross	$621,239	$453,647	$478,336	$296,945	$208,179	$451,116	$127,766	$2,637,228

December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Gross Charge-offs
Residential real estate	$—	$—	$—	$—	$—	$907	$—	$907
Commercial real estate	—	—	570	—	—	—	—	570
Commercial and Industrial	84	80	306	—	—	136	—	606
Credit card	—	—	—	—	—	—	7,145	7,145
Total	$84	$80	$876	$—	$—	$1,043	$7,145	$9,228

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

	December 31,
(in thousands)	2025	2024
Unused lines of credit
Real Estate:
Residential	$22,858	$20,996
Residential - Home Equity	41,864	46,900
Commercial	69,887	44,201
Construction	91,203	85,984
Commercial and Industrial	90,990	79,961
Credit card(1)	138,632	124,732
Other consumer	232	255
Total	$455,666	$403,029

Letters of credit	$1,633	$3,122
_______________
(1)    Outstanding loan commitments in the credit card portfolio include $95.9 million and $97.2 million in secured and partially secured balances as of December 31, 2025 and 2024, respectively.
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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

(in thousands)	2025	2024
Balance at beginning of period	$1,191	$806
Provision for credit losses on unfunded commitments	188	385
Balance at end of period	$1,379	$1,191
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

(in thousands)	2025	2024
Balance at beginning of period	$2,260	$985
Balance acquired from IFH	—	1,207
Provision for mortgage loan put-back reserve	79	68
Balance at end of period	$2,339	$2,260
Note 6 - Premises and Equipment
Year end premises and equipment owned and utilized in the operations of the Company and the related depreciation and amortization expense were as follows:

(in thousands)	2025	2024
Leasehold improvements	$3,068	$2,710
Furniture and equipment	5,406	4,973
Vehicle	—	54
Software	5,932	3,440
Construction in progress	115	1,292
Land	700	700
Building	6,380	6,320
	21,601	19,489
Less: Accumulated depreciation and amortization	(10,548)	(9,228)
Premises and equipment	11,053	10,261
Net lease asset	4,019	5,264
Premises and equipment, net	$15,072	$15,525

Depreciation and amortization expense	$1,424	$737
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 7 - Leases (continued)
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate used was 5.08% at December 31, 2025 and December 31, 2024. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of December 31, 2025, the Company’s net lease ROU assets and related lease liabilities were $4.0 million and $4.6 million, respectively, compared to December 31, 2024 balances of $5.3 million of ROU assets and $5.9 million of lease liabilities, and have remaining terms ranging from one to eight years, including extension options that the Company is reasonably certain will be exercised. As of December 31, 2025, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

(in thousands)	2025	2024
Lease Right-of-Use Asset:
Lease asset	$6,978	$6,821
Less: Accumulated amortization	(2,959)	(1,557)
Net lease asset	$4,019	$5,264

Lease Liability:
Lease liability	$7,326	$7,154
Less: Accumulated amortization	(2,754)	(1,282)
Net lease liability	$4,572	$5,872
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows at December 31, 2025:

(in thousands)	2025
Amounts due in:
2026	$1,969
2027	795
2028	622
2029	586
2030	411
Thereafter	777
Total future lease payments	5,160
Discount of cash flows	(588)
Present value of net future lease payments	$4,572

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 7 - Leases (continued)
Operating lease and rent expense totaled $2.0 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively. Cash paid for operating leases was $2.0 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.
Note 8 - Goodwill and Intangible Assets
The change in goodwill during the years ended December 31, 2025 and 2024 is as follows:

(in thousands)	2025	2024
Balance at beginning of period	$21,126	$—
Acquired goodwill	—	21,126
Measurement period adjustment	4,843	—
Balance at end of period	$25,969	$21,126
During the year ended December 31, 2025, the Company revised the estimate of adjusted servicing assets, acquired PCD loans and other liabilities resulting in a $4.8 million increase in goodwill at December 31, 2025, as compared to December 31, 2024. We have completed the purchase price allocation and the goodwill recorded is final.
At December 31, 2025, each of the Company’s segments that were assigned goodwill had positive equity and earnings. The Company has elected to perform a qualitative assessment annually as of October 1 to determine if it is more than likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more than likely than not that the fair value of the reporting unit exceeded the carrying value, resulting in no impairment. The Company reviews its finite-lived intangible assets, including customer list, trade name, and core deposit intangibles, for indicators of impairment, and no indicators were noted during 2025.
Acquired amortizing intangible assets were as follows at December 31:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer list intangible	$12,200	$(879)	$12,200	$(188)
Trade name intangible	2,100	(175)	2,100	(40)
Core deposits intangible	1,779	(254)	1,779	(34)
Total amortized intangible assets	$16,079	$(1,308)	$16,079	$(262)
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
Aggregate amortization expense was $1.0 million and $262 thousand for the years ended December 31, 2025 and 2024, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 8 - Goodwill and Intangible Assets (continued)
At December 31, 2025, scheduled amortization of the intangible assets for each of the next five years is as follows:

(in thousands)
2026	$1,043
2027	1,038
2028	1,033
2029	1,026
2030	1,019
Thereafter	9,612
Total	$14,771
Note 9 - Deposits
Time deposits that meet or exceed the FDIC Insurance Limit of $250,000 at year-end 2025 and 2024 were $177.3 million and $250.8 million.
As part of its funding strategy, the Company from time to time utilizes brokered time deposits to supplement core funding. Brokered time deposits totaled $376.7 million and $333.0 million, or 12.2% and 12.1% of total deposits at December 31, 2025 and December 31, 2024, respectively. The Company maintains relationships with a diversified group of approved broker-dealers for broker deposits, and the program is managed to diversify funding sources and limit reliance on any single broker or funding channel. While the Company believes these relationships are strong, the loss of a significant portion of these broker-dealer relationships could adversely impact the Company’s liquidity position and require the Company to obtain alternative funding sources, which may be less readily available or more costly.
Scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2026	$744,350
2027	110,029
2028	11,322
2029	574
2030	43
Thereafter	47
Total	$866,365

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 10 - Borrowed Funds
As of December 31, 2025 and 2024, the Company was indebted as follows:

	2025		2024
(dollars in thousands)	Balance	Interest	Balance	Interest
FHLB fixed rate advance due October 16, 2025	$—	—%	$22,000	0.93%
FHLB daily rate advance due June 12, 2026	50,000	3.77	—	—
Total - FHLB advances	$50,000	3.77%	$22,000	0.93%

Junior subordinated debentures due June 15, 2036	$2,062	5.85%	$2,062	6.49%
Other subordinated notes due November 30, 2030	—	—	10,000	5.00
Total - Other borrowed funds	$2,062	5.85%	$12,062	5.25%
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
The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures for the Trust will mature on June 15, 2036, which may be shortened if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated June 15, 2006) of the Company. The Floating Rate Debentures for the Trust accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of December 31, 2025 and 2024, the rate for the Trust was 5.85% and 6.49%, respectively. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.
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
The junior subordinated debentures are treated as Tier 1 capital by the Company and, to a limited extent, by the Federal Reserve.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

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
On October 28, 2025, Capital Bancorp, Inc. (the “Company”) provided notice to the holders of the Notes that the Company will redeem all outstanding Notes on November 30, 2025. The outstanding balance of the Notes was $10.0 million. The redemption price for the Notes was equal to 100% of the principal amount of the Notes redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date of November 30, 2025. The Notes were redeemed on November 28, 2025 in the amount of $10.0 million, plus $250 thousand for accrued and unpaid interest as of November 30, 2025.
Available lines of credit
The Company has available lines of credit of $76.0 million with other correspondent banks. There were no outstanding line of credit balances at December 31, 2025 and December 31, 2024.
The Company may borrow up to 25% of its deposits from the FHLB, based on collateral available to pledge to secure the borrowings. Borrowings from the FHLB are secured by a portion of the Company’s loan and/or investment portfolio. As of December 31, 2025, the Company had approximately $874.1 million in real estate loans and $124.3 million of investment securities that were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $656.3 million. As of December 31, 2024, the Company had approximately $625.0 million in real estate loans and no investment securities that were pledged as collateral to the FHLB and our total borrowing capacity from the FHLB was $507.5 million. As of December 31, 2025 and 2024, the Company had $50.0 million and $22.0 million in outstanding advances and $606.3 million and $485.5 million in available borrowing capacity from the FHLB.
As of December 31, 2025 and 2024, the Company had pledged commercial loans to the Federal Reserve Bank of Richmond to secure a borrowing capacity totaling $31.1 million and $20.6 million, respectively, under the Federal Reserve’s borrower-in-custody arrangement. Further, the Company had pledged available-for-sale securities to the Federal Reserve Bank of Richmond to secure additional borrowing capacity through the Federal Reserves national book-entry arrangement at December 31, 2025 and December 31, 2024 of $94.2 million and $89.6 million, respectively.
The Company limits its certificate of deposit funding through financial networks to 15% of the Bank’s total deposits, or approximately $465.8 million and $416.2 million as of December 31, 2025 and 2024, respectively. The Company had $376.7 million outstanding as of December 31, 2025 and $333.0 million outstanding as of December 31, 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 11 - Retirement Plans
The Company provides a defined contribution plan qualifying under Section 401(k) of the Internal Revenue Code to eligible employees. The Company contributes 3% of eligible compensation on behalf of all full‑time employees up to limits prescribed by the Internal Revenue Code. The Company’s contribution to the plan was $1.5 million in 2025 and $1.1 million in 2024.
The Bank adopted a Long-Term Incentive Plan (“LTIP”) for executive management members in 2021. The LTIP is in the form of a nonqualified deferred compensation plan and complies with Internal Revenue Code Section 409A as well as related guidance and regulations. The LTIP was introduced in order to align long-term interests of the Bank with the Bank’s key executive management members. Under the LTIP, the Company’s CEO is eligible to earn an annual contribution of 20% of salary for achieving targeted performance levels while other executive management members are eligible to earn an annual contribution of 15% of salary for achieving targeted performance levels. The Compensation Committee may award more for overachievement of the targets, and all targets are set for participants at the beginning of a fiscal year. All participants are subject to the following vesting schedule for any earnings (or losses) on the investment of the contribution: 100% vesting following completion of either (i) ten years of service by the applicable executive from the later of the effective date of the LTIP or the executive’s hire date or (ii) ten years of continuous, full-time employment with the Bank by the applicable executive (to include continuous employment prior to the effective date of the LTIP) and retirement, which is defined in the LTIP as the later of a participant’s separation from service or the executive attaining 67 years of age. In the event of a change in control, the LTIP will accelerate vesting. Any executive not fulfilling either vesting requirement will forfeit any employer contributions.
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
Activity in related-party loans during 2025 and 2024 is shown below:

(in thousands)	2025	2024
Balance at beginning of year	$28,643	$32,074
Add: New loans	23,452	—
Less: Amounts collected	(23,801)	(3,431)
Balance at end of year	$28,294	$28,643
Deposits from officers and directors and their related interests were $140.4 million at December 31, 2025, and $92.0 million at December 31, 2024.
A director of the Company owns an interest in an entity from which the Company leases space for one of its Rockville, Maryland locations. Payments made in accordance with the lease were $83 thousand and $84 thousand in 2025 and 2024, respectively.
A director of the Bank owns an interest in an entity from which the Company entered into a consulting agreement with during the year ended December 31, 2025. The Bank’s Board of Directors reviewed and approved this engagement, concluding that the terms are comparable to those that would be reached in an arm’s-length transaction with an unrelated party. Consulting expense of $223 thousand was recognized during the year ended December 31, 2025 and is included in Professional fees in the accompanying consolidated statements of income.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 12 - Related-Party Transactions (continued)
Company directors, or their related interests, held $2.5 million of the subordinated notes outstanding as of December 31, 2024. The notes were paid off on November 28, 2025.
Note 13 - Income Taxes
Income tax expense was as follows:

Income Tax Expense
	For the Years Ended December 31,
(in thousands)	2025	2024
Current tax expense
Federal	14,077	10,472
State	2,600	2,202
Total current tax expense	16,677	12,674

Deferred tax expense
Federal	1,033	(1,583)
State	64	(231)
Total deferred tax expense	1,097	(1,814)

Total income tax expense	$17,774	$10,860
Cash income taxes paid, net of refunds received, was as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024
Income taxes paid, net of refunds received
Federal	$15,350	$7,000
Maryland	1,030	1,300
Other states*	2,373	798
Total	$18,753	$9,098
_______________
*    Jurisdictions below the 5% of total income taxes paid (net of total refunds) threshold for the period presented.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 13 - Income Taxes (continued)
The components of the net deferred tax asset at December 31, 2025 and 2024 were:

(in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$13,563	$11,928
Reserve for recourse on mortgage loans sold	577	553
Stock-based compensation	807	793
Long-term incentive program	721	497
Write-down of equity investments	1,054	1,054
Unrealized loss on investment securities available-for-sale	1,905	3,789
Lease liability, net of right of use asset	136	149
Purchase accounting adjustments - loans and deposits	1,505	4,137
Other reserves	731	904
Deferred tax asset before valuation allowance	20,999	23,804
Valuation allowance	1,054	1,054
Deferred tax asset	19,945	22,750

Deferred tax liabilities:
Accumulated depreciation	213	249
Intangible assets	2,281	2,405
Mortgage and other servicing rights	448	1,347
Purchase accounting adjustments - fixed assets	1,730	1,717
Other	281	362
Deferred tax liability	4,953	6,080
Net deferred tax asset	$14,992	$16,670
Based on the Company’s history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize a net deferred tax asset of $15.0 million at December 31, 2025 from continuing operations. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance, if, based on the available evidence, it is more likely than not that such assets will not be realized. At December 31, 2024 valuation allowance of $1.1 million was established for a deferred tax asset arising from the write-down of a legacy IFH equity investment, as realizability of the related capital loss carryforward is uncertain. The Company does not have a history of generating capital gains necessary to utilize capital loss carryforwards, and there is currently no available source of capital gains sufficient to support recognition of the deferred tax asset. The valuation allowance was unchanged and remains at $1.1 million at December 31, 2025.
The Company’s net deferred tax asset of $15.0 million at December 31, 2025 decreased $1.7 million, compared to $16.7 million at December 31, 2024. The variance in net deferred tax asset year over year included the $2.6 million decrease in net purchase accounting adjustments and a $1.9 million decrease in the unrealized loss on investment securities available for sale, partially offset by an increase related to the allowance for credit losses of $1.6 million and a $0.9 million decrease in the deferred tax liability for mortgage and other servicing rights.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 13 - Income Taxes (continued)
The differences between the federal income tax rate and the effective tax rate for the Company are reconciled as follows:

	Year ending December 31, 2025		Year ending December 31, 2024
	Amount	%	Amount	%
Statutory federal income tax rate	$15,738	21.00%	$8,785	21.00%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit[1]	2,651	3.54	1,518	3.63
Tax credits, net of amortization	(308)	(0.41)	(284)	(0.26)
Valuation allowance on deferred tax asset[2]	—	—	550	1.32
Nontaxable or nondeductible items:
Bank-owned life insurance	(322)	(0.43)	(308)	(0.74)
Tax-exempt interest and dividend income	(25)	(0.03)	(5)	(0.01)
Nondeductible stock-based compensation, net of excess tax benefits	93	0.12	236	0.56
Nondeductible compensation expense	132	0.18	—	—
Nondeductible merger expenses	—	—	267	0.64
Other adjustments:
Other, net	(185)	(0.25)	101	(0.18)
Effective Tax Rate	$17,774	23.72%	$10,860	25.96%
_______________
(1)    The state income taxes, net of federal income tax benefit represents the state and local incomes taxes in jurisdictions where we conduct our primary business operations. State taxes in Maryland comprised the majority of the tax effect in this category.
(2)    The valuation allowance relates to the write-down of a legacy IFH equity investment.

The Company’s effective tax rate of 23.72% for 2025 decreased by 2.24%, or $6.9 million, from 25.96% for 2024. The change in effective tax rate was due, in part, to 2024 including the write-down of a legacy IFH equity investment which resulted in a deferred tax asset with an offsetting valuation allowance and certain nondeductible merger related expenses. The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2021.
Note 14 - Regulatory Capital Matters
The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2025, that the Company and Bank meet all capital adequacy requirements to which they are subject.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 14 - Regulatory Capital Matters (continued)
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If not adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At December 31, 2024, the Company reached the $3 billion asset level and is subject to separate minimum capital measurements. The Company exceeded the minimum capital measurements and remains “well-capitalized.”
Actual and required capital amounts and ratios are presented below at year-end.

Regulatory Capital
	Actual		Minimum Capital Adequacy		To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
The Company
Tier 1 leverage ratio (to average assets)	$371,638	10.71%	$138,757	4.00%	$173,446	5.00%
Tier 1 capital (to risk-weighted assets)	371,638	13.05%	170,835	6.00%	227,780	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	369,576	12.98%	128,126	4.50%	185,071	6.50%
Total capital ratio (to risk-weighted assets)	407,481	14.31%	227,780	8.00%	284,725	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$316,082	9.24%	$136,858	4.00%	$171,073	5.00%
Tier 1 capital (to risk-weighted assets)	316,082	11.34%	167,207	6.00%	222,942	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	316,082	11.34%	125,405	4.50%	181,141	6.50%
Total capital ratio (to risk-weighted assets)	351,170	12.60%	222,942	8.00%	278,678	10.00%

December 31, 2024
The Company
Tier 1 leverage ratio (to average assets)	$346,840	11.07%	$125,348	4.00%	$156,685	5.00%
Tier 1 capital (to risk-weighted assets)	346,840	13.83%	150,512	6.00%	$200,683	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	344,778	13.74%	112,884	4.50%	$163,055	6.50%
Total capital ratio (to risk-weighted assets)	388,425	15.48%	200,683	8.00%	$250,853	10.00%

The Bank
Tier 1 leverage ratio (to average assets)	$283,828	9.17%	$123,818	4.00%	$154,772	5.00%
Tier 1 capital (to risk-weighted assets)	281,563	11.54%	146,451	6.00%	195,268	8.00%
Common equity tier 1 capital ratio (to risk-weighted assets)	281,563	11.54%	109,838	4.50%	158,655	6.50%
Total capital ratio (to risk-weighted assets)	312,304	12.79%	195,268	8.00%	244,085	10.00%

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 15 - Stock-Based Compensation
Compensation cost is recognized for stock options and restricted stock unit awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock unit awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock unit awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company recognizes a deferred tax asset for stock-based compensation as the related compensation cost is recognized over the requisite service period. The income tax effects of stock-based compensation, including tax benefits and shortfalls arising upon stock option exercising and RSU vestings, are recognized in income tax expense in the period of settlement.
The expense recognition of employee stock option and restricted stock unit awards resulted in net expense of approximately $2.8 million and $2.1 million during the years ended December 31, 2025 and 2024, respectively. The Company recorded an income tax benefit related to stock-based compensation of $0.1 million during the years ended December 31, 2025 and 2024.
The Company currently has two incentive compensation plans with outstanding stock options and RSUs, the 2002 Stock Option Plan and the Amended and Restated 2017 Stock and Incentive Compensation Plan (the “Plan”). Only the Plan, which authorizes the use of stock options, stock appreciation rights, restricted stock and/or RSUs, is available to grant options and shares to employees and directors. At inception, the Plan allowed for up to 1,120,000 shares of common stock to be issued. In 2021, an additional 900,000 shares were authorized for a total of 2,020,000. As of December 31, 2025, there are 810,829 shares available for future grant. Shares of common stock related to any unexercised or unvested award granted under the Plan that terminate or expire, or are subsequently forfeited or cancelled for any reason, become available for re-grant under the Plan.
Stock options:
The exercise price of stock options granted under the Plan is established at the time of grant at an amount equal to or greater than the market value of the common stock. Options outstanding generally vest over a four-year period, whereby 25% of the options become exercisable on each anniversary of the grant date.
Upon the exercise stock options, the Company may, at the participant’s election, facilitate net-share settlement by withholding a portion of the shares otherwise issuable to cover some or all of the option exercise price. Such withheld shares purchased internally by the Company and retired, and are treated as issued under the Plan. The Company may, at the employee’s election, settle the related statutory tax withholding obligation by withholding a portion of the shares otherwise issuable upon exercise. As a result, the number of shares delivered to the participant is reduced, and the Company remits the required tax withholding in cash on behalf of the participant.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 15 - Stock-Based Compensation (continued)
Information with respect to options outstanding during the years ended December 31, 2025 and 2024 is as follows:

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	614,360	$21.02	550,718	$19.21
Add: Granted	155,901	30.47	358,847	20.97
Less: Exercised	(106,442)	15.45	(150,247)	14.97
Less: Shares withheld for net share settlement	(70,462)	16.39	(89,352)	14.59
Less: Expired/cancelled/forfeited	(51,551)	23.35	(55,606)	23.22
Outstanding at end of year	541,806	$25.21	614,360	$21.02
Exercisable at end of year	214,015	$23.24	287,136	$18.52
The weighted average fair value of options granted during the years ended December 31, 2025 and 2024, was $5.29 and $10.57, respectively.

A summary of information about stock options outstanding is as follows:

	Exercise Price Range	Weighted Average Exercise Price	Average Remaining Life (years)	Outstanding Shares	Exercisable Shares
December 31, 2025
	$8.77 - 14.70	$13.26	1.83	18,578	18,578
	14.71 - 20.63	17.51	6.44	40,536	23,294
	20.64 - 26.56	24.56	2.16	339,254	172,143
	26.57 - 32.48	30.47	4.17	143,438	—
Total outstanding options		$25.21	3.00	541,806	214,015
Intrinsic value on December 31, 2025				$1,602,613	$1,054,755

December 31, 2024
	$8.77 - 13.18	$8.77	0.39	4,036	4,036
	13.19 - 17.59	14.21	0.63	180,744	161,658
	17.60 - 22.00	18.85	3.31	42,883	14,415
	22.01 - 26.41	24.57	3.16	386,697	107,027
Total outstanding options		$21.02	2.41	614,360	287,136
Intrinsic value on December 31, 2024				$2,390,720	$2,131,880
The aggregate intrinsic value as presented in the preceding tables is the difference between the estimated fair value of the stock as of December 31, 2025 and 2024, and the exercise price of the option multiplied by the number of options outstanding. Stock options with exercise prices greater than the estimated fair value of the stock are not included in this calculation.
Total unrecognized compensation expense related to stock options to be recognized over the next five years was $1.0 million and $1.6 million at December 31, 2025 and 2024, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 15 - Stock-Based Compensation (continued)
The intrinsic value of stock options exercised was $1.5 million and $1.8 million during the years ended December 31, 2025 and 2024, respectively.
The weighted average fair value of options granted during 2025 and 2024 were estimated using the Black-Scholes option-pricing model. The Company determined expected volatility based upon the historical volatility of its common stock, estimated the expected term using the historical exercise behavior, used U.S. Treasury yields commensurate with the expected term for the risk-free interest rate, and based the expected dividend yield on the Company’s current dividend policy. The model used following weighted average assumptions:

	2025	2024
Dividend yield	1.31%	1.33%
Risk free interest rate	3.99%	4.02%
Expected volatility	29.46%	50.80%
Expected life in years	5	5
Restricted stock units:
The Company from time-to-time also grants shares of restricted stock units to key employees. These awards help align the interests of these employees with the interests of the stockholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. These awards typically hold service requirements over various vesting periods. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants.
Upon the vesting and settlement of restricted stock units, the Company may, at the participant’s election, facilitate net-share settlement by withholding a portion of the shares otherwise deliverable, which are purchased internally by the Company, retired and treated as issued. satisfy all or a portion of the related statutory withholding obligation by withholding a number of shares otherwise deliverable to the participant. In such cases, the number of shares is reduced accordingly, and the Company remits the required tax withholding in cash on behalf of the participant.
All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. All restricted shares will fully vest in the event of change in control of the Company.
Nonvested restricted stock for the years ended December 31, 2025 and 2024 is summarized in the following table.

	2025		2024
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	46,950	$24.83	28,176	$21.66
Add: Granted	62,267	29.42	37,311	23.94
Less: Vested	(23,855)	24.56	(11,829)	18.32
Less: Shares withheld for net share settlement	(10,721)	24.59	(5,375)	18.12
Less: Forfeited	(6,619)	27.04	(1,333)	17.90
Nonvested at end of year	68,022	$28.95	46,950	$24.83

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 15 - Stock-Based Compensation (continued)
The vesting schedule of restricted shares as of December 31, 2025 is as follows:

Year	Shares
2026	31,009
2027	20,367
2028	10,339
2029	6,307
68,022
There was $1.2 million and $570 thousand of total unrecognized compensation expense related to nonvested restricted stock at December 31, 2025 and 2024, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 16 - Parent Company Financial Information
The balance sheets as of December 31, 2025 and 2024 and statements of income and cash flows for the years then ended, for Capital Bancorp, Inc. (Parent only) are presented below.

Parent Company Only Balance Sheets

(in thousands)	2025	2024
Assets
Cash and cash equivalents	$3,359	$5,358
Investment in Bank	334,760	292,185
Investment in Church Street Capital	7,936	7,357
Investment in WindsorTM	23,990	9,460
Investment in Trust	62	62
Loans receivable, net of allowance for credit losses of $460 and $475 at December 31, 2025 and 2024, respectively	37,206	41,693
Accrued interest receivable	239	92
Intangible assets	3	14,072
Deferred income taxes	(3,081)	(3,081)
Other assets	373	336
Total assets	$404,847	$367,534

Liabilities and Stockholders’ Equity
Borrowed funds	$2,062	$12,062
Accrued interest payable	5	49
Other liabilities	1,023	284
Total liabilities	3,090	12,395
Stockholders’ equity
Common stock	164	167
Additional paid-in capital	114,604	128,598
Retained earnings	292,749	237,843
Accumulated other comprehensive loss	(5,760)	(11,469)
Total stockholders’ equity	401,757	355,139
Total liabilities and stockholders’ equity	$404,847	$367,534

Parent Company Only Statements of Income

(in thousands)	2025	2024
Interest and dividend income	$2,408	$2,415
Dividend from Bank	14,900	19,500
Dividend from Windsor AdvantageTM	6,070	—
Total interest and dividend revenue	23,378	21,915
Interest expense	590	656
Net interest income	22,788	21,259
(Release of) provision for credit losses	(15)	59
Net interest income after provision for credit losses	22,803	21,200
Noninterest loss	(532)	(2,615)
Noninterest expenses	1,302	1,119
Income before income taxes	20,969	17,466
Income tax expense	133	152
Income before undistributed net income of subsidiaries	20,836	17,314
Undistributed net income of subsidiaries	36,334	13,658
Net income	$57,170	$30,972

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 16 - Parent Company Financial Information (continued)

Parent Company Only Statements of Cash Flows
(in thousands)	2025	2024
Cash flows from operating activities
Net Income	$57,170	$30,972
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses	(15)	59
Undistributed net income of subsidiaries	(36,334)	(13,658)
Stock-based compensation expense	1,608	1,895
Director and employee compensation paid in Company stock	1,225	517
Deferred income tax expense	—	4
Amortization of intangible assets	—	228
Changes in assets and liabilities:
Accrued interest receivable	(147)	278
Other assets	(37)	(25)
Accrued interest payable	(44)	(250)
Other liabilities	(485)	(194)
Net cash provided by operating activities	22,941	19,826

Cash flows from investing activities
Net decrease (increase) in portfolio loans receivable	4,502	(442)
Capital contributions to subsidiaries	(1,573)	(5,512)
Cash paid from acquisitions, net	—	(6,416)
Net cash (used) provided by investing activities	2,929	(12,370)

Cash flows from financing activities
Repayment of debt	(10,000)	—
Dividends paid	(7,296)	(5,275)
Repurchase of common stock	(11,731)	(1,399)
Net proceeds from exercise of stock	1,158	1,077
Net cash used by financing activities	(27,869)	(5,597)

Net (decrease) increase in cash and cash equivalents	(1,999)	1,859

Cash and cash equivalents, beginning of year	5,358	3,499

Cash and cash equivalents, end of year	$3,359	$5,358

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 17 - Derivative Financial Instruments
The Company may enter into mortgage origination commitments, which are commitments to originate loans as part of its mortgage banking activities. The Company then locks the loan with an investor and commits to deliver the loan if settlement occurs (Best Efforts). Certain loans under mortgage origination commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Mortgage origination commitments and commitments to deliver loans to investors are considered to be derivatives. These derivatives are used to economically manage interest rate risk in the Company’s mortgage banking pipeline and are not designated as hedging instruments. Changes in fair value are reported in mortgage banking revenue.
The market value of mortgage origination commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of mortgage origination commitments by estimating the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the mortgage origination commitments will close or will be funded. See Note 17 - Fair Value Measurements for information regarding valuation techniques, significant inputs, and fair value hierarchy classification for derivative instruments.
The notional amount and estimated fair value of mortgage banking derivatives included in the consolidated balance sheets is summarized as follows:

	For the Year Ended December 31,
	2025	2025	2024	2024
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Included in other assets:
Mortgage origination commitments	$176,106	$5,892	$148,388	$4,207
Open mandatory delivery commitments	$7,981	$31	$9,135	$(32)
Open forward delivery sales agreements (pipeline hedge)	4,772	18	—	—
Open forward delivery sales agreements (hedge MTM)	—	—	7,000	25
Total included in assets	$188,859	$5,941	$164,523	$4,200

Included in other liabilities:
Open forward delivery sales agreements (hedge MTM)	$8,500	$30	$—	$—
Open forward delivery sales agreements (pipeline hedge)	—	—	3,295	11
Open mandatory delivery commitments	—	—
Total included in other liabilities	$8,500	$30	$3,295	$11
The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking revenue is summarized as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Mortgage origination commitments	$1,685	$2,015
Open mandatory delivery commitments	$63	$(32)
Open forward delivery sales agreements (pipeline hedge)	$29	$(11)
Open forward delivery sales agreements (hedge MTM)	$(55)	$25
Total	$1,722	$1,997

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 18 - Fair Value
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
Derivative financial instruments - The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. See Note 17 - Derivative Financial Instruments for additional information on derivatives.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 18 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 as follows:

	Fair Value Measurements Using:
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Investment securities available-for-sale
U.S. Treasuries	$137,236	$137,236	$—	$—
Municipal	13,897	—	13,897	—
Corporate	3,404	—	3,404	—
Asset-backed securities	5,026	—	5,026	—
Mortgage-backed securities	70,520	—	70,520	—
Total	$230,083	$137,236	$92,847	$—
Loans held for sale	$25,828	$—	$25,828	$—
Loan servicing assets	$1,816	$—	$1,816	$—
Derivative assets	$5,941	$—	$5,941	$—
Derivative liabilities	$30	$—	$30	$—

December 31, 2024
Investment securities available-for-sale
U.S. Treasuries	$126,835	$126,835	$—	$—
Municipal	9,283	—	9,283	—
Corporate	4,711	—	4,711	—
Asset-backed securities	5,526	—	5,526	—
Mortgage-backed securities	77,275	—	77,275	—
Total	$223,630	$126,835	$96,795	$—
Loans held for sale	$17,063	$—	$17,063	$—
Loan servicing assets	$5,511	$—	$5,511
Derivative assets	$4,200	$—	$4,200	$—
Derivative liabilities	$11	$—	$11	$—

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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 18 - Fair Value (continued)
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	December 31, 2025	December 31, 2024
Aggregate fair value	$25,828	$17,063
Contractual principal	25,332	16,721
Difference	$496	$342
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of December 31, 2025 and December 31, 2024, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2025 and December 31, 2024, the fair values consist of loan balances of $52.1 million and $34.9 million, with specific reserves of $10.1 million and $9.3 million, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of December 31, 2025, the Company held $3.9 million of foreclosed real estate, which rolls up into Other assets on the consolidated balance sheet. As of December 31, 2024, there was no foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of December 31, 2025 and December 31, 2024 as follows:

(in thousands)	2025	2024
Individually evaluated loans
Level 3 Inputs	42,945	25,521

Foreclosed real estate
Level 3 Inputs	3,856	—

Total	46,801	25,521

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 18 - Fair Value (continued)
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2025 and 2024:

	Valuation Technique	Unobservable Inputs	General Range of Inputs
2025
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 30%[1]
Foreclosed real estate	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 - 30%

	Valuation Technique	Unobservable Inputs	General Range of Inputs
2024
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 - 30%
_______________
(1)    A discount rate of 63.4% was used for the acquired PCD loan that was evaluated as a measurement period adjustment to the Day-1 purchase accounting. All other individually evaluated loans used a range of 0 to 30%.
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
As of December 31, 2025, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2024. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually analyzed loans, and all other loans. The results are then adjusted to account for credit risk as described above and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for individually evaluated loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 18 - Fair Value (continued)
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

Fair Value of Financial Assets and Liabilities
	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$30,894	$30,894	$25,433	$25,433
Interest-bearing deposits at other financial institutions	224,611	224,611	179,841	179,841
Federal funds sold	60	60	58	58
Level 2
Accrued interest receivable	$16,695	$16,695	$16,664	$16,664
Level 3
Portfolio loans receivable, net	$2,904,797	$2,853,268	$2,581,511	$2,499,578
Restricted investments	8,397	8,397	4,479	4,479
Foreclosed real estate	3,856	3,856	—	—

Financial liabilities
Level 1
Noninterest-bearing deposits	$852,741	$852,741	$810,928	$810,928
Level 2
Accrued interest payable	$8,745	$8,745	$9,393	$9,393
Level 3
Interest-bearing deposits	$2,240,459	$2,243,002	$1,951,011	$1,960,728
FHLB advances and other borrowed funds	52,062	51,937	34,062	32,372

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 19 - Segments
The Company’s reportable segments represent business units with discrete financial information whose results are regularly reviewed by management. The four segments include Commercial Banking, OpenSky™ (the Company’s credit card division), Windsor Advantage™ (the Company’s SBA/USDA loan servicing provider) and CBHL (the Company’s residential mortgage loan division).
Our Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations supplemented by lending outside of our primary market as well as engaging in government guaranteed lending on a national basis. Additionally, the Commercial Bank engages in deposit verticals on a nationwide scale providing services to HOAs, mortgage companies and other customers.
The Company issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions, and originates residential mortgages for sale in the secondary market through CBHL, the Bank’s residential mortgage banking arm. Additionally, Windsor AdvantageTM, a wholly-owned subsidiary of the Company, is a loan service provider that offers community banks and credit unions with a comprehensive SBA 7(a) and USDA lending platform.
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
The chief operating decision maker uses revenue streams and other relevant market data to evaluate product pricing and significant expenses to assess segment performance. Segment pretax income or loss, return on assets and the efficiency ratio is used to assess the performance of the Commercial Bank segment by monitoring the margin between interest income and interest expense. Segment pretax income or loss is used to assess the performance of the CBHL segment by monitoring the mortgage banking revenue from loan originations and sales. Segment pretax income or loss is used to assess the performance of the OpenSky™ segment by monitoring credit card interest income, interchange fees, and other fees. Segment pretax income or loss is used to assess the performance of the Windsor Advantage™ segment by monitoring the service charge revenues from Windsor AdvantageTM customers.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 19 - Segments (continued)
The Company formed Church Street Capital, LLC (“Church Street Capital” or “CSC”) in 2014 to provide short-term secured real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. CSC operates as a wholly-owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards, but command a higher rate of return. At December 31, 2025, Church Street Capital had loans totaling $6.9 million with a collectively assessed ACL of $218 thousand. Refer to Note 5 - Portfolio Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements for further discussion of the consolidated ACL.
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using income (loss) before taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. The following schedules reported internally for performance assessment by the chief operating decision maker presents financial information for each reportable segment at and for the years ended December 31, 2025 and 2024.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 19 - Segments (continued)

For the Year Ended December 31, 2025
(in thousands)	Commercial Bank(2)(3)	OpenSky™	Windsor AdvantageTM	CBHL	Consolidated
Interest income	$199,122	$60,943	$—	$806	$260,871
Interest expense	64,503	—	—	376	64,879
Net interest income	134,619	60,943	—	430	195,992
Provision for credit losses	6,172	8,793	—	—	14,965
Provision for credit losses on unfunded commitments	188	—	—	—	188
Net interest income after provision	128,259	52,150	—	430	180,839
Noninterest income
Service charges on deposits	1,316	—	—	—	1,316
Credit card fees	—	17,366	—	—	17,366
Mortgage banking revenue	1,476	—	—	5,996	7,472
Government lending revenue	4,222	—	—	—	4,222
Government loan servicing revenue(1)	(4,116)	—	19,629	—	15,513
Loan servicing rights	545	—	—	—	545
Other income	1,913	13	—	827	2,753
Total noninterest income	5,356	17,379	19,629	6,823	49,187
Noninterest expenses
Salaries and employee benefits	43,346	13,057	9,795	5,971	72,169
Occupancy and equipment	6,888	2,381	1,535	588	11,392
Professional fees	6,849	2,661	442	1,007	10,959
Data processing	2,270	27,320	118	80	29,788
Advertising	2,815	2,811	212	424	6,262
Loan processing	1,968	533	291	1,196	3,988
Merger-related expenses	3,361	—	—	—	3,361
Operational and other card fraud related losses	144	3,365	—	—	3,509
Regulatory assessment expenses	2,743	388	143	97	3,371
Other operating	5,358	2,407	1,985	533	10,283
Total noninterest expenses	75,742	54,923	14,521	9,896	155,082
Net income (loss) before taxes	$57,873	$14,606	$5,108	$(2,643)	$74,944

Total assets	$3,407,326	$140,914	$25,993	$31,974	$3,606,207
_______________
(1)Windsor Advantage’s™ service charge revenues from Windsor™ customers, included within noninterest income, totaled $19.6 million, including $4.1 million of Capital Bank related servicing fees, for the year ended December 31, 2025.
(2)Commercial Bank’s return on assets of 1.70% for the year ended December 31, 2025 is calculated by dividing net income before taxes by total assets.
(3)Commercial Bank’s efficiency ratio of 54.1% for the year ended December 31, 2025 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 19 - Segments (continued)

For the Year Ended December 31, 2024
(in thousands)	Commercial Bank(2)(3)	OpenSky™	Windsor AdvantageTM	CBHL	Consolidated
Interest income	$150,948	$61,785	$—	$568	$213,301
Interest expense	58,192	—	—	363	58,555
Net interest income	92,756	61,785	—	205	154,746
Provision for credit losses	10,391	7,329	—	—	17,720
Provision for credit losses on unfunded commitments	385	—	—	—	385
Net interest income after provision	81,980	54,456	—	205	136,641
Noninterest income
Service charges on deposits	883	—	—	—	883
Credit card fees	—	15,999	—	—	15,999
Mortgage banking revenue	1,072	—	—	6,074	7,146
Government lending revenue	2,301	—	—	—	2,301
Government loan servicing revenue(1)	(543)	—	4,536	—	3,993
Loan servicing rights	1,013	—	—	—	1,013
Non-recurring equity and debt investment write-down	(2,620)	—	—	—	(2,620)
Other income	1,932	123	30	610	2,695
Total noninterest income	4,038	16,122	4,566	6,684	31,410
Noninterest expenses
Salaries and employee benefits	36,229	12,156	1,662	5,990	56,037
Occupancy and equipment	5,085	2,035	537	587	8,244
Professional fees	3,575	3,183	123	965	7,846
Data processing	1,496	25,991	32	170	27,689
Advertising	1,982	3,944	106	327	6,359
Loan processing	1,517	59	3	852	2,431
Merger-related expenses	3,930	—	—	—	3,930
Operational and other card fraud related losses	37	3,677	—	—	3,714
Regulatory assessment expenses	1,909	21	1	6	1,937
Other operating	5,167	2,179	206	480	8,032
Total noninterest expenses(4)	$60,927	$53,245	$2,670	$9,377	$126,219
Net income (loss) before taxes	$25,091	$17,333	$1,896	$(2,488)	$41,832

Total assets	$3,033,792	$125,913	$25,515	$21,691	$3,206,911
________________________
(1)     Gross government loan servicing revenue totaled $4.5 million, including $0.5 million of servicing fees earned from the Commercial Bank by Windsor™, for the year ended December 31, 2024.
(2)     Commercial Bank’s return on assets of 0.83% for the year ended December 31, 2024 is calculated by dividing net income before taxes by total assets. This measurement has been adjusted to reflect the inclusion of the Corporate reportable segment.
(3)    Commercial Bank’s efficiency ratio of 62.9% for the year ended December 31, 2024 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income). This measurement has been adjusted to reflect the inclusion of the Corporate reportable segment.
(4)    Prior to March 31, 2025, the Company presented only the subtotals for noninterest income and noninterest expense. The subtotals included the total amount of shared service expenses allocated to each segment but did not allocate the shared services to the individual components within noninterest expense. Beginning March 31, 2025, the Company has performed the allocation of these shared services to the individual components of noninterest expense. It should be noted that such restructuring of the tabular disclosure did not result in any changes to the Company’s methodology for allocating shared services to segments. The Company restructured prior period tabular disclosure to achieve appropriate comparability.

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 19 - Segments (continued)
The following table presents financial information as of December 31, 2025 and December 31, 2024.

December 31, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$242,149	$8,039	$5,377	$—	$255,565
Goodwill	22,448	—	3,521	—	25,969
Intangible assets	3	—	13,243	—	13,246
Core deposit intangibles	1,525	—	—	—	1,525
Other segment assets	3,141,201	132,875	3,852	31,974	3,309,902
Total assets	$3,407,326	$140,914	$25,993	$31,974	$3,606,207

December 31, 2024
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$193,860	$7,890	$3,582	$—	$205,332
Goodwill	17,605	—	3,521	—	21,126
Intangible assets	3	—	14,069	—	14,072
Core deposit intangibles	1,745	—	—	—	1,745
Other segment assets	2,820,579	118,023	4,343	21,691	2,964,636
Total assets	$3,033,792	$125,913	$25,515	$21,691	$3,206,911

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2025 and 2024

Note 20 - Interest Income and Interest Expense
The following table presents the components of interest income and interest expense:

	Years Ended December 31,
(in thousands)	2025	2024
Interest income
Taxable interest income	$260,338	$212,915
Non-taxable interest income	123	13
Dividends	410	373
Total interest income	$260,871	$213,301

Interest expense
Deposits	$63,771	$56,170
Short-term borrowings	275	1,363
Long-term debt	833	1,022
Total interest expense	$64,879	$58,555
Note 21 - Litigation
In accordance with the current accounting standards for loss contingencies, the Company establishes reserves for litigation-related matters that arise in the ordinary course of its business activities when it is probable or reasonably possible that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. In addition, the Company's defense of litigation claims may result in legal fees, which it expenses as incurred. None of the amounts the Company currently has recorded individually or in the aggregate are considered to be material to our financial condition as of December 31, 2025.
Note 22 - Subsequent Events
In January 2026, the Company’s Board of Directors declared a $0.12 per share dividend, payable on February 25, 2026 to shareholders of record on February 9, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
In connection with preparing this report, the Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting. Notwithstanding the material weakness, based on additional analyses and other procedures performed, management believes the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows, as of the periods presented, in accordance with GAAP.
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
Management has assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, the Company did not maintain effective internal control over financial reporting based on those criteria due to the presence of a material weakness as described below.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) exists when there is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of the Company’s internal control over financial reporting described above, management identified a material weakness in the Company’s internal control over financial reporting. This material weakness resulted from a combination of (i) lack of a dedicated control designed to clear items on loan clearing accounts dating back to the IFH transaction and (ii) turnover within the operations department that impacted the execution of controls over transactions related to government-guaranteed loan sales and participations. The operational processes and systems used to book, sell and participate these loans were inherited from the IFH transaction. Specifically, the controls relate to two clearing accounts that support transactional activity related to the sale and participation of these loans. Management concluded that these control deficiencies neither resulted in any material misstatements, nor did they require revisions to the Company’s previously issued consolidated financial statements.
Elliott Davis, PLLC, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.”
Remediation Plan and Status
The material weakness cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.
Management and the Board of Directors are committed to maintaining an effective system of internal control over financial reporting. In response to the control deficiency that resulted in the material weakness described above, management has developed and has been executing on the following remediation plan:
•Added loan operations personnel to support monitoring of these accounts and to address turnover within the loan operations function.
•Continue to perform a daily reconciliation of items in both accounts. Revised procedures will require that aged items be escalated to the Chief Operating Officer, the Chief Financial Officer, Head of Operations and the Head of Loan Operations.
•Continue to complete a monthly reconciliation between the Bank’s core system and the Government Guaranteed Lending loan system. Reconciliation differences will be escalated to the Chief Operating Officer and the Chief Financial Officer, who, together, will determine how to appropriately disposition these differences.
•Establish, on a temporary basis, a sub-working group that meets bi-weekly to review the closing, amendment, sale, or participation of government guaranteed loans and all loans involving a participant. The sub-working group will confirm that these transactions are processed through the appropriate accounts and will review related entries. The sub-working group will include, at a minimum, the Chief Operating Officer, the Head of Loan Operations, and other key operations personnel. During each quarterly closing cycle, the sub-working group will also review all remaining entries in both suspense accounts and determine the appropriate disposition of any items not cleared. The sub-working group will report to Management’s Executive Sarbanes-Oxley Steering Committee.
Management has made substantial progress remediating the underlying causes, though, as of the date of this filing, the matter has not yet been fully resolved. We believe that the actions outlined above will remediate the material weakness once a sufficient period of time has passed for management to conclude, through testing, that these controls are operating effectively. We will continue to assess the effectiveness of our internal control over financial reporting and have taken steps to remediate the material weakness as expeditiously as possible.
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2025 to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), or adopted or terminated any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2026 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025. Such information is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. Our Code of Business Conduct and Ethics is available on our website at www.capitalbankmd.com under the “Investor Relations” tab.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.
Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) The following financial statements are incorporated by reference from Item 8 hereof:
    Report of Independent Registered Public Accounting Firm. PCAOB ID (149)
    Consolidated Balance Sheets as of December 31, 2025 and 2024.
    Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025 and 2024.
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024.
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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 23, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 23, 2023)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on September 17, 2018)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 16, 2020)
4.3	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
10.1	Capital Bancorp, Inc. Amended and Restated 2017 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 17, 2023)
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

10.14	Second Amendment to Employment Agreement, dated May 5, 2025, between Capital Bank, N.A. and Steven Poynot (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2025)
10.15	Employment Agreement, dated July 15, 2024, between Capital Bank, N.A. and Dominic Canuso (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2024)
10.16	First Amendment to Employment Agreement, dated May 5, 2025, between Capital Bank, N.A. and Dominic Canuso (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 9, 2025)
10.17
Amended and Restated Employment Agreement, dated as of September 17, 2024, by and between Michael Breckheimer and Windsor Advantage, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2024)

10.18	Employment Agreement, dated November 14, 2025, between Capital Bank, N.A. and Jacob “Jake” Dalaya (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2025)
10.19	Employment Agreement, effective January 1, 2026 between Capital Bank, N.A. and Edward F. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2025)
10.20
Employment Agreement, dated February 6, 2026, between Capital Bank, N.A., Capital Bancorp, Inc. and Steven Poynot (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2026)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 17, 2025)
21.0	Subsidiaries of Capital Bancorp, Inc. (reference is made to “Item 1. Business” for the required information)
23.1	Consent of Elliott Davis, PLLC
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2024)
101
The following materials from the Annual Report on Form 10-K of Capital Bancorp, Inc. for the year ended December 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: March 16, 2026	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Edward F. Barry	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026
Edward F. Barry

By:	/s/ Jacob Dalaya	Executive Vice President Chief Financial Officer	March 16, 2026
Jacob Dalaya
(Principal Financial Officer)

By:	/s/ Jerome R. Bailey	Director	March 16, 2026
Jerome R. Bailey

By:	/s/ Joshua Bernstein	Director	March 16, 2026
Joshua Bernstein

By:	/s/ C. Scott Brannan	Director	March 16, 2026
C. Scott Brannan

By:	/s/ Scot. R. Browning	Director	March 16, 2026
Scot R. Browning

By:	/s/ Mark Caplan	Director	March 16, 2026
Mark Caplan

By:	/s/ Randall J. Levitt	Director	March 16, 2026
Randall J. Levitt

By:	/s/ Fred J. Lewis	Director	March 16, 2026
Fred J. Lewis

By:	/s/ Marc McConnell	Director	March 16, 2026
Marc McConnell

By:	/s/ Deborah Ratner Salzberg	Director	March 16, 2026
Deborah Ratner Salzberg

By:	/s/ Steven J. Schwartz	Chairman of the Board of Directors	March 16, 2026
Steven J. Schwartz

By:	/s/ Mary Ann Scully	Director	March 16, 2026
Mary Ann Scully

By:	/s/ James F. Whalen	Director	March 16, 2026
James F. Whalen