Form 10-Q
period 2026-03-31
Capital Bancorp Inc
filed 2026-05-08
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026         OR
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

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒

As of May 6, 2026, the Company had 16,288,055 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
Table of Contents

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$20,182	$30,894
Interest-bearing deposits at other financial institutions	379,069	224,611
Federal funds sold	60	60
Total cash and cash equivalents	399,311	255,565
Investment securities available-for-sale	230,525	230,083
Restricted investments	8,691	8,397
Loans held for sale	13,739	25,828
Portfolio loans receivable, net of deferred fees and costs	3,026,431	2,959,457
Less allowance for credit losses	(54,680)	(54,660)
Total portfolio loans held for investment, net	2,971,751	2,904,797
Premises and equipment, net	17,732	15,072
Accrued interest receivable	16,795	16,695
Goodwill	25,969	25,969
Intangible assets	14,511	14,771
Loan servicing assets	1,957	1,816
Deferred tax asset	15,187	14,992
Bank owned life insurance	45,871	45,488
Other assets	46,428	46,734
Total assets	$3,808,467	$3,606,207

Liabilities
Deposits
Noninterest-bearing	$871,677	$852,741
Interest-bearing	2,420,370	2,240,459
Total deposits	3,292,047	3,093,200
Federal Home Loan Bank advances	50,000	50,000
Other borrowed funds	2,062	2,062
Accrued interest payable	8,944	8,745
Other liabilities	46,555	50,443
Total liabilities	3,399,608	3,204,450

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 16,286,480 issued and outstanding at March 31, 2026; 16,373,288 issued and outstanding at December 31, 2025	163	164
Additional paid-in capital	112,268	114,604
Retained earnings	302,808	292,749
Accumulated other comprehensive loss	(6,380)	(5,760)
Total stockholders' equity	408,859	401,757
Total liabilities and stockholders' equity	$3,808,467	$3,606,207

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Interest income
Loans, including fees	$64,186	$58,691
Investment securities available-for-sale	1,459	1,861
Federal funds sold and other	2,325	2,208
Total interest income	67,970	62,760

Interest expense
Deposits	18,070	16,512
Borrowed funds	502	201
Total interest expense	18,572	16,713

Net interest income	49,398	46,047
Provision for credit losses	3,014	2,246
Provision for credit losses on unfunded commitments	205	—
Net interest income after provision for credit losses	46,179	43,801

Noninterest income
Service charges on deposits	403	258
Credit card fees	4,692	3,722
Mortgage banking revenue	1,556	1,831
Government lending revenue	923	1,096
Government loan servicing revenue	4,345	3,568
Loan servicing rights (government guaranteed)	497	472
Other income	957	1,602
Total noninterest income	13,373	12,549

Noninterest expenses
Salaries and employee benefits	20,317	18,067
Occupancy and equipment	3,562	2,910
Professional fees	4,965	2,112
Data processing	7,767	7,112
Advertising	1,466	1,779
Loan processing	1,383	743
Merger-related expenses	—	1,266
Operational and other card fraud related losses	690	903
Regulatory assessment expenses	941	889
Other operating	2,590	2,272
Total noninterest expenses	43,681	38,053
Income before income taxes	15,871	18,297
Income tax expense	3,853	4,365
Net income	$12,018	$13,932

Basic earnings per share	$0.74	$0.84
Diluted earnings per share	$0.73	$0.82

Weighted average common shares outstanding:
Basic	16,345,156	16,665,528
Diluted	16,440,911	16,925,454

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$12,018	$13,932

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	(814)	2,991
Income tax benefit (expense) relating to the items above	194	(729)
Other comprehensive income (loss)	(620)	2,262
Comprehensive income	$11,398	$16,194

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2024	16,662,626	$167	$123,566	$242,875	$(11,469)	$355,139
Net income	—	—	—	13,932	—	13,932
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	2,262	2,262
Stock options exercised, net of shares withheld for purchase price	10,396	—	43	—	—	43
Shares issued as compensation	6,331	—	78	—	—	78
Stock-based compensation	—	—	407	—	—	407
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,666)	—	(1,666)
Shares repurchased and retired	(22,185)	—	(618)	—	—	(618)
Balance, March 31, 2025	16,657,168	$167	$123,476	$255,141	$(9,207)	$369,577

Balance, December 31, 2025	16,373,288	$164	$114,604	$292,749	$(5,760)	$401,757
Net income	—	—	—	12,018	—	12,018
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(620)	(620)
Stock options exercised, net of shares withheld for purchase price	13,214	—	87	—	—	87
Shares issued as compensation	22,735	—	621	—	—	621
Stock-based compensation	—	—	512	—	—	512
Cash dividends to stockholders ($0.12 per share)	—	—	—	(1,959)	—	(1,959)
Shares repurchased and retired	(122,757)	(1)	(3,556)	—	—	(3,557)
Balance, March 31, 2026	16,286,480	$163	$112,268	$302,808	$(6,380)	$408,859

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$12,018	$13,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,014	2,246
Provision for credit losses on unfunded commitments	205	—
Provision for mortgage put-back reserve, net	16	16
Net amortization (accretion) on investment securities available-for-sale	(92)	35
Premises and equipment depreciation	724	215
Lease asset amortization	433	419
Amortization of intangible assets	260	261
Increase in cash surrender value of BOLI	(383)	(379)
Net decrease (increase) in loan servicing assets	(141)	3,267
Executive long-term incentive plan expense	207	143
Stock-based compensation expense	512	407
Director and employee compensation paid in Company stock	255	78
Deferred income tax expense (benefit)	(436)	1
Decrease (increase) in valuation of loans held for sale carried at fair value	30	(63)
Proceeds from sales of loans held for sale	88,430	81,462
Originations of loans held for sale	(75,448)	(72,909)
Government lending revenue	(923)	(1,096)
Changes in assets and liabilities:
Accrued interest receivable	(100)	(2,794)
Taxes payable	3,461	4,037
Other assets	306	(1,601)
Accrued interest payable	199	602
Other liabilities	(10,771)	(5,698)
Net cash provided by operating activities	21,776	22,581

Cash flows from investing activities
Purchases of securities available-for-sale	(9,490)	(240)
Proceeds from calls and maturities of securities available-for-sale	8,326	13,374
Net purchases of restricted investments	(294)	(2,552)
Net increase in portfolio loans receivable	(69,968)	(71,467)
Net purchases of premises and equipment	(643)	(194)
Net cash used in investing activities	(72,069)	(61,079)

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	18,936	1,296
Interest-bearing deposits	179,911	128,098
Dividends paid	(1,959)	(1,666)
Repurchase of common stock	(3,557)	(618)
Net proceeds from exercise of stock	708	43
Net cash provided by financing activities	194,039	127,153

Net increase in cash and cash equivalents	143,746	88,655

Cash and cash equivalents, beginning of year	255,565	205,332

Cash and cash equivalents, end of period	$399,311	$293,987

Noncash investing and financing activities:
Recognition of right-of-use lease asset and lease liability	$3,174	$—
Change in unrealized gains (losses) on investments	$(814)	$2,991
Goodwill measurement period adjustment	$—	$2,959

Cash paid during the period for:
Taxes	$40	$8
Interest	$18,373	$16,111

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
The Company serves businesses, not-for-profit associations, entrepreneurs and others throughout Washington D.C., Baltimore, other Maryland markets, Delaware, Florida, Illinois and North Carolina through seven commercial bank branches, one mortgage banking office, three loan production offices, three government loan servicing offices, and one credit card operations office. The Bank is principally engaged in providing commercial, real estate, and credit card loans along with other banking services, and attracting deposits.
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
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to general practices within the banking industry. The consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank, Windsor Advantage™, and Church Street Capital, LLC (“CSC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The primary reference point for the estimates is on historical experience and assumptions believed to be reasonable regarding the value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies during the three months ended March 31, 2026.
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
In November 2025, the FASB issued Accounting Standards Update 2025-08 “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”), which expands the gross-up approach applied to purchased credit deteriorated (“PCD”) loans in an acquisition to certain purchased financial assets, including certain seasoned loans that do not meet the definition of PCD. Upon adoption of this guidance, qualifying seasoned loans acquired in future transactions would be recorded by grossing up the purchase price for the initial allowance for credit losses rather than recognizing the allowance through provision expense at acquisition. As a result, future acquisitions may not generate the same level of initial provision expense and related earnings volatility associated with the historical accounting treatment. The guidance would be effective for the Company for fiscal years beginning after December 15, 2026, with early adoption permitted, and is to be applied prospectively. The Company is currently evaluating the impact of this standard and has not elected early adoption.
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
Subsequent events:
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. For further information on a subsequent event related to the Company’s quarterly dividend, refer to Note 11.
Note 2 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses (“ACL”) of securities available-for-sale at March 31, 2026 and December 31, 2025, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Investment Securities (continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
U.S. Treasuries	$145,984	$63	$(5,355)	$—	$140,692
Municipal	15,613	19	(1,832)	—	13,800
Corporate	3,500	—	(93)	—	3,407
Asset-backed securities	4,828	13	—	—	4,841
Mortgage-backed securities	68,985	179	(1,379)	—	67,785
Total	$238,910	$274	$(8,659)	$—	$230,525

December 31, 2025
U.S. Treasuries	$142,381	$157	$(5,302)	$—	$137,236
Municipal	15,615	66	(1,784)	—	13,897
Corporate	3,500	—	(96)	—	3,404
Asset-backed securities	5,013	13	—	—	5,026
Mortgage-backed securities	71,145	581	(1,206)	—	70,520
Total	$237,654	$817	$(8,388)	$—	$230,083
There were no securities sold during the three months ended March 31, 2026 or the three months ended March 31, 2025. There was no ACL required on available-for-sale debt securities in an unrealized loss position at March 31, 2026 and December 31, 2025.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$53,711	$53,611	$54,110	$53,767
One to five years	74,544	71,718	70,534	67,955
Five to ten years	34,336	30,604	34,346	30,847
Beyond ten years	2,506	1,966	2,506	1,968
Asset-backed securities(1)	4,828	4,841	5,013	5,026
Mortgage-backed securities(1)	68,985	67,785	71,145	70,520
Total	$238,910	$230,525	$237,654	$230,083
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.
Securities pledged had a carrying amount of $0.9 million and $1.0 million at March 31, 2026 and December 31, 2025, respectively, to secure public deposits. As of March 31, 2026, approximately $119.3 million of investment securities were pledged as collateral to the FHLB to secure FHLB advances. As of December 31, 2025, approximately $124.3 million of investment securities were pledged as collateral to the FHLB to secure FHLB advances.
At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Investment Securities (continued)
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an ACL has not been recorded at March 31, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasuries	$19,898	$(9)	$95,373	$(5,346)	$115,271	$(5,355)
Municipal	2,291	(3)	8,950	(1,829)	11,241	(1,832)
Corporate	—	—	3,407	(93)	3,407	(93)
Mortgage-backed securities	22,226	(96)	18,250	(1,283)	40,476	(1,379)
Total	$44,415	$(108)	$125,980	$(8,551)	$170,395	$(8,659)

December 31, 2025
U.S. Treasuries	$9,853	$(32)	$95,531	$(5,270)	$105,384	$(5,302)
Municipal	—	—	8,998	(1,784)	8,998	(1,784)
Corporate	—	—	3,404	(96)	3,404	(96)
Mortgage-backed securities	214	(29)	18,466	(1,177)	18,680	(1,206)
Total	$10,067	$(61)	$126,399	$(8,327)	$136,466	$(8,388)
At March 31, 2026, there were two treasury securities, one municipal security, and seven mortgage-backed securities that had been in an unrealized loss position for less than twelve months. At December 31, 2025, there was one treasury security and three mortgage-backed securities that had been in an unrealized loss position for less than twelve months. At March 31, 2026, there were ten treasury securities, ten municipal securities, three corporate securities, and ten mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2025, there were ten treasury securities, ten municipal securities, three corporate securities, and eight mortgage-backed securities that had been in an unrealized loss position for greater than twelve months.
As of March 31, 2026, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at March 31, 2026 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of March 31, 2026 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2026, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities — There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are three securities, all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2026, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 76% of the portfolio; AA+ - 24%.
Asset-backed Securities — There are three investment grade asset-backed securities, and there have been no payment defaults on these securities.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Investment Securities (continued)
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of March 31, 2026.
Note 3 - Loan Servicing
Activity for loan servicing rights is as follows for the periods presented:

Loan servicing rights:
(in thousands)	March 31, 2026	December 31, 2025
Balance at beginning of period	$1,816	$5,511
Additions	185	182
Measurement period adjustments	—	(2,107)
Other changes in fair value	(44)	(1,770)
Balance at end of period	$1,957	$1,816
The loan servicing rights balance consisted of a principal balance of $753 million and $739 million as of March 31, 2026 and December 31, 2025, respectively. The fair value at March 31, 2026 was determined using a discount rate of 12.8%, a weighted average prepayment speed of 17.3% and a weighted average default rate of 0.7%. The fair value at December 31, 2025 was determined using a discount rate of 12.8%, a weighted average prepayment speed of 16.6% and a weighted average default rate of 0.7%.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	March 31, 2026		December 31, 2025
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$795,505	26%	$765,808	26%
Commercial	999,075	33	997,081	34
Construction	365,706	12	359,566	12
Commercial and Industrial	730,576	24	698,289	23
Credit card, net of reserve(1)	134,789	5	142,397	5
Other consumer	4,779	—	1,930	—
Portfolio loans receivable, gross	3,030,430	100%	2,965,071	100%
Deferred origination fees, net	(3,999)		(5,614)
Allowance for credit losses	(54,680)		(54,660)
Portfolio loans receivable, net	$2,971,751		$2,904,797
_____________
(1)    Credit card loans are presented net of reserve for interest and fees.

The following tables set forth the changes in the ACL by loan segment class for the three months ended March 31, 2026 and March 31, 2025.

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended March 31, 2026
Real estate:
Residential	$7,444	$184	$—	$—	$7,628
Commercial	14,917	(611)	—	—	14,306
Construction	4,250	84	(27)	—	4,307
Commercial and Industrial	19,818	684	(562)	695	20,635
Credit card	8,226	2,671	(3,103)	3	7,797
Other consumer	5	2	—	—	7
Total	$54,660	$3,014	$(3,692)	$698	$54,680

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended March 31, 2025
Real estate:
Residential	$6,945	$(614)	$(1)	$1	$6,331
Commercial	16,041	1,229	—	—	17,270
Construction	2,973	288	—	—	3,261
Commercial and Industrial	16,377	(542)	(147)	—	15,688
Credit card	6,301	1,894	(2,297)	—	5,898
Other consumer	15	(9)	—	—	6
Total	$48,652	$2,246	$(2,445)	$1	$48,454

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of March 31, 2026 and December 31, 2025 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
March 31, 2026
Real estate:
Residential	$7,510	$4,276	$7,402	$19,188	$776,317	$795,505	$2	$7,400
Commercial	6,433	2,804	18,727	27,964	971,111	999,075	925	17,802
Construction	12,870	—	4,124	16,994	348,712	365,706	—	4,124
Commercial and Industrial	3,023	1,363	25,899	30,285	700,291	730,576	70	26,091
Credit card	5,890	5,442	2,708	14,040	120,749	134,789	2,708	—
Other consumer	—	—	—	—	4,779	4,779	—	—
Total	$35,726	$13,885	$58,860	$108,471	$2,921,959	$3,030,430	$3,705	$55,417

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2025
Real estate:
Residential	$3,886	$573	$8,480	$12,939	$752,869	$765,808	$740	$7,741
Commercial	8,148	1,166	15,660	24,974	972,107	997,081	862	15,624
Construction	2,591	—	4,717	7,308	352,258	359,566	—	4,717
Commercial and Industrial	3,501	5,134	22,496	31,131	667,158	698,289	279	26,339
Credit card	7,555	6,887	2,691	17,133	125,264	142,397	2,691	—
Other consumer	—	—	—	—	1,930	1,930	—	—
Total	$25,681	$13,760	$54,044	$93,485	$2,871,586	$2,965,071	$4,572	$54,421
There were $5.6 million and $6.1 million of loans secured by one-to-four family residential properties in the process of foreclosure as of March 31, 2026 and December 31, 2025, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
(in thousands)

Real estate:
Residential	$6,749	$651	$7,400
Commercial	12,839	4,963	17,802
Construction	4,124	—	4,124
Commercial and Industrial	8,121	17,970	26,091
Total	$31,833	$23,584	$55,417

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans

Real estate:
Residential	$7,435	$306	$7,741
Commercial	10,159	5,465	15,624
Construction	4,717	—	4,717
Commercial and Industrial	6,907	19,432	26,339
Total	$29,218	$25,203	$54,421
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	March 31, 2026	December 31, 2025
Real estate:
Residential	$7,013	$6,449
Commercial	17,592	15,653
Construction	3,084	5,079
Commercial and Industrial	17,038	18,605
Total	$44,727	$45,786
Of the collateral dependent loans as of March 31, 2026, a specific reserve of $2 thousand, $1.2 million and $4.5 million was assessed for residential real estate, commercial real estate and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2025, a specific reserve of $40 thousand, $1.3 million and $4.2 million was assessed for residential real estate, commercial real estate and commercial and industrial loans.
The Company made nine loan modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial	1,847	0.185%	Restructured payment terms for 8 months on two loans, after which payments resume on a fully amortizing principal and interest basis for the remaining term.
Commercial and Industrial	1,729	0.237%
For one loan, restructured payment terms for 8 months, after which payments resume on a fully amortizing principal and interest basis for the remaining term.
For one loan, a payment deferral of 6 months followed by modified payments for 15 months, after which payments resume on a fully amortizing principal and interest basis for the remaining term.
For two loans, a payment deferral of 3 months and subsequent 4 months interest-only payment period, followed by a return to fully amortizing principal and interest payments under original contractual terms.
For one loan, a payment deferral of 4 months and reduced contractual floating interest rate based on Prime to 7.000% fixed rate for 6 months.
For one loan, a payment deferral of 6 months.
For one loan, a payment deferral of 7 months.

Total	$3,576
The Company made no loan modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following table presents the payment status of loans that have been modified in the last twelve months:

	March 31, 2026
		Past Due	Past Due
(in thousands)	Current	30-89 Days	90 Days or More	Nonaccrual	Total
Real estate:
Commercial	$—	$374	$—	$1,847	$2,221
Commercial and Industrial	919	321	—	2,342	3,582
	$919	$695	$—	$4,189	$5,803
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

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

March 31, 2026	Term Loans by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Residential – Real estate
Pass	$84,225	$186,295	$107,158	$98,719	$101,185	$200,898	$—	$778,480
Special Mention	—	—	—	1,985	1,871	4,812	—	8,668
Substandard	1,628	—	—	—	132	6,597	—	8,357
Doubtful	—	—	—	—	—	—	—	—
Total	85,853	186,295	107,158	100,704	103,188	212,307	—	795,505
Commercial – Real estate
Pass	16,428	204,593	204,171	51,116	124,398	331,132	—	931,838
Special Mention	—	—	—	2,300	39,832	7,590	—	49,722
Substandard	—	—	86	5,907	5,911	5,611	—	17,515
Doubtful	—	—	—	—	—	—	—	—
Total	16,428	204,593	204,257	59,323	170,141	344,333	—	999,075
Construction – Real estate
Pass	24,315	114,241	73,666	71,686	40,366	23,728	—	348,002
Special Mention	—	—	—	1,000	—	725	—	1,725
Substandard	—	—	5,946	3,967	2,197	3,869	—	15,979
Doubtful	—	—	—	—	—	—	—	—
Total	24,315	114,241	79,612	76,653	42,563	28,322	—	365,706
Commercial and Industrial
Pass	76,967	177,595	142,680	94,043	85,697	122,473	—	699,455
Special Mention	—	—	—	—	—	219	—	219
Substandard	—	1,570	762	14,505	992	12,134	—	29,963
Doubtful	—	—	—	11	928	—	—	939
Total	76,967	179,165	143,442	108,559	87,617	134,826	—	730,576
Other consumer
Pass	3,312	336	949	—	39	143	—	4,779
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	3,312	336	949	—	39	143	—	4,779
Credit card
Ungraded	—	—	—	—	—	—	134,789	134,789
Portfolio loans receivable, gross	$206,875	$684,630	$535,418	$345,239	$403,548	$719,931	$134,789	$3,030,430

March 31, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—	—
Construction	—	—	—	—	27	—	—	27
Commercial and Industrial	—	—	—	70	454	38	—	562
Credit card	—	—	—	—	—	—	3,103	3,103
Total	$—	$—	$—	$70	$481	$38	$3,103	$3,692

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2025	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential – Real estate
Pass	$217,066	$110,098	$99,956	$101,423	$68,092	$153,724	$—	$750,359
Special Mention	—	—	1,992	1,882	1,236	3,567	—	8,677
Substandard	—	287	—	132	792	5,561	—	6,772
Doubtful	—	—	—	—	—	—	—	—
Total	217,066	110,385	101,948	103,437	70,120	162,852	—	765,808
Commercial – Real estate
Pass	197,639	206,587	56,303	126,746	125,612	218,736	—	931,623
Special Mention	—	—	2,300	39,276	4,933	2,820	—	49,329
Substandard	—	86	5,957	5,860	1,744	2,482	—	16,129
Doubtful	—	—	—	—	—	—	—	—
Total	197,639	206,673	64,560	171,882	132,289	224,038	—	997,081
Construction – Real estate
Pass	110,320	94,973	77,852	41,729	7,198	18,856	—	350,928
Special Mention	—	—	1,000	—	724	—	—	1,724
Substandard	—	—	255	2,197	1,536	2,926	—	6,914
Doubtful	—	—	—	—	—	—	—	—
Total	110,320	94,973	79,107	43,926	9,458	21,782	—	359,566
Commercial and Industrial
Pass	210,890	146,107	94,365	91,066	30,540	95,813	—	668,781
Special Mention	—	—	—	320	—	221	—	541
Substandard	—	892	14,941	2,414	5,401	5,319	—	28,967
Doubtful	—	—	—	—	—	—	—	—
Total	210,890	146,999	109,306	93,800	35,941	101,353	—	698,289
Other consumer
Pass	760	963	—	46	40	121	—	1,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	760	963	—	46	40	121	—	1,930
Credit card
Ungraded	—	—	—	—	—	—	142,397	142,397
Portfolio loans receivable, gross	$736,675	$559,993	$354,921	$413,091	$247,848	$510,146	$142,397	$2,965,071

December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	197	—	1,695	—	1,892
Construction	—	—	—	—	—	264	—	264
Commercial and Industrial	—	101	2,339	347	8	625	—	3,420
Credit card	—	—	—	—	—	—	9,036	9,036
Total	$—	$101	$2,339	$544	$8	$2,584	$9,036	$14,612

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Unused lines of credit
Real Estate:
Residential	$19,269	$22,858
Residential - Home Equity	40,008	41,864
Commercial	37,709	69,887
Construction	110,662	91,203
Commercial and Industrial	113,591	90,990
Credit card(1)	153,487	138,632
Other consumer	234	232
Total	$474,960	$455,666

Letters of credit	$1,633	$1,633
_______________
(1)Outstanding loan commitments in the credit card portfolio include $59.0 million and $95.9 million in secured and partially secured balances as of March 31, 2026 and December 31, 2025, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Balance at beginning of period	$1,379	$1,191
Provision for credit losses on unfunded commitments	205	—
Balance at end of period	$1,584	$1,191
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

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Balance at beginning of period	$2,339	$2,260
Provision for mortgage loan put-back reserve	16	16
Balance at end of period	$2,355	$2,276
Note 5 - Derivative Financial Instruments
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
The market value of mortgage origination commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of mortgage origination commitments by estimating the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. See Note 8 - Fair Value Measurements for information regarding valuation techniques, significant inputs, and fair value hierarchy classification for derivative instruments.
The notional amount and estimated fair value of mortgage banking derivatives included in the consolidated balance sheets is summarized as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Included in other assets:
Mortgage origination commitments	$195,492	$6,235	$176,106	$5,892
Open forward delivery sales agreements (hedge MTM)	11,000	30	—	—
Open mandatory delivery commitments	—	—	7,981	31
Open forward delivery sales agreements (pipeline hedge)	—	—	4,772	18
Total included in assets	$206,492	$6,265	$188,859	$5,941

Included in other liabilities:
Open forward delivery sales agreements (pipeline hedge)	$9,216	$54	$—	$—
Open mandatory delivery commitments	8,447	93	—	—
Open forward delivery sales agreements (hedge MTM)	—	—	8,500	30
Total included in other liabilities	$17,663	$147	$8,500	$30

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Derivative Financial Instruments (continued)
The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking revenue is summarized as follows:

	Three months ended
	March 31, 2026	March 31, 2025
(in thousands)
Mortgage origination commitments	$343	$444
Open forward delivery sales agreements (hedge MTM)	60	(56)
Open forward delivery sales agreements (pipeline hedge)	(72)	28
Open mandatory delivery commitments	(124)	64
Total	$207	$480
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
The Company determines if an arrangement is a lease at inception. Operating lease Right of Use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 4.70% at March 31, 2026 and 5.08% at December 31, 2025. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of March 31, 2026, the Company’s net lease ROU assets and related lease liabilities were $6.8 million and $7.6 million, respectively, compared to December 31, 2025 balances of $4.0 million of ROU assets and $4.6 million of lease liabilities, and have remaining terms ranging from one to seven years, including extension options that the Company is reasonably certain will be exercised. As of March 31, 2026, the Company had not entered into any material leases that have not yet commenced. The Company’s lease information is summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Leases (continued)

(in thousands)	March 31, 2026	December 31, 2025
Lease Right of Use Asset:
Lease asset	$10,152	$6,978
Less: Accumulated amortization	(3,392)	(2,959)
Net lease asset	$6,760	$4,019

Lease Liability:
Lease liability	$10,586	7,326
Less: Accumulated amortization	(3,014)	(2,754)
Net lease liability	$7,572	$4,572
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	March 31, 2026
Amounts due in:
2026	$1,412
2027	1,811
2028	1,661
2029	1,652
2030	1,399
2031 and thereafter	777
Total future lease payments	8,712
Discount of cash flows	(1,140)
Present value of net future lease payments	$7,572
Note 7 - Goodwill and Intangible Assets
The change in goodwill during the periods ended March 31, 2026 and December 31, 2025 is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Balance at beginning of period	$25,969	$21,126
Acquired goodwill	—	—
Measurement period adjustment	—	4,843
Balance at end of period	$25,969	$25,969
At March 31, 2026, the Company’s reporting units include attributable goodwill from the IFH acquisition. The Company has elected to perform a qualitative assessment annually as of October 1 to determine if it is more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.
Acquired amortizing intangible assets were as follows for the period presented:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Goodwill and Intangible Assets (continued)

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer list intangible	$12,200	$(1,055)	$11,145	$12,200	$(879)	$11,321
Trade name intangible	2,100	(210)	1,890	2,100	(175)	1,925
Core deposits intangible	1,779	(303)	1,476	1,779	(254)	1,525
Total amortized intangible assets	$16,079	$(1,568)	$14,511	$16,079	$(1,308)	$14,771
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
Amortization expense was $260 thousand for the three months ended March 31, 2026. There was $261 thousand amortization expense during the three months ended March 31, 2025.
At March 31, 2026, scheduled amortization of the intangible assets for each of the next five years is as follows:

(in thousands)
2026	$783
2027	1,038
2028	1,033
2029	1,026
2030	1,019
Thereafter	9,612
Total	$14,511

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
Derivative financial instruments - The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. See Note 5 - Derivative Financial Instruments for additional information on derivatives.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 as follows:

(in thousands)
March 31, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale
U.S. Treasuries	$140,692	$140,692	$—	$—
Municipal	13,800	—	13,800	—
Corporate	3,407	—	3,407	—
Asset-backed securities	4,841	—	4,841	—
Mortgage-backed securities	67,785	—	67,785	—
Total	$230,525	$140,692	$89,833	$—
Loans held for sale	$13,739	$—	$13,739	$—
Loan servicing assets	$1,957	$—	$1,957	$—
Derivative assets	$6,265	$—	$6,265	$—
Derivative liabilities	$147	$—	$147	$—

December 31, 2025
Investment securities available-for-sale
U.S. Treasuries	$137,236	$137,236	$—	$—
Municipal	13,897	—	13,897	—
Corporate	3,404	—	3,404	—
Asset-backed securities	5,026	—	5,026	—
Mortgage-backed securities	70,520	—	70,520	—
Total	$230,083	$137,236	$92,847	$—
Loans held for sale	$25,828	$—	$25,828	$—
Loan servicing assets	$1,816	$—	$1,816	$—
Derivative assets	$5,941	$—	$5,941	$—
Derivative liabilities	$30	$—	$30	$—
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

Note 8 - Fair Value (continued)
Company is contractually entitled to receive at maturity:

Fair Value of Loans Held for Sale
(in thousands)	March 31, 2026	December 31, 2025
Aggregate fair value	$13,739	$25,828
Contractual principal	13,380	25,332
Difference	$359	$496
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of March 31, 2026 and December 31, 2025, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2026 and December 31, 2025, the fair values consist of loan balances of $52.0 million and $52.1 million, with specific reserves of $10.0 million and $10.1 million, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of March 31, 2026, the Company held $3.9 million of foreclosed real estate, which rolls up into Other assets on the consolidated balance sheet. As of December 31, 2025, there was $3.9 million of foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025 as follows:

(in thousands)	March 31, 2026	December 31, 2025
Individually evaluated loans
Level 3 inputs	$42,036	$42,945

Foreclosed real estate
Level 3 inputs	3,856	3,856

Total	$45,892	$46,801

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2026 and December 31, 2025:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs
March 31, 2026
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 30% [1]
Foreclosed real estate	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 30%

December 31, 2025	Valuation Technique	Unobservable Inputs	Range of Inputs
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 30% [1]
Foreclosed Real Estate	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 30%
(1)A discount rate of 63.4% was used for the acquired PCD loan that was evaluated as a measurement period adjustment during 2025 to the Day-1 purchase accounting. All other individually evaluated loans used a range of 0 to 30%.
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
As of March 31, 2026, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2025. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually evaluated loans, and all other loans. The results are then adjusted to account for credit risk as described above, and a further credit risk discount is applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan.
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$20,182	$20,182	$30,894	$30,894
Interest-bearing deposits at other financial institutions	379,069	379,069	224,611	224,611
Federal funds sold	60	60	60	60
Level 2
Accrued interest receivable	$16,795	$16,795	$16,695	$16,695
Level 3
Portfolio loans receivable, net	$2,971,751	$2,917,829	$2,904,797	$2,853,268
Restricted investments	8,691	8,691	8,397	8,397
Foreclosed real estate	3,856	3,856	3,856	3,856

Financial liabilities
Level 1
Noninterest-bearing deposits	$871,677	$871,677	$852,741	$852,741
Level 2
Accrued interest payable	$8,944	$8,944	$8,745	$8,745
Level 3
Interest-bearing deposits	$2,420,370	$2,422,306	$2,240,459	$2,243,002
FHLB advances and other borrowed funds	52,062	52,135	52,062	51,937

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The Company’s Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations supplemented by lending outside of our primary market as well as engaging in government guaranteed lending on a national basis. Additionally, the Commercial Bank engages in deposit verticals on a nationwide scale providing services to HOAs, mortgage companies and other customers.
The Company issues credit cards through OpenSky™, a digitally-driven, nationwide credit card platform providing secured, partially secured, and unsecured credit solutions, and originates residential mortgages for sale in the secondary market through CBHL, the Bank’s residential mortgage banking arm. Additionally, Windsor Advantage™, a wholly owned subsidiary of the Company, is a loan service provider that offers community banks and credit unions a comprehensive SBA 7(a) and USDA lending platform.
The Company’s reportable segments are determined by the Company’s designated chief operating decision maker, which is comprised of the Company’s Chief Executive Officer (“CEO”) and the Bank’s CEO, based upon organizational design, leadership structure and the Company’s products and services offered. The Company’s reportable segments are also distinguished by the level of information provided to the chief operating decision maker, which is used to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar.
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
Loans, investments, and deposits and fees provide the revenues in the Commercial Bank; loan sales provide the revenues in CBHL; credit card loan interest and fees provide the revenues in OpenSky™; and service charges and ancillary fees provide the revenues in Windsor Advantage™. Interest expense, provisions for credit losses and personnel provide the significant expenses in the Commercial Bank; cost of loan sales and personnel provide the significant expenses in CBHL; data processing and personnel provide the significant expenses in OpenSky™; and personnel provide the significant expenses in Windsor Advantage™.
The Company formed Church Street Capital, LLC (“Church Street Capital” or “CSC”) in 2024 to provide short-term real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. CSC operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards but command a higher rate of return. At March 31, 2026, CSC had loans totaling $5.1 million with a collectively assessed ACL of $203 thousand. Refer to

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

Note 4 - “Portfolio Loans Receivable and Allowance for Credit Losses” to the “Notes to Unaudited Consolidated Financial Statements” for further discussion of the consolidated ACL. The operations of CSC are included within the Commercial Bank segment performance.
Accounting policies for segments are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Segment performance is evaluated using income (loss) before taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value.
The following schedules reported internally for performance assessment by the chief operating decision maker present financial information for each reportable segment at and for the three months ended March 31, 2026 and 2025.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Three Months Ended March 31, 2026
(in thousands)	Commercial Bank(2)(3)	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$52,732	$15,061	$—	$177	$67,970
Interest expense	18,472	—	—	100	18,572
Net interest income	34,260	15,061	—	77	49,398
Provision for credit losses	344	2,670	—	—	3,014
Provision for credit losses on unfunded commitments	205	—	—	—	205
Net interest income after provision	33,711	12,391	—	77	46,179
Noninterest income
Service charges on deposits	403	—	—	—	403
Credit card fees	—	4,692	—	—	4,692
Mortgage banking revenue	416	—	—	1,140	1,556
Government lending revenue	923	—	—	—	923
Government loan servicing revenue(1)	(1,262)	—	5,607	—	4,345
Loan servicing rights (government guaranteed)	497	—	—	—	497
Other (loss) income	707	12	—	238	957
Total noninterest income	1,684	4,704	5,607	1,378	13,373
Noninterest expenses
Salaries and employee benefits	12,090	3,887	2,664	1,676	20,317
Occupancy and equipment	1,870	1,118	392	182	3,562
Professional fees	2,468	1,861	278	358	4,965
Data processing	545	7,107	59	56	7,767
Advertising	718	592	60	96	1,466
Loan processing	1,076	47	22	238	1,383
Operational and other card fraud related losses	65	625	—	—	690
Regulatory assessment expenses	598	215	66	62	941
Other operating	1,140	715	605	130	2,590
Total noninterest expenses	20,570	16,167	4,146	2,798	43,681
Net income (loss) before taxes	$14,825	$928	$1,461	$(1,343)	$15,871

Total assets	$3,624,207	$135,414	$28,535	$20,311	$3,808,467
(1) Gross government loan servicing revenue totaled $5.6 million, including $1.3 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the three months ended March 31, 2026.
(2) Commercial Bank’s return on assets of 1.66% for the three months ended March 31, 2026 is calculated by dividing net income before taxes by total assets.
(3) Commercial Bank’s efficiency ratio of 57.2% for the three months ended March 31, 2026 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Three Months Ended March 31, 2025
(in thousands)	Commercial Bank(2)(3)	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$48,164	$14,444	$—	$152	$62,760
Interest expense	16,649	—	—	64	16,713
Net interest income	31,515	14,444	—	88	46,047
Provision for credit losses	446	1,800	—	—	2,246
Net interest income after provision	31,069	12,644	—	88	43,801
Noninterest income
Service charges on deposits	258	—	—	—	258
Credit card fees	—	3,722	—	—	3,722
Mortgage banking revenue	263	—	—	1,568	1,831
Government lending revenue	1,096	—	—	—	1,096
Government loan servicing revenue(1)	(1,038)	—	4,606	—	3,568
Loan servicing rights (government guaranteed)	472	—	—	—	472
Other income	1,423	11	—	168	1,602
Total noninterest income	2,474	3,733	4,606	1,736	12,549
Noninterest expenses
Salaries and employee benefits	10,626	3,345	2,406	1,690	18,067
Occupancy and equipment	1,577	488	711	134	2,910
Professional fees	1,151	591	120	250	2,112
Data processing	440	6,582	53	37	7,112
Advertising	718	874	104	83	1,779
Loan processing	477	19	7	240	743
Merger-related expenses	1,266	—	—	—	1,266
Operational and other card fraud related losses	31	872	—	—	903
Regulatory assessment expenses	865	15	5	4	889
Other operating	1,409	516	254	93	2,272
Total noninterest expenses	18,560	13,302	3,660	2,531	38,053
Net income (loss) before taxes	$14,983	$3,075	$946	$(707)	$18,297

Total assets	$3,192,327	$119,636	$23,750	$14,092	$3,349,805
(1) Gross government loan servicing revenue totaled $4.6 million, including $1.0 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the three months ended March 31, 2025.
(2) Commercial Bank’s return on assets of 1.90% for the three months ended March 31, 2025 is calculated by dividing net income before taxes by total assets.
(3) Commercial Bank’s efficiency ratio of 54.6% for the three months ended March 31, 2025 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The following table presents financial information as of March 31, 2026, December 31, 2025 and March 31, 2025.

March 31, 2026
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$383,795	$8,208	$7,308	$—	$399,311
Goodwill	22,448	—	3,521	—	25,969
Intangible assets	1,479	—	13,032	—	14,511
Other segment assets	3,216,485	127,206	4,674	20,311	3,368,676
Total assets	$3,624,207	$135,414	$28,535	$20,311	$3,808,467

December 31, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$242,149	$8,039	$5,377	$—	$255,565
Goodwill	22,448	—	3,521	—	25,969
Intangible assets	1,528	—	13,243	—	14,771
Other segment assets	3,141,201	132,875	3,852	31,974	3,309,902
Total assets	$3,407,326	$140,914	$25,993	$31,974	$3,606,207

March 31, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$280,842	$7,468	$5,677	$—	$293,987
Goodwill	24,085	—	—	—	24,085
Intangible assets	1,698	—	13,858	—	15,556
Other segment assets	2,885,702	112,168	4,215	14,092	3,016,177
Total assets	$3,192,327	$119,636	$23,750	$14,092	$3,349,805

Note 10 - Interest Income and Interest Expense
The following table presents the components of interest income and interest expense:

	Three months ended
(in thousands)	2026	2025
Interest income
Taxable interest income	$67,793	$62,688
Non-taxable interest income	53	3
Dividends	124	69
Total interest income	$67,970	$62,760

Interest expense
Deposits	$18,070	$16,512
Short-term borrowings	471	51
Long-term debt	31	150
Total interest expense	$18,572	$16,713

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 11 - Subsequent Events
In April 2026, the Company’s Board of Directors declared a $0.12 per share dividend payable on May 27, 2026 to shareholders of record on May 11, 2026.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.
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
General Economic, Macro and External Conditions
•the strength of the United States (“U.S.”) economy and general economic conditions (including the interest rate environment, government economic and monetary policies, the strength of global financial markets, inflation/deflation, and the overall strength of the consumer) that impact the financial services industry as a whole and/or our business;
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
•geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the ongoing wars in Israel, Iran and Ukraine, which could impact business and economic conditions in the U.S. and abroad;

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
•the effect of acquisitions we have undertaken, such as our acquisition of Integrated Financial Holdings, Inc. (“IFH”), including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations, including with regard to the planned growth of Windsor Advantage™;
•strategic acquisitions we may undertake to achieve our goals;
•our dependence on our management team and board of directors and changes in management and board composition;
•increased competition in the financial services industry, particularly from regional and national banks, financial holding companies, and other traditional and non-traditional financial service providers;
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
•our ability to assess the effect of and incorporate the evolving uses of AI on our business;
•the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures; and
•our ability to remediate the material weakness in the Company’s internal control over financial reporting.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs and expectations, if a change occurs or our beliefs, assumptions or expectations were incorrect, our business, financial condition, liquidity and/or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025 and those referenced herein and in other reports on file with the Securities and Exchange Commission (“SEC”).
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
The Company’s critical accounting policies and reporting estimates are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial Statements” contained in Part II. Item 8 "Financial Statements and Supplementary Data" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
We are Capital Bancorp, Inc., a bank holding company and a Maryland corporation incorporated in 1998, operating primarily through our wholly-owned subsidiary, Capital Bank, N.A., a commercial-focused community bank based in the Washington, D.C. and Baltimore metropolitan areas. The Bank is headquartered in Rockville, Maryland, received its charter in 1999 and began operations the same year. We serve businesses, not-for-profit associations, entrepreneurs and others throughout the Washington, D.C., Baltimore, other Maryland markets, Delaware, Florida, Illinois and North Carolina through seven commercial bank branches, one mortgage banking office, three loan production offices, three government loan servicing offices, and one credit card operations office.
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
The Company currently operates four divisions and reporting segments: Commercial Banking,

OpenSky™, Windsor Advantage™, and Capital Bank Home Loans (“CBHL”). In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment. The accompanying consolidated financial statements have been prepared in accordance with GAAP and conform to general practices within the banking industry.
Our Commercial Banking division primarily operates within a corridor extending from Raleigh, North Carolina to Delaware, with significant activity in the Washington, D.C. and Baltimore metropolitan statistical areas. The Commercial Bank also maintains offices in Chicago, Illinois and Fort Lauderdale, Florida. In addition to providing relationship-driven banking services within its primary geographic markets, the Commercial Bank conducts certain lending and deposit activities on a nationwide basis through specialized verticals. These lending verticals include lender finance, government guaranteed lending and other forms of commercial and industrial (“C&I”) lending. The Commercial Bank also operates national deposit verticals servicing homeowners associations (“HOAs”), title companies, political action committees (“PACs”), not-for-profit organizations, and other commercial clients.
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
Capital
As of March 31, 2026, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
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
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
	2026	2025	% Change
(in thousands)
Interest income	$67,970	$62,760	8.3%
Interest expense	18,572	16,713	11.1
Net interest income	49,398	46,047	7.3
Provision for credit losses	3,014	2,246	34.2
Provision for credit losses on unfunded commitments	205	—	—
Net interest income after provision for credit losses	46,179	43,801	5.4
Noninterest income	13,373	12,549	6.6
Noninterest expenses	43,681	38,053	14.8
Net income before income taxes	15,871	18,297	(13.3)
Income tax expense	3,853	4,365	(11.7)
Net income	$12,018	$13,932	(13.7)
Net income for the three months ended March 31, 2026 was $12.0 million, compared to net income of $13.9 million for the same period in 2025, a 13.7% decrease. There were no non-GAAP adjustments to net income of $12.0 million for three months ended March 31, 2026, a $3.0 million decrease from net income, as adjusted (non-GAAP) of $14.9 million for the three months ended March 31, 2025. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Net interest income increased by $3.4 million, or 7.3%, to $49.4 million when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, primarily driven by increased interest income of $4.6 million from the Commercial Bank due to strong balance sheet growth offset by $0.9 million of lower purchase accounting accretion (“PAA”).
The provision for credit losses for the three months ended March 31, 2026 was $3.0 million, an increase of $0.8 million from the same period in 2025. Net charge-offs for the three months ended March 31, 2026 were $3.0 million, or 0.40% on an annualized basis of average portfolio loans, compared to $2.4 million, or 0.38% on an annualized basis of average portfolio loans for the same period in 2025. Net charge-offs during the quarter included $3.1 million from OpenSky™ loans slightly offset by a net recovery of $0.1 million from Commercial Bank loans. OpenSky™ net charge-offs totaled $3.1 million including $2.3 million related to unsecured credit cards and $0.8 million related to secured and partially secured credit cards.
For the three months ended March 31, 2026, noninterest income of $13.4 million increased $0.8 million, or 6.6%, from the same period in 2025, primarily due to a $0.8 million increase from government loan servicing and packaging revenue. Credit card fees of $4.7 million for the three months ended March 31, 2026 increased $1.0 million compared to the same period in the prior year primarily due to growth in unsecured product. For the three months ended March 31, 2026, mortgage banking revenue of $1.6 million decreased $0.3 million primarily due to a $0.2 million decrease in gain on sale.
Noninterest expense was $43.7 million for the three months ended March 31, 2026, an increase of $5.6 million from the same period in 2025. The change was primarily driven by increases in professional fees of $2.9 million, salaries and employee benefits expenses of $2.3 million, data processing expense of

$0.7 million, occupancy and equipment expenses of $0.7 million, and loan processing expenses of $0.6 million, offset by decreases in merger-related expenses of $1.3 million and operating losses of $0.2 million.

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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the three months ended March 31, 2026 and 2025. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$246,346	$2,200	3.62%	$203,053	$2,138	4.27%
Federal funds sold	60	1	6.76	58	1	6.99
Investment securities available-for-sale	233,165	1,459	2.54	235,605	1,861	3.20
Restricted investments	8,441	124	5.96	5,761	69	4.86
Loans held for sale	12,916	177	5.56	9,356	238	10.32
Portfolio loans receivable(2)(3)	3,008,187	64,009	8.63	2,634,110	58,453	9.00
Total interest earning assets	3,509,115	67,970	7.86	3,087,943	62,760	8.24
Noninterest earning assets	142,697			134,021
Total assets	$3,651,812			$3,221,964

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$263,645	$414	0.64%	$242,355	$368	0.62%
Savings	13,701	30	0.89	13,204	18	0.55
Money market accounts	1,189,642	9,479	3.23	869,978	7,399	3.45
Time deposits	842,137	8,147	3.92	859,729	8,727	4.12
Borrowed funds	52,062	502	3.91	34,062	201	2.39
Total interest-bearing liabilities	2,361,187	18,572	3.19	2,019,328	16,713	3.36
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	64,056			56,503
Noninterest-bearing deposits	821,267			783,018
Stockholders’ equity	405,302			363,115
Total liabilities and stockholders’ equity	$3,651,812			$3,221,964

Net interest spread			4.67%			4.88%
Net interest income		$49,398			$46,047
Net interest margin(4)			5.71%			6.05%
_______________
(1)Annualized.
(2)Portfolio loans receivable balance includes nonaccrual loans.
(3)For the three months ended March 31, 2026 and 2025, collectively, Core Loan Yield was 6.93% and 7.14%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.
(4)For the three months ended March 31, 2026 and 2025, collectively, Core Net Interest Margin was 4.15% and 4.36%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

The net interest margin decreased 34 basis points to 5.71% for the three months ended March 31, 2026 from the same period in 2025. Core net interest margin (non-GAAP) decreased to 4.15% for the three months ended March 31, 2026, compared to 4.36% for the same period in 2025. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the three months ended March 31, 2026, average interest earning assets increased $421.2 million, or 13.6%, to $3.5 billion as compared to the same period in 2025, but the average yield on interest earning assets decreased to 7.86%, a 38 basis point decrease from 8.24% for the comparable 2025 period primarily due to changes in the rate environment, particularly impacting OpenSky™ products. Compared to the same period in the prior year, average interest-bearing liabilities increased

$341.9 million, or 16.9%, and the average cost of interest-bearing liabilities decreased to 3.19%, a 17 basis point decrease from 3.36%, primarily as a result of a shift in the product mix of the portfolio as well as changes in the rate environment.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31, 2026
	Compared to
	March 31, 2025
	Change Due To		Interest Variance
(in thousands)	Volume	Rate
Interest Income:
Interest-bearing deposits	$387	$(325)	$62
Federal funds sold	—	—	—
Investment securities available-for-sale	(15)	(387)	(402)
Restricted investments	39	16	55
Loans held for sale	49	(110)	(61)
Portfolio loans receivable excluding credit card loans	6,124	(1,302)	4,822
Credit card loans	1,668	(934)	734
Total interest income	8,252	(3,042)	5,210

Interest Expense:
Interest-bearing demand accounts	34	12	46
Savings	1	11	12
Money market accounts	2,552	(472)	2,080
Time deposits	(163)	(417)	(580)
Borrowed funds	174	127	301
Total interest expense	2,598	(739)	1,859
Net interest income	$5,654	$(2,303)	$3,351

When comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, the largest positive impact to total interest income was the growth in interest earning assets, from organic growth. Growth (change due to volume) in the loan portfolio, excluding credit card loans, contributed $6.1 million to the increase in interest income. The $1.9 million increase in interest expense year over year was primarily driven by a $0.9 million lower benefit from net PAA, $0.7 million from a shift in deposit mix and $0.3 million of higher borrowing costs.
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. For a description of the factors taken into account by our management in determining the ACL, see Note 1 “Nature of Business and Basis of Presentation” in the “Notes to the Consolidated Financial

Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
For the three months ended March 31, 2026, the provision for credit losses was $3.0 million, an increase of $0.8 million from the same period in 2025. The increased provision for credit losses was primarily driven by increases of $1.2 million for C&I loans, $0.8 million for residential real estate loans, and $0.8 million for OpenSky™, offset slightly by $1.8 million of decreases for commercial real estate loans. The C&I and residential real estate loan portfolios grew 22.9% and 14.7%, respectively, from March 31, 2025, resulting in an increase to the reserve. The provision from OpenSky™ increased $0.8 million, primarily driven by higher volumes in the unsecured portfolio - as unsecured card balances increased $19.9 million from $26.7 million, or 22% of the credit card portfolio at March 31, 2025 to $46.6 million, or 34% of the credit card portfolio at March 31, 2026. Additionally, net charge-offs for OpenSky™ increased $0.8 million compared to the three months ended March 31, 2025. The $1.8 million decrease to the provision for commercial real estate was largely attributable to the run-off of PCD loans in the loan portfolio, resulting in a lower reserve requirement than in 2025. Net charge-offs for the three months ended March 31, 2026 were $3.0 million, or 0.40% on an annualized basis of average portfolio loans, compared to $2.4 million, or 0.38% on an annualized basis of average portfolio loans for the same period in 2025. Of the $3.0 million in net charge-offs during the quarter, there was a net recovery of $0.1 million from Commercial Bank loans, driven by commercial and industrial loans, and OpenSky™ net charge-offs totaled $3.1 million including $2.3 million related to unsecured credit cards and $0.8 million related to secured and partially secured credit cards.
The ACL as a percent of portfolio loans was 1.81% at March 31, 2026, as compared to 1.85% at December 31, 2025. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at March 31, 2026 in “Financial Condition - Allowance for Credit Losses.”
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

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2026	2025	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$403	$258	56.2%
Credit card fees	4,692	3,722	26.1
Mortgage banking revenue	1,556	1,831	(15.0)
Government lending revenue	923	1,096	(15.8)
Government loan servicing and packaging revenue	4,345	3,568	21.8
Loan servicing rights	497	472	5.3
Other income	957	1,602	(40.3)
Total noninterest income	$13,373	$12,549	6.6%
For the three months ended March 31, 2026, noninterest income of $13.4 million increased $0.8 million, or 6.6%, from the same period in 2025. The increase was primarily driven by $1.0 million of increased credit card fees and $0.8 million of increased government loan servicing and packaging revenue (Windsor Advantage™), offset by a $0.6 million decrease in other income.
Credit card fees of $4.7 million for the three months ended March 31, 2026 increased $1.0 million as compared to the three months ended March 31, 2025, primarily as a result of credit-card related fees associated with the unsecured product.
Originations of loans held for sale within the Bank’s CBHL division increased $7.1 million to $72.9 million in the first quarter of 2026 when compared to $65.8 million in the first quarter of 2025. The gain on sale margin decreased to 2.85% for the three months ended March 31, 2026 from 3.07% for the three months ended March 31, 2025.
Mortgage banking revenue of $1.6 million decreased $0.3 million from the three months ended March 31, 2025, primarily driven by the decreased gain on sale of $0.2 million.
Government lending revenue of $0.9 million for the three months ended March 31, 2026 decreased $0.2 million as compared to the three months ended March 31, 2025, primarily as a result of significant budget cuts within the USDA and changes to investment tax credits for commercial solar loans that began to take effect in 2025 and resulted in decreased volumes for government guaranteed loans. However, the reduced volume was slightly offset by increased SBA loan sales generated by a new team.
Mortgage loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $2.4 million at March 31, 2026 and $2.3 million at December 31, 2025, respectively. The Bank did not repurchase any loans during the three months ended March 31, 2026 or 2025. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2026	2025	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$20,317	$18,067	12.5%
Occupancy and equipment	3,562	2,910	22.4
Professional fees	4,965	2,112	135.1
Data processing	7,767	7,112	9.2
Advertising	1,466	1,779	(17.6)
Loan processing	1,383	743	86.1
Merger-related expenses	—	1,266	(100.0)
Operational and other card fraud related losses	690	903	(23.6)
Regulatory assessment expenses	941	889	5.8
Other operating	2,590	2,272	14.0
Total noninterest expense	$43,681	$38,053	14.8%
Noninterest expense was $43.7 million for the three months ended March 31, 2026, as compared to $38.1 million for the three months ended March 31, 2025, an increase of $5.6 million. The change included increases of $2.9 million in professional fees associated with strategic investments in shared service areas and card partnerships for OpenSky™, $2.3 million of increases in salaries and employee benefits expenses due to headcount growth, $0.7 million in data processing costs related to investments in data infrastructure for OpenSky™ and core processing for the Commercial Bank, $0.7 million in occupancy and equipment due to an increase in software contracts and the acceleration of depreciation of capitalized assets related to OpenSky™ technology, $0.6 million in loan processing costs from loan expenses associated with our government guaranteed lending portfolio, and $0.2 million in other operating expenses. The increased spending was slightly offset by decreases of $1.3 million in merger-related expenses, $0.3 million in advertising, and $0.2 million in operational and other card fraud related losses.
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
The following table presents, for the periods indicated, our effective income tax rate:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Income before income taxes	$15,871	$18,297
Income tax expense	3,853	4,365
Effective income tax rate	24.3%	23.9%
Income tax expense was $3.9 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate increased from 23.9% for the three months ended March 31,

2025 to 24.3% for the three months ended March 31, 2026 due to an increase in nondeductible stock-based compensation expense and nondeductible compensation expense. Additional information regarding the Company’s income taxes are discussed in detail in Note 13 “Income Taxes” in the “Notes to the Consolidated Financial Statements” contained in Part II. Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands, except per share data)	March 31, 2026	December 31, 2025	$ Change	% Change
Total assets	$3,808,467	$3,606,207	$202,260	5.6%
Investment securities available-for-sale	230,525	230,083	442	0.2
Mortgage loans held for sale	13,739	25,828	(12,089)	(46.8)
Portfolio loans receivable, net of deferred fees and costs	3,026,431	2,959,457	66,974	2.3
Allowance for credit losses	54,680	54,660	20	—
Goodwill	25,969	25,969	—	—
Intangible assets	14,511	14,771	(260)	(1.8)
Deposits	3,292,047	3,093,200	198,847	6.4
FHLB borrowings	50,000	50,000	—	—
Other borrowed funds	2,062	2,062	—	—
Total stockholders’ equity	408,859	401,757	7,102	1.8
Tangible common equity (1)	368,379	361,017	7,362	2.0
Equity to total assets at end of period	10.74%	11.14%		(3.6)
Weighted average number of basic shares outstanding, YTD	16,345	16,582		(1.4)
Weighted average number of diluted shares outstanding, YTD	16,441	16,768		(2.0)
Common shares outstanding	16,286	16,373		(0.5)
Book value per share	$25.10	$24.54		2.3
Tangible book value per share (1)	22.62	22.05		2.6
Dividends per share, YTD	0.12	0.44
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at March 31, 2026 increased $202.3 million from the balance at December 31, 2025. Net portfolio loans, which exclude mortgage loans held for sale, totaled $3.0 billion as of March 31, 2026, an increase of $67.0 million, or 2.3%, from $3.0 billion at December 31, 2025. Mortgage loans held for sale decreased $12.1 million, or 46.8%, when comparing the period end balances at March 31, 2026 to December 31, 2025.
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

The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at March 31, 2026 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
March 31, 2026	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S. Treasuries	$52,794	2.19%	$72,544	2.00%	$20,646	1.48%	$—	—%	$145,984	$140,692	2.00%
Municipal	917	4.79	—	—	12,190	6.70	2,506	2.09	15,613	13,800	5.85
Corporate	—	—	2,000	7.36	1,500	3.75	—	—	3,500	3,407	5.81
Asset-backed securities	—	—	—	—	395	4.52	4,433	5.53	4,828	4,841	5.45
Mortgage-backed securities	—	—	36,483	3.91	6,136	3.15	26,366	4.60	68,985	67,785	4.11
Total	$53,711	2.23%	$111,027	2.72%	$40,867	3.40%	$33,305	4.53%	$238,910	$230,525	2.98%
As described in Note 2 - ''Investment Securities'' in the “Notes to Unaudited Consolidated Financial Statements,” at March 31, 2026, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at March 31, 2026 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of March 31, 2026 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at March 31, 2026, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are three securities all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $2 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at March 31, 2026, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 76% of the portfolio; AA+ – 24%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of March 31, 2026.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $4.2 million as of March 31, 2026 and $3.8 million as of December 31, 2025, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners residential properties. Lender finance loans totaling $43.8 million as of March 31, 2026 and $41.4 million as of December 31, 2025, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered primarily within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders, primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company sometimes transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through its CBHL division. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties, although exceptions are sometimes made. The Company performs a stress test of the construction loan portfolio at least once a year, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations as part of ongoing risk management efforts. The borrowers’ progress in construction buildout is monitored against the original underwriting guidelines for construction milestones and completion timelines.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are only extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $90.0 million and $97.3 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of March 31, 2026 and December 31, 2025, respectively. Unsecured balances were $46.6 million and $47.1 million, respectively, at the same dates.
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

	As of March 31, 2026
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$167,584	$315,423	$69,994	$242,504	795,505
Commercial	244,849	433,280	285,546	35,400	999,075
Construction	292,861	61,946	10,899	—	365,706
Commercial and Industrial	240,108	200,378	136,870	153,220	730,576
Credit card	134,789	—	—	—	134,789
Other consumer	1,990	1,504	1,285	—	4,779
Total portfolio loans, gross	$1,082,181	$1,012,531	$504,594	$431,124	$3,030,430

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$406,644	$221,277	$627,921
Commercial			396,774	357,452	754,226
Construction			30,775	42,070	72,845
Commercial and Industrial			166,541	323,927	490,468
Other consumer			2,789	—	2,789
Total portfolio loans, gross			$1,003,523	$944,726	$1,948,249
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of March 31, 2026
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$216,407	$1,615	56.1%	Not Applicable	7.1%

Retail	$181,513	$1,681	49.0%	34.7%	6.0%
Mixed use	150,451	1,904	49.9	28.8%	5.0
Hotel	70,464	5,033	47.1	13.5%	2.3
Industrial	56,873	1,058	45.2	10.9%	1.8
Office	24,364	936	47.6	4.7%	0.8
Other(2)	38,833	1,232	53.8	7.4%	1.3
Total non-owner-occupied commercial real estate loans	$522,498	$1,692	48.5%	100.00%	17.2%
Total portfolio loans, gross	$3,030,430
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of March 31, 2026
(in thousands)	2026	2027	2028	2029	2030 and Onwards	Total
Loan type:
Multi-family	$34,240	$18,813	$46,164	$35,333	$81,830	$216,380

Retail	$21,435	$38,664	$2,038	$25,132	$94,230	$181,499
Mixed use	68,015	30,532	4,605	25,095	22,206	150,453
Hotel	12,574	9,210	3,172	5,444	26,726	57,126
Industrial	15,027	—	—	1,437	54,000	70,464
Office	909	5,770	151	9,493	8,018	24,341
Other	18,208	6,628	8,190	1,070	4,097	38,193
Total fixed rate non-owner-occupied commercial real estate loans	$136,168	$90,804	$18,156	$67,671	$209,277	$522,076
Owner-occupied commercial real estate loans

	As of March 31, 2026
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$107,609	$1,167	48.8%	25.1	3.6%
Retail	66,590	853	57.6	15.5	2.2%
Office	55,224	702	56.4	12.9	1.8%
Mixed use	19,346	879	76.2	4.5	0.6%
Other(3)	179,863	938	47.6	42.0	5.9%
Total owner-occupied commercial real estate loans	$428,632	$1,080	53.9%	100.0%	14.1%
Total portfolio loans, gross	$3,030,430

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of March 31, 2026
(in thousands)	2026	2027	2028	2029	2030 and Onwards	Total
Loan type:
Industrial	$10,799	$7,145	$6,589	$22,587	$60,248	$107,368
Retail	3,773	8,600	9,192	8,696	36,264	66,525
Office	3,547	2,415	2,781	9,271	37,451	55,465
Mixed use	1,836	868	902	6,230	9,509	19,345
Other	44,428	11,102	1,925	8,749	116,165	182,369
Total fixed rate owner-occupied commercial real estate loans	$64,383	$30,130	$21,389	$55,533	$259,637	$431,072
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include a land loan of $13.6 million, special purpose loans of $8.6 million, skilled nursing loans of $8.4 million, and other loans of $8.2 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $97.8 million, skilled nursing loans of $30.5 million, $25.3 million of religious facility loans and other loans of $26.3 million.

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
Loans are generally charged-off in part or in full when management determines the loan to be uncollectible. Factors for charge-off that may be considered include: repayments deemed to be extended out beyond reasonable time frames, customer bankruptcy and lack of assets, and/or collateral deficiencies. Secured consumer credit card balances are eligible for the charge-off queue after they become more than 90 days past due. Unsecured consumer credit card balances are eligible for charge-off after they become more than 150 days past due and are charged-off no later than 180 days after they become past due. Otherwise, loans that are past due for 180 days or more are charged off unless the loan is well-secured and in the process of collection.
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
From a credit risk standpoint, we grade watchlist and problem loans into one of five credit quality indicators: pass/watch, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with each loan. Credit ratings are reviewed regularly and then adjusted to reflect the degree of risk and loss that our management believes to be appropriate for each credit. Our lending policy requires the routine monitoring of past due reports, daily overdraft reports, monthly maturing loans, monthly risk rating reports and internal loan review reports. The lending and credit management of the Bank meet periodically to review loans rated pass/watch. The focus of each meeting is to identify any necessary required action within this loan population, which consists of loans that, although considered satisfactory and performing to terms, may exhibit special risk features that warrant management’s attention.

Management is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced credit administration function, which provides independent analysis of credit requests and the management of problem credits. The credit department has developed and implemented analytical procedures for evaluating credit requests, administers the Company’s risk rating system, and monitors the loan portfolio. The loan portfolio analysis process is intended to contribute to the identification of weaknesses before they become more severe.
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
At March 31, 2026, the recorded investment in individually assessed loans was $52.0 million, requiring a specific reserve of $10.0 million. At December 31, 2025, the recorded investment in individually assessed loans was $52.8 million, requiring a specific reserve of $9.9 million. At March 31, 2026, nonperforming assets were $55.4 million, an increase of $1.0 million from December 31, 2025.
Past Due Loans
The past due loans balance increased $15.0 million, from $93.5 million or 3.2% of gross loans as of December 31, 2025 to $108.5 million or 3.6% of gross loans as of March 31, 2026. The increase was primarily driven by $9.7 million of increases in construction loans and $3.0 million in commercial real estate loans. During management’s quarterly review it was noted that the $9.7 million increase for construction real estate loans was driven by 3 loans from a single relationship that are 30-59 days past due. One commercial real estate loan accounted for $1.5 million of the $3.0 million increase in both total and 90+ days past due loans and is attributable to a well-known borrower with the property pending sale. Further, although the past due balance for C&I loans decreased $0.8 million, there was a $3.4 million increase in loans 90+ days past due. The increase in loans past due 90 days or more was driven by a single commercial loan relationship with a balance of approximately $3.8 million, of which 80% is guaranteed by the USDA. Management believes the credit remains appropriately monitored and reflected within the allowance for credit losses.
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
We continue to monitor the unique economic environment in the DC-Maryland-Virginia area with regard to the impact on our customers and credit risk. Management believes that the current ACL coverage ratio captures currently forecasted economic conditions and management’s assessment of the economic forecast through qualitative factors.
A major consideration in the determination of the ACL on the credit card portfolio is based on historical loss experience in that portfolio. The Company calculates the credit card ACL collectively, applying segmentation based on collateral positions: secured, partially secured and unsecured.

The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Real estate:
Residential	0.96%	0.97%	0.93%	1.01%	103%	96%
Commercial	1.43	1.50	1.78	1.57	80	95
Construction	1.18	1.18	1.13	1.31	104	90
Commercial and Industrial	2.82	2.84	3.57	3.77	79	75
Credit card	5.78	5.78	—	—	—	—
Other consumer	0.15	0.26	—	—	—	—
Total	1.81%	1.85%	1.83%	1.84%	99%	100%

At March 31, 2026, the ACL coverage ratio was 1.81%, down 4 bps from December 31, 2025 and flat compared to March 31, 2025.
Total charge-offs for the three months ended March 31, 2026 and 2025 were primarily comprised of credit card charge-offs resulting from the aging of the portfolio and continued growth in the partially secured and unsecured card portfolio. The following tables present a summary of the net charge-offs (recovery) of loans as a percentage of average loans for the periods indicated:

	Three Months Ended March 31,
	2026			2025
(in thousands)	Net Charge-Offs (Recovery)	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$—	$775,711	—%	$—	$688,528	—%
Commercial	—	1,001,877	—	—	920,894	—
Construction	27	365,886	0.03	—	322,270	—
Commercial and Industrial	(133)	730,707	(0.07)	147	580,372	0.10
Credit card	3,100	133,712	9.40	2,297	118,723	7.85
Other consumer	—	294	—	—	3,323	—
Total	$2,994	$3,008,187	0.40%	$2,444	$2,634,110	0.38%
_____________
(1)    Annualized.

As the loan portfolio and ACL review processes continue to evolve, there may be changes to elements of the allowance and this may influence the overall level of the allowance maintained. Historically, the Bank has maintained a high-quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. The maintenance of a high-quality portfolio will continue to be a priority.
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

	March 31, 2026		December 31, 2025
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$7,628	14%	$7,444	14%
Commercial	14,306	26	14,917	27
Construction	4,307	8	4,250	8
Commercial and Industrial	20,635	38	19,818	36
Credit card	7,797	14	8,226	15
Other consumer	7	—	5	—
Total allowance for credit losses	$54,680	100%	$54,660	100%
_______________
(1)Loan category as a percentage of total portfolio loans.
Total Liabilities
Total liabilities at March 31, 2026 increased $195.2 million from December 31, 2025, due to growth in the deposit portfolio of $198.8 million.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including noninterest-bearing demand, interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial relationship managers. Our credit card customers are a significant source of low cost deposits. As of March 31, 2026 and December 31, 2025, our credit card customers accounted for $165.5 million and $163.2 million, or 19.0% and 19.1%, respectively, of our total noninterest-bearing deposit balances.
Major deposit categories are as follows:

Deposits
(in thousands)	March 31, 2026	December 31, 2025
Interest-bearing demand accounts	$341,723	$257,233
Savings	21,471	11,679
Money markets	1,276,034	1,105,183
Customer time deposits	478,085	489,687
Brokered time deposits	303,057	376,677
Total Interest-bearing deposits	2,420,370	2,240,459
Noninterest-bearing demand accounts	871,677	852,741
Total deposits	$3,292,047	$3,093,200
The Company had $303.1 million in brokered deposits at March 31, 2026 compared to $376.7 million at December 31, 2025.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest product concentrations in the deposit portfolio. As of March 31, 2026, these product concentrations represented 5% and 11% of deposits, respectively. As of December 31, 2025, these deposits represented 5% and 10% of deposits, respectively.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2026		For the Year Ended December 31, 2025
(in thousands)	Average Balance	Average Rate(1)	Average Balance	Average Rate
Interest-bearing demand accounts	$263,645	0.64%	$269,224	0.56%
Savings	13,701	0.89	12,789	0.47
Money market accounts	1,189,642	3.23	960,882	3.45
Time deposits	842,137	3.92	825,847	3.51
Total interest-bearing deposits	2,309,125	3.17	2,068,742	3.08
Noninterest-bearing demand accounts	821,267		811,798
Total deposits	$3,130,392	2.34%	$2,880,540	2.21%
_____________
(1)    Annualized.

Deposit costs decreased 13 basis points during the three months ended March 31, 2026, as compared to the year ended December 31, 2025, primarily driven by a shift in the product mix of the portfolio and changes in the rate environment.
Noninterest-bearing deposits represented 26.5% of total deposits at March 31, 2026 compared to 27.57% at December 31, 2025. Insured and protected deposits (including deposits that are indirectly protected under the product terms) were approximately $2.3 billion as of March 31, 2026, representing 69.4% of the Company’s deposit portfolio. The insured and protected amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table presents the maturities of our certificates of deposit, including brokered and customer deposits as of March 31, 2026.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$64,244	$54,743	$53,517	$3,540	$176,044
Less than $250,000	232,064	155,292	204,264	13,478	605,098
Total	$296,308	$210,035	$257,781	$17,018	$781,142
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Total borrowings of $52.1 million at March 31, 2026 remained the same compared to December 31, 2025.
FHLB Advances. The Federal Home Loan Bank (“FHLB”) provides the Company with secured borrowing capacity collateralized by eligible loans and investment securities pledged under a blanket lien arrangement. As of March 31, 2026, approximately $513.5 million of loans and $119.3 million of investment securities were pledged as collateral to the FHLB, supporting total borrowing capacity of $632.8 million. The Company utilizes FHLB advances to support liquidity management and overall balance-sheet positioning, including funding certain fixed-rate loans. As of March 31, 2026, the Company had $50.0 million in outstanding FHLB advances and $582.8 million of available borrowing capacity.

Other Borrowed Funds. The Company has also issued junior subordinated debentures. At March 31, 2026, these other borrowings amounted to $2.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of March 31, 2026, the rate for the Floating Rate Debentures was 5.81%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond provides access to liquidity under the Federal Reserve’s discount window through borrower-in-custody (“BIC”) and national book-entry (”NBE”) arrangements, which allow us to borrow on a collateralized basis using different types of collateral. The Company’s borrowing capacity under the Federal Reserve’s discount window was $122.5 million as of March 31, 2026.
Other Borrowings. The Company also has available lines of credit of $96.0 million with other correspondent banks at March 31, 2026, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at March 31, 2026.
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

As of March 31, 2026, we had $582.8 million of available borrowing capacity from the FHLB and $122.5 million of available borrowing capacity from the Federal Reserve Bank of Richmond through its discount window arrangement, secured by pledged commercial loans and securities. The Company also maintained $96.0 million of available unsecured lines of credit with other correspondent banks. Unpledged investment securities available as collateral for potential additional borrowings totaled $8.2 million at March 31, 2026. Cash and cash equivalents were $399.3 million at March 31, 2026.
Capital Resources
Stockholders’ equity increased $7.1 million for the period ended March 31, 2026 compared to December 31, 2025 largely due to net income of $12.0 million for the three months ended March 31, 2026. Shares repurchased and retired for the three months ended March 31, 2026, as part of the Company’s stock repurchase program, totaled 122,757 shares at an average price of $28.89, for a total cost of $3.5 million including commissions. There is $12.4 million remaining to be repurchased under the stock repurchase plan authorized and approved in March 2026. The stock repurchase program will expire on December 31, 2026, but may be limited or terminated at any time without prior notice.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $6.4 million at March 31, 2026 and $5.8 million at December 31, 2025. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 2 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available-for-sale for credit losses at March 31, 2026.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 10.74% at March 31, 2026 and 11.14% at December 31, 2025.
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
The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "Risks Related to Our Operations and the Regulation of Our Industry” in Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2025.
As of March 31, 2026, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$379,490	10.48%	$144,848	4.00%	$181,060	5.00%
Tier 1 capital (to risk-weighted assets)	379,490	12.99	175,326	6.00	233,768	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	377,428	12.92	131,495	4.50	189,937	6.50
Total capital ratio (to risk-weighted assets)	416,260	14.25	233,768	8.00	292,210	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$322,061	9.00%	$143,072	4.00%	$178,840	5.00%
Tier 1 capital (to risk-weighted assets)	322,061	11.26	171,665	6.00	228,886	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	322,061	11.26	128,749	4.50	185,970	6.50
Total capital ratio (to risk-weighted assets)	358,071	12.52	228,886	8.00	286,108	10.00

December 31, 2025
The Company
Tier 1 leverage ratio (to average assets)	$371,638	10.71%	$138,757	4.00%	$173,446	5.00%
Tier 1 capital (to risk-weighted assets)	371,638	13.05	170,835	6.00	227,780	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	369,576	12.98	128,126	4.50	185,071	6.50
Total capital ratio (to risk-weighted assets)	407,481	14.31	227,780	8.00	284,725	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$316,082	9.24%	$136,858	4.00%	$171,073	5.00%
Tier 1 capital (to risk-weighted assets)	316,082	11.34	167,207	6.00	222,942	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	316,082	11.34	125,405	4.50	181,141	6.50
Total capital ratio (to risk-weighted assets)	351,170	12.60	222,942	8.00	278,678	10.00
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Our liquidity monitoring and management consider both present and future demands for and sources of liquidity. The Company experienced no material changes in contractual obligations related to long-term borrowings, operating leases, and other commitments from December 31, 2025. Management believes that cash flows from operations and available liquidity sources will be sufficient to meet these obligations as they come due.

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

	As of March 31, 2026	As of December 31, 2025
(in thousands)
Unfunded lines of credit	$474,960	$455,666
Letters of credit	1,633	1,633
Commitment to fund other investments	2,714	2,714
Total credit extension commitments	$479,307	$460,013
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

Core Earnings Metrics	Three Months Ended
(in thousands, except per share data)	March 31, 2026	March 31, 2025

Net Income	$12,018	$13,932
Add: Merger-Related Expenses, Net of Tax	—	964
Core Net Income	$12,018	$14,896

Weighted Average Common Shares - Diluted	16,441	16,925
Earnings per Share - Diluted	$0.73	$0.82
Core Earnings per Share - Diluted	$0.73	$0.88

Average Assets	$3,651,812	$3,221,964
Return on Average Assets(1)	1.33%	1.75%
Core Return on Average Assets(1)	1.33%	1.87%

Average Equity	$405,302	$363,115
Return on Average Equity(1)	12.03%	15.56%
Core Return on Average Equity(1)	12.03%	16.64%

Net Interest Income	$49,398	$46,047
Noninterest Income	13,373	12,549
Total Revenue	$62,771	$58,596
Noninterest Expense	$43,681	$38,053
Efficiency Ratio(2)	69.59%	64.94%

Net Interest Income (a)	$49,398	$46,047
Noninterest Income	13,373	12,549
Core Fee Revenue (b)	$13,373	$12,549
Core Revenue (a) + (b)	$62,771	$58,596

Noninterest Expense	$43,681	$38,053
Less: Merger-Related Expenses	—	1,266
Core Noninterest Expense	$43,681	$36,787
Core Efficiency Ratio (2)	69.59%	62.78%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Core Net Interest Margin	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025

Net Interest Income	$49,398	$46,047
Less: Credit Card Loan Income	14,882	14,147
Core Net Interest Income	34,516	31,900
Average Interest Earning Assets	3,509,115	3,087,943
Less: Average Credit Card Loans	133,712	118,723
Average Core Interest Earning Assets	$3,375,403	$2,969,220
Core Net Interest Margin	4.15%	4.36%

Core Loan Yield	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025

Portfolio Loans Receivable Interest Income	$64,009	$58,453
Less: Credit Card Loan Income	14,882	14,148
Core Portfolio Loans Receivable Interest Income	$49,127	$44,305
Average Portfolio Loans Receivable	3,008,187	2,634,110
Less: Average Credit Card Loans	133,712	118,723
Total Core Average Portfolio Loans Receivable	$2,874,475	$2,515,387
Core Portfolio Loans Receivable Yield	6.93%	7.14%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025

Net Income	$12,018	$13,932
Add: Income Tax Expense	3,853	4,365
Add: Provision for Credit Losses	3,014	2,246
Add: Provision for Credit Losses on Unfunded Commitments	205	—
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$19,090	$20,543

Core PPNR	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025

Net Income	$12,018	$13,932
Add: Income Tax Expense	3,853	4,365
Add: Provision for Credit Losses	3,014	2,246
Add: Provision for Credit Losses on Unfunded Commitments	205	—
Add: Merger-Related Expenses	—	1,266
Core PPNR	$19,090	$21,809

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	March 31, 2026	December 31, 2025

Allowance for Credit Losses	$54,680	$54,660
Total Portfolio Loans	3,026,431	2,959,457
Allowance for Credit Losses to Total Portfolio Loans	1.81%	1.85%

Commercial Bank Allowance for Credit Losses to Commercial Bank Portfolio Loans
(in thousands)	March 31, 2026	December 31, 2025

Allowance for Credit Losses	$54,680	$54,660
Less: Credit Card Allowance for Credit Losses	7,802	8,232
Commercial Bank Allowance for Credit Losses	$46,878	$46,428
Total Portfolio Loans	3,026,431	2,959,457
Less: Gross Credit Card Loans	131,887	137,905
Commercial Bank Portfolio Loans	$2,894,544	$2,821,552
Commercial Bank Allowance for Credit Losses to Total Portfolio Loans	1.62%	1.65%

Nonperforming Assets to Total Assets
(in thousands)	March 31, 2026	December 31, 2025

Total Nonperforming Assets	$59,273	$58,276
Total Assets	3,808,467	3,606,207
Nonperforming Assets to Total Assets	1.56%	1.62%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	March 31, 2026	December 31, 2025

Total Nonperforming Loans	$55,417	$54,421
Total Portfolio Loans	3,026,431	2,959,457
Nonperforming Loans to Total Portfolio Loans	1.83%	1.84%

Net Charge-Offs to Average Portfolio Loans	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025

Total Net Charge-Offs	$2,994	$2,444
Total Average Portfolio Loans	3,008,187	2,634,110
Net Charge-Offs to Average Portfolio Loans, Annualized	0.40%	0.38%

Tangible Book Value per Share
(in thousands, except share and per share data)	March 31, 2026	December 31, 2025

Total Stockholders' Equity	$408,859	$401,757
Less: Intangible Assets	40,480	40,740
Tangible Common Equity	$368,379	$361,017
Period End Shares Outstanding	16,286,480	16,373,288
Tangible Book Value per Share	$22.62	$22.05

Return on Average Tangible Common Equity	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025

Net Income	$12,018	$13,932
Add: Intangible Amortization, Net of Tax	197	199
Net Tangible Income	$12,215	$14,131
Average Equity	405,302	363,115
Less: Average Intangible Assets	40,628	36,896
Net Average Tangible Common Equity	$364,674	$326,219
Return on Average Equity	12.03%	15.56%
Return on Average Tangible Common Equity	13.58%	17.57%

Core Return on Average Tangible Common Equity	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025

Core Net Income	$12,018	$14,896
Add: Intangible Amortization, Net of Tax	197	199
Core Net Tangible Income	$12,215	$15,095
Core Return on Average Tangible Common Equity	13.58%	18.77%

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

INTEREST SENSITIVITY GAP

March 31, 2026	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$1,104,328	$273,325	$520,726	$1,898,379	$1,141,791	$3,040,170
Securities	2,016	60,294	26,397	88,707	150,509	239,216
Interest-bearing deposits at other financial institutions	379,069	—	—	379,069	—	379,069
Federal funds sold	60	—	—	60	—	60
Total earning assets	$1,485,473	$333,619	$547,123	$2,366,215	$1,292,300	$3,658,515

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$25,090	$50,180	$225,808	$301,078	$1,338,150	$1,639,228
Time deposits	93,420	205,898	410,426	709,744	71,398	781,142
Total interest-bearing deposits	118,510	256,078	636,234	1,010,822	1,409,548	2,420,370
FHLB Advances	—	50,000	—	50,000	—	50,000
Other borrowed funds	—	2,062	—	2,062	—	2,062
Total interest-bearing liabilities	$118,510	$308,140	$636,234	$1,062,884	$1,409,548	$2,472,432

Period gap	$1,366,963	$25,479	$(89,111)	$1,303,331	$(117,248)	$1,186,083
Cumulative gap	1,366,963	1,392,442	1,303,331	1,303,331	1,186,083
Ratio of cumulative gap to total earning assets	37.36%	38.06%	35.62%	35.62%	32.42%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2026:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2026	(14.5)%	(10.6)%	(7.4)%	(4.0)%	0.0%	4.5%	9.0%	13.3%	17.7%
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
The following table illustrates the results of our EVE analysis as of March 31, 2026.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2026	(25.0)%	(15.9)%	(8.0)%	(3.0)%	0.0%	2.1%	3.3%	4.8%	5.8%

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

As previously disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified a material weakness in the Company’s internal control over financial reporting. As a result of this material weakness, the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Notwithstanding the material weakness, based on additional analyses and other procedures performed, management believes the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows, as of the periods presented, in accordance with GAAP.
Management has implemented, and continues to implement, measures designed to remediate the material weakness described in the Company’s Form 10-K. Although the control enhancements comprising the Company’s remediation plan have been implemented, the controls have not yet operated for a sufficient period of time to allow management to conclude that the material weakness has been fully remediated.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the continued execution of the remediation plan previously disclosed in Item 9A of the Company’s Form 10-K for the year ended December 31, 2025. Management will continue to evaluate the design and operating effectiveness of the remediation measures as they operate over future periods.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any legal proceedings which the Company believes will have a material adverse impact on the results of operations or financial condition of the Company.
Item 1A. RISK FACTORS.
There are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 and those referenced in other reports on file with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended March 31, 2026.
On February 21, 2025, the Company announced a new stock repurchase program under which the Company was authorized to repurchase up to $15 million of its Common Stock, par value $0.01 per share (“Common Stock”), or an aggregate of 483,559 shares of Common Stock. The stock repurchase program expired on February 28, 2026.
On March 16, 2026, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $15 million of its Common Stock, or an aggregate of 550,000 shares of common stock. The new stock repurchase program will expire on December 31, 2026, but may be limited or terminated at any time without prior notice.
During the three months ended March 31, 2026, the Company repurchased Common Stock under the stock repurchase programs as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	34,699	$28.39	454,342	$2,355,153
February 1, 2026 to February 28, 2026	—	—	454,342	2,355,153
March 1, 2026 to March 31, 2026	88,058	29.09	88,058	12,438,329

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), or adopted or terminated any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
10.1
Employment Agreement, dated December 24, 2025, by and between Capital Bancorp, Inc., Capital Bank, N.A., and Edward F. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2025)

10.2
Employment Agreement, dated February 6, 2026, between Capital Bank, N.A., Capital Bancorp, Inc. and Steven Poynot (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2026)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended March 31, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: May 8, 2026	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By: /s/ Jacob Dalaya
Name: Jacob Dalaya
Title: Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

