Form 10-Q
period 2026-06-30
Capital Bancorp Inc
filed 2026-08-07
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026         OR
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

As of August 5, 2026, the Company had 16,290,456 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
Table of Contents

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$24,771	$30,894
Interest-bearing deposits at other financial institutions	393,428	224,611
Federal funds sold	60	60
Total cash and cash equivalents	418,259	255,565
Investment securities available-for-sale	219,947	230,083
Restricted investments	8,707	8,397
Loans held for sale	22,370	25,828
Portfolio loans receivable, net of deferred fees and costs	3,085,950	2,959,457
Less allowance for credit losses	(54,431)	(54,660)
Total portfolio loans held for investment, net	3,031,519	2,904,797
Premises and equipment, net	17,669	15,072
Accrued interest receivable	19,429	16,695
Goodwill	25,969	25,969
Intangible assets	14,250	14,771
Loan servicing assets	1,847	1,816
Deferred tax asset	16,504	14,992
Bank owned life insurance	46,260	45,488
Other assets	47,208	46,734
Total assets	$3,889,938	$3,606,207

Liabilities
Deposits
Noninterest-bearing	$897,363	$852,741
Interest-bearing	2,473,740	2,240,459
Total deposits	3,371,103	3,093,200
Federal Home Loan Bank advances	50,000	50,000
Other borrowed funds	2,062	2,062
Accrued interest payable	6,606	8,745
Other liabilities	37,962	50,443
Total liabilities	3,467,733	3,204,450

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 16,289,288 issued and outstanding at June 30, 2026; 16,373,288 issued and outstanding at December 31, 2025	163	164
Additional paid-in capital	113,217	114,604
Retained earnings	315,103	292,749
Accumulated other comprehensive loss	(6,278)	(5,760)
Total stockholders' equity	422,205	401,757
Total liabilities and stockholders' equity	$3,889,938	$3,606,207

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income
Loans, including fees	$65,362	$60,810	$129,548	$119,501
Investment securities available-for-sale	1,814	1,582	3,273	3,443
Federal funds sold and other	2,783	2,194	5,108	4,402
Total interest income	69,959	64,586	137,929	127,346

Interest expense
Deposits	18,522	16,722	36,592	33,234
Borrowed funds	508	218	1,010	419
Total interest expense	19,030	16,940	37,602	33,653

Net interest income	50,929	47,646	100,327	93,693
Provision for credit losses	3,585	4,081	6,599	6,327
Provision for credit losses on unfunded commitments	65	—	270	—
Net interest income after provision for credit losses	47,279	43,565	93,458	87,366

Noninterest income
Service charges on deposits	409	262	812	520
Credit card fees	4,395	4,298	9,087	8,020
Mortgage banking revenue	1,960	1,754	3,516	3,585
Government lending revenue	1,207	3,112	2,130	4,208
Government loan servicing revenue	5,303	3,644	9,648	7,212
Loan servicing rights (government guaranteed)	292	(590)	789	(118)
Other income	795	626	1,752	2,228
Total noninterest income	14,361	13,106	27,734	25,655

Noninterest expenses
Salaries and employee benefits	20,067	18,460	40,384	36,527
Occupancy and equipment	3,942	2,995	7,504	5,905
Professional fees	4,125	2,422	9,090	4,534
Data processing	7,551	7,520	15,318	14,632
Advertising	1,816	1,371	3,282	3,150
Loan processing	1,475	979	2,858	1,722
Merger-related expenses	—	1,398	—	2,664
Operational and other card fraud related losses	690	933	1,380	1,836
Regulatory assessment expenses	925	884	1,866	1,773
Other operating	2,595	2,610	5,185	4,882
Total noninterest expenses	43,186	39,572	86,867	77,625
Income before income taxes	18,454	17,099	34,325	35,396
Income tax expense	4,204	3,963	8,057	8,328
Net income	$14,250	$13,136	$26,268	$27,068

Basic earnings per share	$0.87	$0.79	$1.61	$1.63
Diluted earnings per share	$0.87	$0.78	$1.60	$1.60

Weighted average common shares outstanding:
Basic	16,287,884	16,583,894	16,316,362	16,624,485
Diluted	16,372,900	16,801,902	16,403,818	16,872,368

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$14,250	$13,136	$26,268	$27,068

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	134	1,439	(680)	4,430
Income tax benefit (expense) relating to the items above	(32)	(344)	162	(1,073)
Other comprehensive income (loss)	102	1,095	(518)	3,357
Comprehensive income	$14,352	$14,231	$25,750	$30,425

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2024	16,662,626	$167	$123,566	$242,875	$(11,469)	$355,139
Net income	—	—	—	13,932	—	13,932
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	2,262	2,262
Stock options exercised, net of shares withheld for purchase price	10,396	—	43	—	—	43
Shares issued as compensation	6,331	—	78	—	—	78
Stock-based compensation	—	—	407	—	—	407
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,666)	—	(1,666)
Shares repurchased and retired	(22,185)	—	(618)	—	—	(618)
Balance, March 31, 2025	16,657,168	$167	$123,476	$255,141	$(9,207)	$369,577
Net income	—	—	—	13,136	—	13,136
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	1,095	1,095
Stock options exercised, net of shares withheld for purchase price	17,958	—	(37)	—	—	(37)
Shares issued as compensation	34	—	1	—	—	1
Stock-based compensation	—	—	478	—	—	478
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,658)	—	(1,658)
Shares repurchased and retired	(93,170)	(1)	(2,556)	—	—	(2,557)
Balance, June 30, 2025	16,581,990	$166	$121,362	$266,619	$(8,112)	$380,035

Balance, December 31, 2025	16,373,288	$164	$114,604	$292,749	$(5,760)	$401,757
Net income	—	—	—	12,018	—	12,018
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(620)	(620)
Stock options exercised, net of shares withheld for purchase price	13,214	—	87	—	—	87
Shares issued as compensation	22,735	—	621	—	—	621
Stock-based compensation	—	—	512	—	—	512
Cash dividends to stockholders ($0.12 per share)	—	—	—	(1,959)	—	(1,959)
Shares repurchased and retired	(122,757)	(1)	(3,556)	—	—	(3,557)
Balance, March 31, 2026	16,286,480	$163	$112,268	$302,808	$(6,380)	$408,859
Net income	—	—	—	14,250	—	14,250
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	102	102
Stock options exercised, net of shares withheld for purchase price	4,021	—	—	—	—	—
Stock-based compensation	—	—	985	—	—	985
Cash dividends to stockholders ($0.12 per share)	—	—	—	(1,955)	—	(1,955)
Shares repurchased and retired	(1,213)	—	(36)	—	—	(36)
Balance, June 30, 2026	16,289,288	$163	$113,217	$315,103	$(6,278)	$422,205

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$26,268	$27,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,599	6,327
Provision for credit losses on unfunded commitments	270	—
Provision for mortgage put-back reserve, net	42	34
Net amortization (accretion) on investment securities available-for-sale	(176)	52
Premises and equipment depreciation	1,489	524
Lease asset amortization	866	843
Amortization of intangible assets	521	522
Increase in cash surrender value of BOLI	(772)	(765)
Net decrease (increase) in loan servicing assets	(31)	3,290
Executive long-term incentive plan expense	345	476
Stock-based compensation expense	1,497	407
Director and employee compensation paid in Company stock	548	596
Deferred income tax expense (benefit)	(1,349)	(108)
Fair value changes in derivative assets and liabilities	(559)	(755)
Decrease (increase) in valuation of loans held for sale carried at fair value	30	(75)
Proceeds from sales of loans held for sale	191,761	199,898
Originations of loans held for sale	(186,203)	(194,485)
Government lending revenue	(2,130)	(4,208)
Changes in assets and liabilities:
Accrued interest receivable	(2,734)	1,515
Taxes payable	822	(13,550)
Other assets	63	(306)
Accrued interest payable	(2,139)	(1,235)
Other liabilities	(18,284)	(7,697)
Net cash provided by operating activities	16,744	18,368

Cash flows from investing activities
Purchases of securities available-for-sale	(50,945)	(31,840)
Proceeds from calls and maturities of securities available-for-sale	60,617	30,925
Net purchases of restricted investments	(310)	(2,564)
Net increase in portfolio loans receivable	(133,321)	(117,177)
Net purchases of premises and equipment	(1,195)	(705)
Net cash used in investing activities	(125,154)	(121,361)

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	44,622	26,051
Interest-bearing deposits	233,281	152,748
Dividends paid	(3,914)	(3,324)
Repurchase of common stock	(3,593)	(3,487)
Net proceeds from exercise of stock	708	279
Net cash provided by financing activities	271,104	172,267

Net increase in cash and cash equivalents	162,694	69,274

Cash and cash equivalents, beginning of year	255,565	205,332

Cash and cash equivalents, end of period	$418,259	$274,606

Noncash investing and financing activities:
Recognition of right-of-use lease asset and lease liability	$3,757	$—
Change in unrealized gains (losses) on investments	$(680)	$4,430
Goodwill measurement period adjustment	$—	$1,352

Cash paid during the period for:
Taxes	$7,829	$16,815
Interest	$39,741	$34,888

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
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to general practices within the banking industry. The consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank, Windsor Advantage™, and Church Street Capital, LLC (“CSC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The primary reference point for the estimates is on historical experience and assumptions believed to be reasonable regarding the value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies during the three and six months ended June 30, 2026.
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
Reclassifications:
Certain reclassifications have been made to amounts reported in prior periods to conform to the current period presentation. The reclassifications had no material effect on net income, total assets, total liabilities, total stockholders' equity, or cash flows from operating activities.
Certain prior period amounts in the consolidated statements of changes in stockholders’ equity have been reclassified to conform to the current period presentation. These reclassifications were made within total stockholders’ equity and had no impact on previously reported net income, earnings per share, or total stockholders’ equity.
Subsequent events:
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. For further information on a subsequent event related to the Company’s quarterly dividend, refer to Note 12.
Note 2 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses (“ACL”) of securities available-for-sale at June 30, 2026 and December 31, 2025, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Investment Securities (continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
U.S. Treasuries	$137,868	$21	$(5,311)	$—	$132,578
Municipal	15,611	26	(1,822)	—	13,815
Corporate	1,500	—	(44)	—	1,456
Asset-backed securities	4,681	65	—	—	4,746
Mortgage-backed securities	68,538	139	(1,325)	—	67,352
Total	$228,198	$251	$(8,502)	$—	$219,947

December 31, 2025
U.S. Treasuries	$142,381	$157	$(5,302)	$—	$137,236
Municipal	15,615	66	(1,784)	—	13,897
Corporate	3,500	—	(96)	—	3,404
Asset-backed securities	5,013	13	—	—	5,026
Mortgage-backed securities	71,145	581	(1,206)	—	70,520
Total	$237,654	$817	$(8,388)	$—	$230,083
There were no securities sold during the six months ended June 30, 2026 or the six months ended June 30, 2025. There was no ACL required on available-for-sale debt securities in an unrealized loss position at June 30, 2026 and December 31, 2025.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,872	$5,894	$54,110	$53,767
One to five years	134,416	129,063	70,534	67,955
Five to ten years	12,185	10,933	34,346	30,847
Beyond ten years	2,506	1,959	2,506	1,968
Asset-backed securities(1)	4,681	4,746	5,013	5,026
Mortgage-backed securities(1)	68,538	67,352	71,145	70,520
Total	$228,198	$219,947	$237,654	$230,083
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.
There were no securities pledged to secure public deposits at June 30, 2026, compared to a carrying amount of $1.0 million at December 31, 2025. As of June 30, 2026, approximately $110.9 million of investment securities were pledged as collateral to the FHLB to secure FHLB advances and $102.8 million of investment securities were pledged as collateral to the FRB to support discount window borrowing capacity. As of December 31, 2025, approximately $124.3 million of investment securities were pledged as collateral to the FHLB to secure FHLB advances and $95.5 million of investment securities were pledged as collateral to the FRB to support discount window borrowing capacity.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Investment Securities (continued)
At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an ACL has not been recorded at June 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasuries	$50,154	$(144)	$67,477	$(5,167)	$117,631	$(5,311)
Municipal	—	—	8,955	(1,822)	8,955	(1,822)
Corporate	—	—	1,456	(44)	1,456	(44)
Mortgage-backed securities	17,556	(54)	17,492	(1,271)	35,048	(1,325)
Total	$67,710	$(198)	$95,380	$(8,304)	$163,090	$(8,502)

December 31, 2025
U.S. Treasuries	$9,853	$(32)	$95,531	$(5,270)	$105,384	$(5,302)
Municipal	—	—	8,998	(1,784)	8,998	(1,784)
Corporate	—	—	3,404	(96)	3,404	(96)
Mortgage-backed securities	214	(29)	18,466	(1,177)	18,680	(1,206)
Total	$10,067	$(61)	$126,399	$(8,327)	$136,466	$(8,388)
At June 30, 2026, there were five treasury securities and seven mortgage-backed securities that had been in an unrealized loss position for less than twelve months. At December 31, 2025, there was one treasury security and three mortgage-backed securities that had been in an unrealized loss position for less than twelve months. At June 30, 2026, there were seven treasury securities, ten municipal securities, two corporate securities, and nine mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2025, there were ten treasury securities, ten municipal securities, three corporate securities, and eight mortgage-backed securities that had been in an unrealized loss position for greater than twelve months.
As of June 30, 2026, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at June 30, 2026 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of June 30, 2026 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at June 30, 2026, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities — There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are two securities, all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $1 million.
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at June 30, 2026, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 76% of the portfolio; AA+ - 24%.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Investment Securities (continued)
Asset-backed Securities — There are three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of June 30, 2026.
Note 3 - Loan Servicing
Activity for loan servicing rights is as follows for the periods presented:

Loan servicing rights:
(in thousands)	June 30, 2026	December 31, 2025
Balance at beginning of period	$1,816	$5,511
Additions	342	182
Measurement period adjustments	—	(2,107)
Other changes in fair value	(311)	(1,770)
Balance at end of period	$1,847	$1,816
The loan servicing rights balance consisted of a principal balance of $752 million and $739 million as of June 30, 2026 and December 31, 2025, respectively. The fair value at June 30, 2026 was determined using a discount rate of 12.8%, a weighted average prepayment speed of 17.3% and a weighted average default rate of 0.7%. The fair value at December 31, 2025 was determined using a discount rate of 12.8%, a weighted average prepayment speed of 16.6% and a weighted average default rate of 0.7%.
Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	June 30, 2026		December 31, 2025
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$797,745	26%	$765,808	26%
Commercial	1,040,864	34	997,081	34
Construction	370,710	12	359,566	12
Commercial and Industrial	731,575	23	698,289	23
Credit card, net of reserve(1)	145,266	5	142,397	5
Other consumer	3,772	—	1,930	—
Portfolio loans receivable, gross	3,089,932	100%	2,965,071	100%
Deferred origination fees, net	(3,982)		(5,614)
Allowance for credit losses	(54,431)		(54,660)
Portfolio loans receivable, net	$3,031,519		$2,904,797
_______________
(1)    Credit card loans are presented net of reserve for interest and fees.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following tables set forth the changes in the ACL by loan segment class for the three and six months ended June 30, 2026 and June 30, 2025.

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2026
Real estate:
Residential	$7,628	$105	$(6)	$—	$7,727
Commercial	14,306	81	—	—	14,387
Construction	4,307	979	(356)	—	4,930
Commercial and Industrial	20,635	(1,605)	(606)	50	18,474
Credit card	7,797	4,023	(2,919)	3	8,904
Other consumer	7	2	—	—	9
Total	$54,680	$3,585	$(3,887)	$53	$54,431

Six Months Ended June 30, 2026
Real estate:
Residential	$7,444	$289	$(6)	$—	$7,727
Commercial	14,917	(530)	—	—	14,387
Construction	4,250	1,063	(383)	—	4,930
Commercial and Industrial	19,818	(921)	(1,168)	745	18,474
Credit card	8,226	6,694	(6,022)	6	8,904
Other consumer	5	4	—	—	9
Total	$54,660	$6,599	$(7,579)	$751	$54,431

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended June 30, 2025
Real estate:
Residential	$6,331	$441	$—	$—	$6,772
Commercial	17,270	(1,313)	(1,695)	—	14,262
Construction	3,261	413	(264)	—	3,410
Commercial and Industrial	15,688	1,626	(1,114)	49	16,249
Credit card	5,898	2,915	(2,071)	7	6,749
Other consumer	6	(1)	—	—	5
Total	$48,454	$4,081	$(5,144)	$56	$47,447

Six Months Ended June 30, 2025
Real estate:
Residential	$6,945	$(173)	$(1)	$1	$6,772
Commercial	16,041	(84)	(1,695)	—	14,262
Construction	2,973	701	(264)	—	3,410
Commercial and Industrial	16,377	1,084	(1,261)	49	16,249
Credit card	6,301	4,809	(4,368)	7	6,749
Other consumer	15	(10)	—	—	5
Total	$48,652	$6,327	$(7,589)	$57	$47,447

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of June 30, 2026 and December 31, 2025 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
June 30, 2026
Real estate:
Residential	$3,362	$1,974	$7,044	$12,380	$785,365	$797,745	$1	$7,043
Commercial	7,962	4,332	10,853	23,147	1,017,717	1,040,864	—	11,030
Construction	1,795	522	17,615	19,932	350,778	370,710	3,571	14,044
Commercial and Industrial	23,957	3,060	20,823	47,840	683,735	731,575	1,083	24,870
Credit card	8,265	6,353	2,437	17,055	128,211	145,266	2,437	—
Other consumer	—	—	—	—	3,772	3,772	—	—
Total	$45,341	$16,241	$58,772	$120,354	$2,969,578	$3,089,932	$7,092	$56,987

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2025
Real estate:
Residential	$3,886	$573	$8,480	$12,939	$752,869	$765,808	$740	$7,741
Commercial	8,148	1,166	15,660	24,974	972,107	997,081	862	15,624
Construction	2,591	—	4,717	7,308	352,258	359,566	—	4,717
Commercial and Industrial	3,501	5,134	22,496	31,131	667,158	698,289	279	26,339
Credit card	7,555	6,887	2,691	17,133	125,264	142,397	2,691	—
Other consumer	—	—	—	—	1,930	1,930	—	—
Total	$25,681	$13,760	$54,044	$93,485	$2,871,586	$2,965,071	$4,572	$54,421
There were $11.6 million and $6.1 million of loans secured by one-to-four family residential properties in the process of foreclosure as of June 30, 2026 and December 31, 2025, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
(in thousands)

Real estate:
Residential	$4,901	$2,142	$7,043
Commercial	7,953	3,077	11,030
Construction	10,046	3,998	14,044
Commercial and Industrial	3,117	21,753	24,870
Total	$26,017	$30,970	$56,987

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans

Real estate:
Residential	$7,435	$306	$7,741
Commercial	10,159	5,465	15,624
Construction	4,717	—	4,717
Commercial and Industrial	6,907	19,432	26,339
Total	$29,218	$25,203	$54,421
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	June 30, 2026	December 31, 2025
Real estate:
Residential	$6,963	$6,449
Commercial	10,871	15,653
Construction	16,575	5,079
Commercial and Industrial	16,987	18,605
Total	$51,396	$45,786
Of the collateral dependent loans as of June 30, 2026, a specific reserve of $0.2 million, $0.5 million, $0.8 million and $4.3 million was assessed for residential real estate, commercial real estate, construction and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2025, a specific reserve of $40 thousand, $1.3 million and $4.2 million was assessed for residential real estate, commercial real estate and commercial and industrial loans. There was no specific reserve for construction loans.
The Company made three loan modifications on loans to borrowers experiencing financial difficulty during the three months ended June 30, 2026 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial	$3,206	0.308%
For two loans, contractual interest rates were reduced from 9.500% and 9.000% to 6.000% and 6.000% for a modification period of 18 months. The modifications also include a cash flow recapture mechanism intended to recover interest income forgone during the modification period.

Commercial and Industrial	4,477	0.612%
For one loan, reduced contractual interest rate based from 8.250% to 6.000% for a modification period of 18 months. The modification also includes a cash flow recapture mechanism intended to recover interest income forgone during the modification period.

Total	$7,683

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company made twelve loan modifications on loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial	$5,019	0.482%
For two loans, contractual interest rates were reduced from 9.500% and 9.000% to 6.000% and 6.000% for a modification period of 18 months. The modifications also include a cash flow recapture mechanism intended to recover interest income forgone during the modification period.
For two loans, restructured payment terms for 8 months, after which payments resume on a fully amortizing principal and interest basis for the remaining term.

Commercial and Industrial	6,181	0.845%
For one loan, the contractual interest rate was reduced from 8.250% to 6.000% for a modification period of 18 months. The modification also includes a cash flow recapture mechanism intended to recover interest income forgone during the modification period.
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
For one loan, a payment deferral of 4 months and reduced contractual floating interest rate based on Prime to 7.000% fixed rate for 6 months.
For one loan, a payment deferral of 6 months.
For one loan, a payment deferral of 7 months.

Total	$11,200
The Company made one loan modification on loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025.

(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial and Industrial	$44	0.007%	Extended maturity date of one loan which reduced monthly payment amount for the borrower.
Total	$44
The following table presents the payment status of loans that have been modified in the last twelve months:

	June 30, 2026
		Past Due	Past Due
(in thousands)	Current	30-89 Days	90 Days or More	Nonaccrual	Total
Real estate:
Commercial	$3,206	$—	$—	$3,485	$6,691
Commercial and Industrial	344	197	—	5,217	5,758
	$3,550	$197	$—	$8,702	$12,449

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

June 30, 2026	Term Loans by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Residential – Real estate
Pass	$119,001	$176,937	$103,022	$92,594	$95,061	$197,058	$—	$783,673
Special Mention	—	—	—	2,593	1,864	1,245	—	5,702
Substandard	—	—	—	—	2,226	6,144	—	8,370
Doubtful	—	—	—	—	—	—	—	—
Total	119,001	176,937	103,022	95,187	99,151	204,447	—	797,745
Commercial – Real estate
Pass	73,734	202,870	210,035	46,505	120,147	323,733	—	977,024
Special Mention	—	—	—	2,300	34,287	6,369	—	42,956
Substandard	—	—	86	5,885	10,474	4,439	—	20,884
Doubtful	—	—	—	—	—	—	—	—
Total	73,734	202,870	210,121	54,690	164,908	334,541	—	1,040,864
Construction – Real estate
Pass	43,326	120,406	67,069	59,722	37,834	18,230	—	346,587
Special Mention	—	375	—	4,196	—	5,508	—	10,079
Substandard	—	—	5,946	3,967	—	4,131	—	14,044
Doubtful	—	—	—	—	—	—	—	—
Total	43,326	120,781	73,015	67,885	37,834	27,869	—	370,710
Commercial and Industrial
Pass	115,757	170,535	140,231	67,660	83,242	124,084	—	701,509
Special Mention	—	—	—	2,097	—	632	—	2,729
Substandard	—	1,570	725	14,089	768	10,150	—	27,302
Doubtful	—	—	10	11	14	—	—	35
Total	115,757	172,105	140,966	83,857	84,024	134,866	—	731,575
Other consumer
Pass	2,328	336	949	—	32	127	—	3,772
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	2,328	336	949	—	32	127	—	3,772
Credit card
Ungraded	—	—	—	—	—	—	145,266	145,266
Portfolio loans receivable, gross	$354,146	$673,029	$528,073	$301,619	$385,949	$701,850	$145,266	$3,089,932

June 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$6	$—	$6
Commercial real estate	—	—	—	—	—	—	—	—
Construction	—	—	—	—	27	356	—	383
Commercial and Industrial	—	—	186	295	649	38	—	1,168
Credit card	—	—	—	—	—	—	6,022	6,022
Total	$—	$—	$186	$295	$676	$400	$6,022	$7,579

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2025	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential – Real estate
Pass	$217,066	$110,098	$99,956	$101,423	$68,092	$153,724	$—	$750,359
Special Mention	—	—	1,992	1,882	1,236	3,567	—	8,677
Substandard	—	287	—	132	792	5,561	—	6,772
Doubtful	—	—	—	—	—	—	—	—
Total	217,066	110,385	101,948	103,437	70,120	162,852	—	765,808
Commercial – Real estate
Pass	197,639	206,587	56,303	126,746	125,612	218,736	—	931,623
Special Mention	—	—	2,300	39,276	4,933	2,820	—	49,329
Substandard	—	86	5,957	5,860	1,744	2,482	—	16,129
Doubtful	—	—	—	—	—	—	—	—
Total	197,639	206,673	64,560	171,882	132,289	224,038	—	997,081
Construction – Real estate
Pass	110,320	94,973	77,852	41,729	7,198	18,856	—	350,928
Special Mention	—	—	1,000	—	724	—	—	1,724
Substandard	—	—	255	2,197	1,536	2,926	—	6,914
Doubtful	—	—	—	—	—	—	—	—
Total	110,320	94,973	79,107	43,926	9,458	21,782	—	359,566
Commercial and Industrial
Pass	210,890	146,107	94,365	91,066	30,540	95,813	—	668,781
Special Mention	—	—	—	320	—	221	—	541
Substandard	—	892	14,941	2,414	5,401	5,319	—	28,967
Doubtful	—	—	—	—	—	—	—	—
Total	210,890	146,999	109,306	93,800	35,941	101,353	—	698,289
Other consumer
Pass	760	963	—	46	40	121	—	1,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	760	963	—	46	40	121	—	1,930
Credit card
Ungraded	—	—	—	—	—	—	142,397	142,397
Portfolio loans receivable, gross	$736,675	$559,993	$354,921	$413,091	$247,848	$510,146	$142,397	$2,965,071

December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	197	—	1,695	—	1,892
Construction	—	—	—	—	—	264	—	264
Commercial and Industrial	—	101	2,339	347	8	625	—	3,420
Credit card	—	—	—	—	—	—	9,036	9,036
Total	$—	$101	$2,339	$544	$8	$2,584	$9,036	$14,612

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Unused lines of credit
Real Estate:
Residential	$18,425	$22,858
Residential - Home Equity	40,645	41,864
Commercial	34,994	69,887
Construction	109,107	91,203
Commercial and Industrial	130,268	90,990
Credit card(1)	153,487	138,632
Other consumer	235	232
Total	$487,161	$455,666

Letters of credit	$1,633	$1,633
_______________
(1)Outstanding loan commitments in the credit card portfolio include $59.0 million and $95.9 million in secured and partially secured balances as of June 30, 2026 and December 31, 2025, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at beginning of period	$1,584	$1,191	$1,379	$1,191
Provision for credit losses on unfunded commitments	65	—	270	—
Balance at end of period	$1,649	$1,191	$1,649	$1,191
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company maintains a reserve for potential losses on mortgage loans and USDA/SBA loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at beginning of period	$2,355	$2,276	$2,339	$2,260
Reserve utilization	(916)	—	(916)	—
Provision for put-back reserve	26	18	42	34
Balance at end of period	$1,465	$2,294	$1,465	$2,294
Note 5 - Derivative Financial Instruments
The Company may enter into mortgage origination commitments, which are commitments to originate loans as part of its mortgage banking activities. The Company then locks the loan with an investor and commits to deliver the loan if settlement occurs (Best Efforts). Certain loans under mortgage origination commitments are covered under forward sales contracts. Forward sales contracts are recorded at fair value with changes in fair value recorded in mortgage banking revenue. Mortgage origination commitments and commitments to deliver loans to investors are considered to be derivatives. These derivatives are used to economically manage interest rate risk in the Company’s mortgage banking pipeline and are not designated as hedging instruments. Changes in fair value are reported in mortgage banking revenue. The volume of mortgage origination commitments and forward commitments fluctuates with mortgage origination activity. These derivatives generally have short contractual terms (less than 90 days), and period-end notional amounts may not reflect average activity.
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
The notional amount and estimated fair value of mortgage banking derivatives included in the consolidated balance sheets is summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 5 - Derivative Financial Instruments (continued)

	June 30, 2026		December 31, 2025
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Mortgage origination commitments	$196,668	$6,445	$176,106	$5,892
Open forward delivery sales agreements (hedge MTM)	8,500	3	—	—
Open mandatory delivery commitments	8,597	6	7,981	31
Open forward delivery sales agreements (pipeline hedge)	—	—	4,772	18
Total included in other assets	$213,765	$6,454	$188,859	$5,941

Included in other liabilities:
Open forward delivery sales agreements (pipeline hedge)	$4,996	$6	$—	$—
Open mandatory delivery commitments	—	—	—	—
Open forward delivery sales agreements (hedge MTM)	—	—	8,500	30
Total included in other liabilities	$4,996	$6	$8,500	$30
The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking revenue is summarized as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands)
Mortgage origination commitments	$210	$340	$553	$785
Open forward delivery sales agreements (hedge MTM)	(27)	(40)	33	(96)
Open forward delivery sales agreements (pipeline hedge)	48	45	(24)	73
Open mandatory delivery commitments	99	12	(25)	75
Total	$330	$357	$537	$837
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
The Company determines if an arrangement is a lease at inception. Operating lease Right of Use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 4.75% at June 30, 2026 and 5.08% at December 31, 2025. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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
As of June 30, 2026, the Company’s net lease ROU assets and related lease liabilities were $6.9 million and $7.8 million, respectively, compared to December 31, 2025 balances of $4.0 million of ROU assets and $4.6 million of lease liabilities. The leases have remaining terms ranging from one to seven years, including extension options that the Company is reasonably certain will be exercised, and a weighted-average remaining lease term of 4.4 years. As of June 30, 2026, the Company had entered into two lease agreements that had not yet commenced: a 45-month lease for a mortgage office in Annapolis, Maryland that commenced on July 1, 2026, and a 64-month lease for loan production office use in Towson, Maryland that is expected to commence in the second half of 2026. Total undiscounted contractual lease payments under these leases are approximately $0.3 million and $0.4 million, respectively. The Company will recognize the related ROU assets and lease liabilities at the applicable lease commencement dates. The Company’s lease information is summarized as follows:

(in thousands)	June 30, 2026	December 31, 2025
Lease Right of Use Asset:
Lease asset	$10,735	$6,978
Less: Accumulated amortization	(3,825)	(2,959)
Net lease asset	$6,910	$4,019

Lease Liability:
Lease liability	$11,169	7,326
Less: Accumulated amortization	(3,337)	(2,754)
Net lease liability	$7,832	$4,572
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	June 30, 2026
Amounts due in:
2026	$1,475
2027	2,007
2028	1,863
2029	1,792
2030	1,431
2031 and thereafter	777
Total future lease payments	9,345
Discount of cash flows	(1,513)
Present value of net future lease payments	$7,832

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Goodwill and Intangible Assets
The change in goodwill during the periods ended June 30, 2026 and December 31, 2025 is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Balance at beginning of period	$25,969	$21,126
Acquired goodwill	—	—
Measurement period adjustment	—	4,843
Balance at end of period	$25,969	$25,969
At June 30, 2026, the Company’s reporting units include attributable goodwill from the IFH acquisition. The Company has elected to perform a qualitative assessment annually as of October 1 to determine if it is more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.
Acquired amortizing intangible assets were as follows for the period presented:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer list intangible	$12,200	$(1,231)	$10,969	$12,200	$(879)	$11,321
Trade name intangible	2,100	(245)	1,855	2,100	(175)	1,925
Core deposits intangible	1,779	(353)	1,426	1,779	(254)	1,525
Total amortized intangible assets	$16,079	$(1,829)	$14,250	$16,079	$(1,308)	$14,771
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
Amortization expense was $261 thousand for the three months ended June 30, 2026 and $521 thousand for the six months ended June 30, 2026. There was $261 thousand of amortization expense for the three months ended June 30, 2025 and $522 thousand for the six months ended June 30, 2025.
At June 30, 2026, scheduled amortization of the intangible assets for each of the next five years is as follows:

(in thousands)
2026	$522
2027	1,038
2028	1,033
2029	1,026
2030	1,019
Thereafter	9,612
Total	$14,250

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The Company has categorized its financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 as follows:

(in thousands)
June 30, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale
U.S. Treasuries	$132,578	$132,578	$—	$—
Municipal	13,815	—	13,815	—
Corporate	1,456	—	1,456	—
Asset-backed securities	4,746	—	4,746	—
Mortgage-backed securities	67,352	—	67,352	—
Total	$219,947	$132,578	$87,369	$—
Loans held for sale	$22,370	$—	$22,370	$—
Loan servicing assets	$1,847	$—	$1,847	$—
Derivative assets	$6,454	$—	$6,454	$—
Derivative liabilities	$6	$—	$6	$—

December 31, 2025
Investment securities available-for-sale
U.S. Treasuries	$137,236	$137,236	$—	$—
Municipal	13,897	—	13,897	—
Corporate	3,404	—	3,404	—
Asset-backed securities	5,026	—	5,026	—
Mortgage-backed securities	70,520	—	70,520	—
Total	$230,083	$137,236	$92,847	$—
Loans held for sale	$25,828	$—	$25,828	$—
Loan servicing assets	$1,816	$—	$1,816	$—
Derivative assets	$5,941	$—	$5,941	$—
Derivative liabilities	$30	$—	$30	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)

Fair Value of Loans Held for Sale
(in thousands)	June 30, 2026	December 31, 2025
Aggregate fair value	$22,370	$25,828
Contractual principal	21,881	25,332
Difference	$489	$496
The Company has elected to account for loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. As of June 30, 2026 and December 31, 2025, there were no held for sale loans which were classified as nonaccrual.
Fair value measurements on a nonrecurring basis
Individually evaluated loans - The Company has measured expected credit losses based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2026 and December 31, 2025, the fair values consist of loan balances of $56.7 million and $52.8 million, with specific reserves of $8.3 million and $9.9 million, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of June 30, 2026, the Company held $3.9 million of foreclosed real estate, which rolls up into Other assets on the consolidated balance sheet. As of December 31, 2025, there was $3.9 million of foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 as follows:

(in thousands)	June 30, 2026	December 31, 2025
Individually evaluated loans
Level 3 inputs	$48,487	$42,945

Foreclosed real estate
Level 3 inputs	3,856	3,856

Total	$52,343	$46,801

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2026 and December 31, 2025:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs
June 30, 2026
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 40%
Foreclosed real estate	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 30%

December 31, 2025	Valuation Technique	Unobservable Inputs	Range of Inputs
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs	0 to 30% [1]
Foreclosed Real Estate	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 30%
_______________
(1)    A discount rate of 63.4% was used for one acquired PCD loan that was evaluated as a measurement period adjustment during 2025 to the Day-1 purchase accounting. All other individually evaluated loans used a range of 0 to 30%.
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
The information used to determine fair value is highly subjective in nature and, therefore, the results are imprecise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.
As of June 30, 2026, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2025. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually evaluated loans, and all other loans. The results are then adjusted to account for credit risk as described above. The Company also applies an additional discount through a discounted cash flow model to reflect illiquidity risk, using discount rates that incorporate credit risk over the life of the loans.
For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for individually evaluated loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.
The fair value of cash and cash equivalents and investments in restricted stocks is the carrying amount. Restricted investments include equity of the Federal Reserve and other banker’s banks.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Fair Value (continued)
The fair value of noninterest-bearing deposits and securities sold under agreements to repurchase is the carrying amount.
The fair value of checking, savings and money market deposits is the amount payable on demand at the reporting date. Fair value of fixed maturity term accounts and individual retirement accounts is estimated using rates currently offered for accounts of similar remaining maturities.
The fair value of borrowings is estimated by discounting the value of contractual cash flows using current market rates for borrowings with similar terms and remaining maturities.
The fair value of outstanding loan commitments, unused lines of credit and letters of credit are not included in the table since the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments.
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$24,771	$24,771	$30,894	$30,894
Interest-bearing deposits at other financial institutions	393,428	393,428	224,611	224,611
Federal funds sold	60	60	60	60
Level 2
Accrued interest receivable	$19,429	$19,429	$16,695	$16,695
Level 3
Portfolio loans receivable	$3,085,950	$3,031,839	$2,904,797	$2,853,268
Restricted investments	8,707	8,707	8,397	8,397
Foreclosed real estate	3,856	3,856	3,856	3,856

Financial liabilities
Level 1
Noninterest-bearing deposits	$897,363	$897,363	$852,741	$852,741
Level 2
Accrued interest payable	$6,606	$6,606	$8,745	$8,745
Level 3
Interest-bearing deposits	$2,473,740	$2,474,410	$2,240,459	$2,243,002
FHLB advances and other borrowed funds	52,062	52,143	52,062	51,937

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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The Company’s Commercial Banking division operates primarily in the Washington, D.C. and Baltimore metropolitan areas and focuses on providing personalized service to commercial clients throughout our area of operations, supplemented by lending outside of our primary market as well as engaging in government guaranteed lending on a nation-wide basis. Additionally, the Commercial Bank engages in deposit verticals on a nationwide scale providing services to HOAs, mortgage companies and other customers.
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
Loans, investments, and deposits and fees provide the revenues in the Commercial Bank; loan sales provide the revenues in CBHL; credit card loan interest and fees provide the revenues in OpenSky™; and service charges and ancillary fees provide the revenues in Windsor Advantage™. Interest expense, provisions for credit losses and personnel provide the significant expenses in the Commercial Bank; cost of loan sales and personnel comprise the significant expenses in CBHL; data processing and personnel comprise the significant expenses in OpenSky™; and personnel comprise the significant expenses in Windsor Advantage™.
The Company formed Church Street Capital, LLC (“Church Street Capital” or “CSC”) in 2014 to provide short-term real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. CSC operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards but command a higher rate of return. At June 30, 2026, CSC had loans totaling $5.3 million with a collectively assessed ACL of $203 thousand. Refer to

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

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
The following schedules reported internally for performance assessment by the chief operating decision maker present financial information for each reportable segment at and for the three and six months ended June 30, 2026 and 2025.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Three Months Ended June 30, 2026
(in thousands)	Commercial Bank(2)(3)	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$53,712	$15,995	$—	$252	$69,959
Interest expense	18,894	—	—	136	19,030
Net interest income	34,818	15,995	—	116	50,929
Provision for credit losses	(432)	4,017	—	—	3,585
Provision for credit losses on unfunded commitments	65	—	—	—	65
Net interest income after provision	35,185	11,978	—	116	47,279
Noninterest income
Service charges on deposits	409	—	—	—	409
Credit card fees	—	4,395	—	—	4,395
Mortgage banking revenue	278	—	—	1,682	1,960
Government lending revenue	1,207	—	—	—	1,207
Government loan servicing revenue(1)	(1,256)	—	6,559	—	5,303
Loan servicing rights (government guaranteed)	292	—	—	—	292
Other (loss) income	618	30	—	147	795
Total noninterest income	1,548	4,425	6,559	1,829	14,361
Noninterest expenses
Salaries and employee benefits	12,048	3,792	2,625	1,602	20,067
Occupancy and equipment	2,315	1,047	391	189	3,942
Professional fees	2,233	1,228	271	393	4,125
Data processing	452	6,983	67	49	7,551
Advertising	765	598	297	156	1,816
Loan processing	927	271	9	268	1,475
Operational and other card fraud related losses	72	618	—	—	690
Regulatory assessment expenses	583	214	64	64	925
Other operating	1,277	639	558	121	2,595
Total noninterest expenses	20,672	15,390	4,282	2,842	43,186
Net income (loss) before taxes	$16,061	$1,013	$2,277	$(897)	$18,454

Total assets	$3,689,273	$143,716	$27,818	$29,131	$3,889,938
_______________
(1)    Gross government loan servicing revenue totaled $6.6 million, including $1.3 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the three months ended June 30, 2026.
(2)    Commercial Bank’s return on assets of 1.75% for the three months ended June 30, 2026 is calculated by dividing net income before taxes by total assets.
(3)    Commercial Bank’s efficiency ratio of 56.8% for the three months ended June 30, 2026 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Three Months Ended June 30, 2025
(in thousands)	Commercial Bank(2)(3)	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$49,929	$14,494	$—	$163	$64,586
Interest expense	16,856	—	—	84	16,940
Net interest income	33,073	14,494	—	79	47,646
Provision for credit losses	1,159	2,922	—	—	4,081
Provision for credit losses on unfunded commitments	—	—	—	—	—
Net interest income after provision	31,914	11,572	—	79	43,565
Noninterest income
Service charges on deposits	262	—	—	—	262
Credit card fees	—	4,298	—	—	4,298
Mortgage banking revenue	465	—	—	1,289	1,754
Government lending revenue	3,112	—	—	—	3,112
Government loan servicing revenue(1)	(1,052)	—	4,696	—	3,644
Loan servicing rights (government guaranteed)	(590)	—	—	—	(590)
Other income	349	25	—	252	626
Total noninterest income	2,546	4,323	4,696	1,541	13,106
Noninterest expenses
Salaries and employee benefits	11,090	3,403	2,509	1,458	18,460
Occupancy and equipment	1,903	573	368	151	2,995
Professional fees	1,572	552	71	227	2,422
Data processing	454	6,897	133	36	7,520
Advertising	795	470	35	71	1,371
Loan processing	650	24	54	251	979
Merger-related expenses	1,398	—	—	—	1,398
Operational and other card fraud related losses	100	833	—	—	933
Regulatory assessment expenses	860	15	6	3	884
Other operating	1,817	338	354	101	2,610
Total noninterest expenses	20,639	13,105	3,530	2,298	39,572
Net income (loss) before taxes	$13,821	$2,790	$1,166	$(678)	$17,099

Total assets	$3,211,421	$129,397	$25,936	$21,908	$3,388,662
_______________
(1)    Gross government loan servicing revenue totaled $4.7 million, including $1.1 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the three months ended June 30, 2025.
(2)    Commercial Bank’s return on assets of 1.73% for the three months ended June 30, 2025 is calculated by dividing net income before taxes by total assets.
(3)    Commercial Bank’s efficiency ratio of 57.9% for the three months ended June 30, 2025 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Six Months Ended June 30, 2026
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$106,444	$31,056	$—	$429	$137,929
Interest expense	37,366	—	—	236	37,602
Net interest income	69,078	31,056	—	193	100,327
Provision for credit losses	(88)	6,687	—	—	6,599
Provision for credit losses on unfunded commitments	270	—	—	—	270
Net interest income after provision	68,896	24,369	—	193	93,458
Noninterest income
Service charges on deposits	812	—	—	—	812
Credit card fees	—	9,087	—	—	9,087
Mortgage banking revenue	694	—	—	2,822	3,516
Government lending revenue	2,130	—	—	—	2,130
Government loan servicing revenue(1)	(2,518)	—	12,166	—	9,648
Loan servicing rights (government guaranteed)	789	—	—	—	789
Other income	1,325	42	—	385	1,752
Total noninterest income	3,232	9,129	12,166	3,207	27,734
Noninterest expenses
Salaries and employee benefits	24,138	7,679	5,289	3,278	40,384
Occupancy and equipment	4,185	2,165	783	371	7,504
Professional fees	4,701	3,089	549	751	9,090
Data processing	997	14,090	126	105	15,318
Advertising	1,483	1,190	357	252	3,282
Loan processing	2,003	318	31	506	2,858
Operational and other card fraud related losses	137	1,243	—	—	1,380
Regulatory assessment expenses	1,181	429	130	126	1,866
Other operating	2,417	1,354	1,163	251	5,185
Total noninterest expenses	41,242	31,557	8,428	5,640	86,867
Net income (loss) before taxes	$30,886	$1,941	$3,738	$(2,240)	$34,325

Total assets	$3,689,273	$143,716	$27,818	$29,131	$3,889,938
_______________
(1)    Gross government loan servicing revenue totaled $12.2 million, including $2.5 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the six months ended June 30, 2026.
(2)    Commercial Bank’s return on assets of 1.69% for the six months ended June 30, 2026 is calculated by dividing net income before taxes by total assets.
(3)    Commercial Bank’s efficiency ratio of 57.0% for the six months ended June 30, 2026 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

For the Six Months Ended June 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$98,093	$28,938	$—	$315	$127,346
Interest expense	33,505	—	—	148	33,653
Net interest income	64,588	28,938	—	167	93,693
Provision for credit losses	1,605	4,722	—	—	6,327
Provision for credit losses on unfunded commitments	—	—	—	—	—
Net interest income after provision	62,983	24,216	—	167	87,366
Noninterest income
Service charges on deposits	520	—	—	—	520
Credit card fees	—	8,020	—	—	8,020
Mortgage banking revenue	728	—	—	2,857	3,585
Government lending revenue	4,208	—	—	—	4,208
Government loan servicing revenue(1)	(2,090)	—	9,302	—	7,212
Loan servicing rights (government guaranteed)	(118)	—	—	—	(118)
Other income	1,772	36	—	420	2,228
Total noninterest income	5,020	8,056	9,302	3,277	25,655
Noninterest expense
Salaries and employee benefits	21,716	6,748	4,915	3,148	36,527
Occupancy and equipment	3,480	1,061	1,079	285	5,905
Professional fees	2,723	1,143	191	477	4,534
Data processing	894	13,479	186	73	14,632
Advertising	1,513	1,344	139	154	3,150
Loan processing	1,127	43	61	491	1,722
Merger-related expenses	2,664	—	—	—	2,664
Operational and other card fraud related losses	131	1,705	—	—	1,836
Regulatory assessment expenses	1,725	30	11	7	1,773
Other operating	3,226	854	608	194	4,882
Total noninterest expenses	39,199	26,407	7,190	4,829	77,625
Net income (loss) before taxes	$28,804	$5,865	$2,112	$(1,385)	$35,396

Total assets	$3,211,421	$129,397	$25,936	$21,908	$3,388,662
_______________
(1)    Gross government loan servicing revenue totaled $9.3 million, including $2.1 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the six months ended June 30, 2025.
(2)    Commercial Bank’s return on assets of 1.81% for the six months ended June 30, 2025 is calculated by dividing net income before taxes by total assets.
(3)    Commercial Bank’s efficiency ratio of 56.31% for the six months ended June 30, 2025 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Segments (continued)

The following table presents financial information as of June 30, 2026, December 31, 2025 and June 30, 2025.

June 30, 2026
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$403,463	$8,478	$6,318	$—	$418,259
Goodwill	22,448	—	3,521	—	25,969
Intangible assets	1,429	—	12,821	—	14,250
Other segment assets	3,261,933	135,238	5,158	29,131	3,431,460
Total assets	$3,689,273	$143,716	$27,818	$29,131	$3,889,938

December 31, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$242,149	$8,039	$5,377	$—	$255,565
Goodwill	22,448	—	3,521	—	25,969
Intangible assets	1,528	—	13,243	—	14,771
Other segment assets	3,141,201	132,875	3,852	31,974	3,309,902
Total assets	$3,407,326	$140,914	$25,993	$31,974	$3,606,207

June 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$258,510	$7,462	$8,634	$—	$274,606
Goodwill	22,478	—	—	—	22,478
Intangible assets	1,630	—	13,665	—	15,295
Other segment assets	2,928,803	121,935	3,637	21,908	3,076,283
Total assets	$3,211,421	$129,397	$25,936	$21,908	$3,388,662

Note 10 - Interest Income and Interest Expense
The following table presents the components of interest income and interest expense:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands)
Interest income
Taxable interest income	$69,769	$64,444	$137,561	$127,131
Non-taxable interest income	53	13	107	17
Dividends	137	129	261	198
Total interest income	$69,959	$64,586	$137,929	$127,346

Interest expense
Deposits	$18,522	$16,722	$36,592	$33,234
Short-term borrowings	477	52	949	103
Long-term debt	31	166	61	316
Total interest expense	$19,030	$16,940	$37,602	$33,653

Capital Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 11 - Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share ("EPS"), the weighted average numbers of shares outstanding used in computing EPS, the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated, and the weighted average number of securities excluded from the computation of diluted EPS because their effects would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$14,250	$13,136	$26,268	$27,068

Basic weighted average shares outstanding	16,287,884	16,583,894	16,316,362	16,624,485
Effect of dilutive securities	85,016	218,008	87,456	247,883
Dilutive weighted average shares outstanding	16,372,900	16,801,902	16,403,818	16,872,368
Basic earnings per share	$0.87	$0.79	$1.61	$1.63
Diluted earnings per share	$0.87	$0.78	$1.60	$1.60

Weighted average anti-dilutive securities excluded from diluted EPS
Stock options	760	418	760	100,345
Total weighted average anti-dilutive securities	760	418	760	100,345
Note 12 - Subsequent Events
Subsequent to June 30, 2026, the Company commenced a 45-month operating lease for a mortgage office in Annapolis, Maryland on July 1, 2026, and expects to commence a 64-month operating lease for a loan production office in Towson, Maryland in the second half of 2026. Refer to Note 6 - Leases for additional information.
In July 2026, the Company’s Board of Directors declared a $0.14 per share dividend, a 16.7% increase from the prior quarterly dividend. The dividend is payable on August 26, 2026 to shareholders of record on August 10, 2026.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.
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
•geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the ongoing wars in Iran and Ukraine, which could impact business and economic conditions in the U.S. and abroad;

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

•changes in Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) U.S. government guaranteed lending rules, regulations, loan and lease products and funding limits, as well as changes in SBA or USDA standard operating procedures, all of which could impact our ability to originate these types of loans and/or the servicing, processing and packaging by Windsor Advantage™ of such loans on behalf of others;
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
Capital
As of June 30, 2026, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
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
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,
	2026	2025	% Change
(in thousands)
Interest income	$69,959	$64,586	8.3%
Interest expense	19,030	16,940	12.3
Net interest income	50,929	47,646	6.9
Provision for credit losses	3,585	4,081	(12.2)
Provision for credit losses on unfunded commitments	65	—	100.0
Net interest income after provision for credit losses	47,279	43,565	8.5
Noninterest income	14,361	13,106	9.6
Noninterest expenses	43,186	39,572	9.1
Net income before income taxes	18,454	17,099	7.9
Income tax expense	4,204	3,963	6.1
Net income	$14,250	$13,136	8.5
Net income for the three months ended June 30, 2026 was $14.3 million, compared to net income of $13.1 million for the same period in 2025, an 8.5% increase. There were no non-GAAP adjustments to net income of $14.3 million for three months ended June 30, 2026, a $44 thousand increase from net income, as adjusted (non-GAAP) of $14.2 million for the three months ended June 30, 2025. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Net interest income increased by $3.3 million, or 6.9%, to $50.9 million when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, primarily driven by increased interest income of $3.8 million from the Commercial Bank due to organic loan growth, and $1.5 million from OpenSky™ due to growth from the unsecured loan product offset by $2.1 million of increased interest expense. The $2.1 million increased interest expense was driven by $1.0 million from higher balances and a shift in deposit mix, $0.8 million of lower PAA, and $0.3 million of higher borrowing costs.
The provision for credit losses for the three months ended June 30, 2026 was $3.6 million, a decrease of $0.5 million from the same period in 2025. Net charge-offs for the three months ended June 30, 2026 were $3.8 million, or 0.50% on an annualized basis of average portfolio loans, compared to $5.1 million, or 0.75% on an annualized basis of average portfolio loans for the same period in 2025.
For the three months ended June 30, 2026, noninterest income of $14.4 million increased $1.3 million, or 9.6%, from the same period in 2025, driven by a $1.7 million increase from government loan servicing and packaging revenue and $0.9 million from loan servicing rights, and a $0.2 million increase in mortgage banking revenue, offset by a $1.9 million decrease in government lending revenue.
Noninterest expense was $43.2 million for the three months ended June 30, 2026, an increase of $3.6 million from the same period in 2025. The change was primarily driven by increases in professional fees of $1.7 million, salaries and employee benefits expenses of $1.6 million, occupancy and equipment expenses of $0.9 million, loan processing expenses of $0.5 million, and advertising expenses of $0.4 million, offset by decreases in merger-related expenses of $1.4 million and operating losses of $0.2 million.

	Six Months Ended June 30,
	2026	2025	% Change
(in thousands)
Interest income	$137,929	$127,346	8.3%
Interest expense	37,602	33,653	11.7
Net interest income	100,327	93,693	7.1
Provision for credit losses	6,599	6,327	4.3
Provision for credit losses on unfunded commitments	270	—	100.0
Net interest income after provision for credit losses	93,458	87,366	7.0
Noninterest income	27,734	25,655	8.1
Noninterest expenses	86,867	77,625	11.9
Net income before income taxes	34,325	35,396	(3.0)
Income tax expense	8,057	8,328	(3.3)
Net income	$26,268	$27,068	(3.0)
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the three and six months ended June 30, 2026 and 2025. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$295,167	$2,646	3.60%	$182,192	$2,065	4.55%
Federal funds sold	60	—	—	59	—	—
Investment securities available-for-sale	240,102	1,814	3.03	230,317	1,582	2.76
Restricted investments	8,701	137	6.32	7,038	129	7.35
Loans held for sale	17,381	252	5.82	9,950	163	6.57
Portfolio loans receivable(2)(3)	3,058,476	65,110	8.54	2,733,865	60,647	8.90
Total interest earning assets	3,619,887	69,959	7.75	3,163,421	64,586	8.19
Noninterest earning assets	141,624			129,112
Total assets	$3,761,511			$3,292,533

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$346,671	$816	0.94%	$281,878	$391	0.56%
Savings	17,790	70	1.58	13,043	16	0.49
Money market accounts	1,315,061	10,797	3.29	924,784	8,022	3.48
Time deposits	722,144	6,839	3.80	816,809	8,293	4.07
Borrowed funds	52,062	508	3.91	34,062	218	2.57
Total interest-bearing liabilities	2,453,728	19,030	3.11	2,070,576	16,940	3.28
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	51,427			45,523
Noninterest-bearing deposits	842,312			804,639
Stockholders’ equity	414,044			371,795
Total liabilities and stockholders’ equity	$3,761,511			$3,292,533

Net interest spread			4.64%			4.91%
Net interest income		$50,929			$47,646
Net interest margin(4)			5.64%			6.04%
_______________
(1)Annualized.
(2)Portfolio loans receivable balance includes nonaccrual loans.
(3)For the three months ended June 30, 2026 and 2025, collectively, Core Loan Yield was 6.77% and 7.14%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.
(4)For the three months ended June 30, 2026 and 2025, collectively, Core Net Interest Margin was 4.04% and 4.42%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

The net interest margin decreased 40 basis points to 5.64% for the three months ended June 30, 2026 from the same period in 2025. Core net interest margin (non-GAAP) decreased to 4.04% for the three months ended June 30, 2026, compared to 4.42% for the same period in 2025. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
For the three months ended June 30, 2026, average interest earning assets increased $456.5 million, or 14.4%, to $3.6 billion as compared to the same period in 2025, but the average yield on interest earning assets decreased to 7.75%, a 44 basis point decrease from 8.19% for the comparable 2025 period. The 44 basis point decrease was primarily due to changes in the rate environment, particularly impacting OpenSky™ products. Compared to the same period in the prior year, average interest-bearing liabilities increased $383.2 million, or 18.5%, and the average cost of interest-bearing liabilities decreased to 3.11%, a 17 basis point decrease from 3.28%, primarily as a result of a shift in the product mix of the portfolio as well as changes in the rate environment.

	Six Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$270,892	$4,846	3.61%	$192,565	$4,203	4.40%
Federal funds sold	60	1	3.36	59	1	3.42
Investment securities available-for-sale	236,653	3,273	2.79	232,947	3,443	2.98
Restricted investments	8,572	261	6.14	6,403	198	6.24
Loans held for sale	15,161	429	5.71	9,654	401	8.38
Portfolio loans receivable(2)(3)	3,033,470	129,119	8.58	2,684,263	119,100	8.95
Total interest earning assets	3,564,808	137,929	7.80	3,125,891	127,346	8.22
Noninterest earning assets	142,157			131,552
Total assets	$3,706,965			$3,257,443

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$305,388	$1,230	0.81%	$262,226	$759	0.58%
Savings	15,757	100	1.28	13,123	34	0.52
Money market accounts	1,252,698	20,276	3.26	897,532	15,421	3.46
Time deposits	781,809	14,986	3.87	838,151	17,020	4.09
Borrowed funds	52,062	1,010	3.91	34,062	419	2.48
Total interest-bearing liabilities	2,407,714	37,602	3.15	2,045,094	33,653	3.32
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	57,707			50,982
Noninterest-bearing deposits	831,847			793,888
Stockholders’ equity	409,697			367,479
Total liabilities and stockholders’ equity	$3,706,965			$3,257,443

Net interest spread			4.65%			4.90%
Net interest income		$100,327			$93,693
Net interest margin(4)			5.68%			6.04%
_______________
(1)Annualized.
(2)Portfolio loans receivable balance includes nonaccrual loans.
(3)For the six months ended June 30, 2026 and 2025, collectively, Core Loan Yield was 6.85% and 7.14%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.
(4)For the six months ended June 30, 2026 and 2025, collectively, Core Net Interest Margin was 4.09% and 4.39%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared to			Compared to
	June 30, 2025			June 30, 2025
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$1,013	$(432)	$581	$1,397	$(754)	$643
Investment securities available-for-sale	74	158	232	51	(221)	(170)
Restricted investments	26	(18)	8	66	(3)	63
Loans held for sale	108	(19)	89	156	(128)	28
Portfolio loans receivable excluding credit card loans	5,181	(2,410)	2,771	11,281	(3,688)	7,593
Credit card loans	1,804	(112)	1,692	3,474	(1,048)	2,426
Total interest income	8,206	(2,833)	5,373	16,425	(5,842)	10,583

Interest Expense:
Interest-bearing demand accounts	152	273	425	173	298	471
Savings	19	35	54	17	49	66
Money market accounts	3,213	(438)	2,775	5,745	(890)	4,855
Time deposits	(904)	(550)	(1,454)	(1,101)	(933)	(2,034)
Borrowed funds	176	114	290	349	242	591
Total interest expense	2,656	(566)	2,090	5,183	(1,234)	3,949
Net interest income	$5,550	$(2,267)	$3,283	$11,242	$(4,608)	$6,634

When comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, the largest positive impact to total interest income was the growth in interest earning assets due to organic growth. The loan portfolio, excluding credit card loans contributed $2.8 million of the $5.4 million increase in interest income, with growth (due to change in volume) accounting for a $5.2 million increase in interest income, offset by a $2.4 million decrease as a result of the rate environment. Growth in both secured and unsecured product drove an additional $1.8 million increase in volume for credit card loans. The $2.1 million increase in interest expense year over year was primarily driven by a $0.8 million lower benefit from net PAA, $1.0 million from a shift in deposit mix and $0.3 million of higher borrowing costs.
When comparing the six months ended June 30, 2026 to the same period in 2025, the largest positive impact to total interest income was the growth in interest earning assets due to organic growth. The loan portfolio, excluding credit card loans contributed $7.6 million of the $10.6 million increase in interest income, with growth (due to change in volume) accounting for an $11.3 million increase in interest income, slightly offset by a $3.7 million decrease as a result of the rate environment. Growth in both secured and unsecured product drove an additional $3.5 million increase in volume for credit card loans. The $3.9 million increase in interest expense year over year was primarily driven by $1.6 million from a shift in deposit mix, $1.7 million lower benefit from PAA and $0.6 million of higher borrowing costs.
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
For the three months ended June 30, 2026, the provision for credit losses was $3.6 million, a decrease of $0.5 million from the same period in 2025. The decreased provision for credit losses was primarily driven by decreases of $3.2 million for C&I loans, offset by increases of $1.4 million for commercial real estate loans and $1.1 million of increases for OpenSky™ loans. The $3.2 million decrease in provision for C&I loans was driven by decreases of $3.4 million in the specific reserve for two individually analyzed loans during the three months ended June 30, 2026. For commercial real estate loans in the three months ended June 30, 2025 there was a loan sale that resulted in the removal of a $2.9 million specific reserve from the allowance, thereby decreasing the amount of provision required, offset by $1.7 million in additional charge-offs, increasing the amount of provision required. This resulted in a negative provision of $1.3 million for commercial real estate loans during the three months ended June 30, 2025. There were no charge-offs or significant fluctuations in the required reserve for commercial real estate loans during the three months ended June 30, 2026. Therefore, the provision required for the quarter was approximately $0.1 million, a $1.4 million increase from the same period in 2025. The provision from OpenSky™ increased $1.1 million, primarily driven by higher volumes in the unsecured portfolio - as unsecured card balances increased $18.5 million from $32.7 million at June 30, 2025 to $51.2 million. Additionally, net charge-offs for OpenSky™ increased $0.9 million compared to the three months ended June 30, 2025.
The ACL as a percent of portfolio loans was 1.76% at June 30, 2026, as compared to 1.85% at December 31, 2025. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at June 30, 2026 in “Financial Condition - Allowance for Credit Losses.”
Noninterest Income
Our primary source of recurring noninterest income are credit card fees, such as interchange fees and statement fees, government guaranteed lending revenue (gain on sale), mortgage banking revenue and Windsor Advantage™ fee revenue in connection with its servicing, processing and packaging of SBA and USDA loans for its financial institution clients, and mortgage banking revenue. Noninterest income does not include (i) loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method or (ii) annual, renewal and late fees related to our credit card portfolio, which are generally deferred and recognized over the corresponding twelve-month cardholder service period as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$409	$262	56.1%	$812	$520	56.2%
Credit card fees	4,395	4,298	2.3	9,087	8,020	13.3
Mortgage banking revenue	1,960	1,754	11.7	3,516	3,585	(1.9)
Government lending revenue	1,207	3,112	(61.2)	2,130	4,208	(49.4)
Government loan servicing and packaging revenue	5,303	3,644	45.5	9,648	7,212	33.8
Loan servicing rights	292	(590)	149.5	789	(118)	(768.6)
Other income	795	626	27.0	1,752	2,228	(21.4)
Total noninterest income	$14,361	$13,106	9.6%	$27,734	$25,655	8.1%
For the three months ended June 30, 2026, noninterest income of $14.4 million increased $1.3 million, or 9.6%, from the same period in 2025. The increase was primarily driven by $1.7 million of increased government loan servicing and packaging revenue (Windsor Advantage™), $0.9 million of increased loan servicing rights, and $0.2 million of increased mortgage banking revenue, offset by a $1.9 million decrease in government lending revenue.
Credit card fees of $4.4 million for the three months ended June 30, 2026 increased $0.1 million as compared to the three months ended June 30, 2025, primarily as a result of growth in the unsecured product.
Originations of loans held for sale within the Bank’s CBHL division increased $26.6 million to $106.9 million in the second quarter of 2026 when compared to $80.3 million in the second quarter of 2025. The gain on sale margin increased to 2.71% for the three months ended June 30, 2026 from 2.68% for the three months ended June 30, 2025.
Mortgage banking revenue of $2.0 million increased $0.2 million from the three months ended June 30, 2025, primarily driven by the increased gain on sale of $0.8 million, offset by a $0.4 million increase in commissions.
Mortgage loans and USDA/SBA loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $1.5 million at June 30, 2026 and $2.3 million at December 31, 2025, respectively. The Bank did not repurchase any loans during the six months ended June 30, 2026 or 2025. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
Government lending revenue of $1.2 million for the three months ended June 30, 2026 decreased $1.9 million as compared to the three months ended June 30, 2025, primarily as a result of significant budget cuts within the USDA and changes to investment tax credits for commercial solar loans that began to take effect in 2025 and resulted in decreased volumes for government guaranteed loans. However, the reduced volume was slightly offset by continued increases in SBA loan sales.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$20,067	$18,460	8.7%	$40,384	$36,527	10.6%
Occupancy and equipment	3,942	2,995	31.6	7,504	5,905	27.1
Professional fees	4,125	2,422	70.3	9,090	4,534	100.5
Data processing	7,551	7,520	0.4	15,318	14,632	4.7
Advertising	1,816	1,371	32.5	3,282	3,150	4.2
Loan processing	1,475	979	50.7	2,858	1,722	66.0
Merger-related expenses	—	1,398	(100.0)	—	2,664	(100.0)
Operational and other card fraud related losses	690	933	(26.0)	1,380	1,836	(24.8)
Regulatory assessment expenses	925	884	4.6	1,866	1,773	5.2
Other operating	2,595	2,610	(0.6)	5,185	4,882	6.2
Total noninterest expense	$43,186	$39,572	9.1%	$86,867	$77,625	11.9%
Noninterest expense was $43.2 million for the three months ended June 30, 2026, as compared to $39.6 million for the three months ended June 30, 2025, an increase of $3.6 million. The change included increases of $1.7 million in professional fees associated with strategic investments in shared service areas and card partnerships for OpenSky™, $1.6 million of increases in salaries and employee benefits expenses due to headcount growth, $0.9 million in occupancy and equipment due to an increase in software contracts and the acceleration of depreciation of capitalized assets related to OpenSky™ technology, $0.5 million in loan processing costs from loan expenses associated with our government guaranteed lending portfolio, and $0.4 million in advertising expenses. The increased spending was offset by decreases of $1.4 million in merger-related expenses and $0.2 million in operational and other card fraud related losses.
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
The following table presents, for the periods indicated, our effective income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$18,454	$17,099	$34,325	$35,396
Income tax expense	4,204	3,963	8,057	8,328
Effective income tax rate	22.8%	23.2%	23.5%	23.5%
Income tax expense was $4.2 million and $8.1 million for the three and six months ended June 30, 2026, respectively, compared to $4.0 million and $8.3 million for the same periods, respectively, in 2025. Our effective tax rate decreased from 23.2% for the three months ended June 30, 2025 to 22.8% for the three months ended June 30, 2026 following an updated estimate related to the deferred tax liability associated with fixed assets acquired in the IFH acquisition. Our effective tax rate was unchanged at 23.5% for the six months ended June 30, 2026 compared to the same period in 2025. Additional information regarding the Company’s income taxes are discussed in detail in Note 13 “Income Taxes” in the “Notes to the Consolidated Financial Statements” contained in Part II. Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands, except per share data)	June 30, 2026	December 31, 2025	$ Change	% Change
Total assets	$3,889,938	$3,606,207	$283,731	7.9%
Investment securities available-for-sale	219,947	230,083	(10,136)	(4.4)
Mortgage loans held for sale	22,370	25,828	(3,458)	(13.4)
Portfolio loans receivable, net of deferred fees and costs	3,085,950	2,959,457	126,493	4.3
Allowance for credit losses	54,431	54,660	(229)	(0.4)
Goodwill	25,969	25,969	—	—
Intangible assets	14,250	14,771	(521)	(3.5)
Deposits	3,371,103	3,093,200	277,903	9.0
FHLB borrowings	50,000	50,000	—	—
Other borrowed funds	2,062	2,062	—	—
Total stockholders’ equity	422,205	401,757	20,448	5.1
Tangible common equity (1)	381,986	361,017	20,969	5.8
Equity to total assets at end of period	10.85%	11.14%		(2.6)
Weighted average number of basic shares outstanding, YTD	16,316	16,582		(1.6)
Weighted average number of diluted shares outstanding, YTD	16,404	16,768		(2.2)
Common shares outstanding	16,289	16,373		(0.5)
Book value per share	$25.92	$24.54		5.6
Tangible book value per share (1)	23.45	22.05		6.3
Dividends per share, YTD	0.24	0.44
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at June 30, 2026 increased $283.7 million from the balance at December 31, 2025. Net portfolio loans, which exclude mortgage loans held for sale, totaled $3.1 billion as of June 30, 2026, an increase of $126.5 million, or 4.3%, from $3.0 billion at December 31, 2025. Mortgage loans held for sale decreased $3.5 million, or 13.4%, when comparing the period end balances at June 30, 2026 and December 31, 2025.
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

The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at June 30, 2026 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
June 30, 2026	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S. Treasuries	$4,952	4.59%	$132,916	2.51%	$—	—%	$—	—%	$137,868	$132,578	2.58%
Municipal	920	4.78	—	—	12,185	6.70	2,506	2.09	15,611	13,815	5.85
Corporate	—	—	1,500	10.17	—	—	—	—	1,500	1,456	10.17
Asset-backed securities	—	—	—	—	365	4.41	4,316	5.48	4,681	4,746	5.40
Mortgage-backed securities	—	—	36,448	3.91	5,991	3.17	26,099	3.85	68,538	67,352	3.82
Total	$5,872	4.62%	$170,864	2.88%	$18,541	5.51%	$32,921	3.93%	$228,198	$219,947	3.28%
As described in Note 2 - ''Investment Securities'' in the “Notes to Unaudited Consolidated Financial Statements,” at June 30, 2026, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at June 30, 2026 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of June 30, 2026 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at June 30, 2026, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are two securities each of which is subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $1 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at June 30, 2026, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA – 76% of the portfolio; AA+ – 24%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of June 30, 2026.
Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consist of loans secured by real estate as well as commercial business loans, credit card loans and, to a limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-

occupied commercial real estate loans, residential construction loans and commercial business and industrial loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our credit card portfolio supplements our traditional lending products with enhanced yields. Our traditional commercial real estate and commercial and industrial lending are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $4.9 million as of June 30, 2026 and $3.8 million as of December 31, 2025, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners’ residential properties. Lender finance loans totaling $50.0 million as of June 30, 2026 and $41.4 million as of December 31, 2025, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
Construction Loans. Construction loans are offered primarily within the Company’s Washington, D.C. and Baltimore, Maryland metropolitan operating areas to builders, primarily for the construction of single-family homes and condominium and townhouse conversions or renovations and, to a lesser extent, to individuals. Construction loans typically have terms of 12 to 18 months. The Company sometimes transitions the end purchaser to permanent financing or re-underwriting and sale into the secondary market through its CBHL division. According to underwriting standards, the ratio of loan principal to collateral value, as established by an independent appraisal, cannot exceed 75% for investor-owned and 80% for owner-occupied properties, although exceptions are sometimes made. The Company, as part of its ongoing risk management efforts, performs a stress test of the construction loan portfolio at least once a year, and underlying real estate conditions are monitored as well as trends in sales outcomes versus underwriting valuations. The borrowers’ progress in construction buildout is monitored against the original underwriting guidelines for construction milestones and completion timelines.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $96.0 million and $97.3 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of June 30, 2026 and December 31, 2025, respectively. Unsecured balances were $51.2 million and $47.1 million, respectively, at the same dates.
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

	As of June 30, 2026
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$166,465	$319,299	$64,395	$247,586	797,745
Commercial	255,418	473,552	275,598	36,296	1,040,864
Construction	298,008	62,049	10,455	198	370,710
Commercial and Industrial	260,628	178,575	138,169	154,203	731,575
Credit card	145,266	—	—	—	145,266
Other consumer	563	2,874	335	—	3,772
Total portfolio loans, gross	$1,126,348	$1,036,349	$488,952	$438,283	$3,089,932

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$410,412	$220,868	$631,280
Commercial			409,428	376,018	785,446
Construction			30,812	41,890	72,702
Commercial and Industrial			162,572	308,375	470,947
Other consumer			3,209	—	3,209
Total portfolio loans, gross			$1,016,433	$947,151	$1,963,584
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of June 30, 2026
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$222,967	$1,664	53.6%	Not Applicable	7.2%

Retail	$176,525	$1,666	49.9%	31.4%	5.7%
Mixed use	180,303	2,121	48.5	32.2%	5.9
Hotel	77,072	5,138	48.4	13.7%	2.5
Industrial	53,580	1,016	44.4	9.5%	1.7
Office	27,162	1,046	47.0	4.8%	0.9
Other(2)	47,163	1,690	55.5	8.4%	1.5
Total non-owner-occupied commercial real estate loans	$561,805	$1,796	48.5%	100.00%	18.2%
Total portfolio loans, gross	$3,089,932
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of June 30, 2026
(in thousands)	2026	2027	2028	2029	2030 and Onwards	Total
Loan type:
Multi-family	$30,748	$18,734	$46,338	$35,210	$91,908	$222,938

Retail	$10,539	$28,748	$1,660	$19,171	$44,816	$104,934
Mixed use	27,252	9,445	4,588	6,398	29,840	77,523
Hotel	—	—	—	1,431	30,313	31,744
Industrial	3,587	7,721	1,625	4,532	18,303	35,768
Office	370	2,675	146	9,317	3,851	16,359
Other	10,425	6,593	—	1,066	4,441	22,525
Total fixed rate non-owner-occupied commercial real estate loans	$52,173	$55,182	$8,019	$41,915	$131,564	$288,853
Owner-occupied commercial real estate loans

	As of June 30, 2026
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$108,564	$1,165	47.7%	25.6	3.5%
Retail	65,094	868	58.9	15.4	2.1%
Office	53,048	668	73.4	12.5	1.7%
Mixed use	24,587	571	30.8	5.8	0.8%
Other(3)	172,816	1,014	54.4	40.7	5.6%
Total owner-occupied commercial real estate loans	$424,109	$1,027	54.2%	100.0%	13.7%
Total portfolio loans, gross	$3,089,932

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of June 30, 2026
(in thousands)	2026	2027	2028	2029	2030 and Onwards	Total
Loan type:
Industrial	$8,944	$5,002	$6,431	$5,052	$31,910	$57,339
Retail	552	4,806	6,439	8,196	14,727	34,720
Office	364	2,063	2,371	7,726	26,301	38,825
Mixed use	4,882	859	666	4,520	7,882	18,809
Other	5,919	6,017	1,907	6,314	46,932	67,089
Total fixed rate owner-occupied commercial real estate loans	$20,661	$18,747	$17,814	$31,808	$127,752	$216,782
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include special purpose loans of $14.7 million, multi-family loans of $8.5 million, skilled nursing loans of $8.4 million, a land loan of $7.3 million, and other loans of $8.2 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $96.6 million, skilled nursing loans of $30.8 million, $25.1 million of religious facility loans and other loans of $20.4 million.

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
At June 30, 2026, the recorded investment in individually assessed loans was $56.7 million, requiring a specific reserve of $8.3 million. At December 31, 2025, the recorded investment in individually assessed loans was $52.8 million, requiring a specific reserve of $9.9 million.
At June 30, 2026, nonperforming loans were $57.0 million, an increase of $2.6 million from December 31, 2025. The $2.6 million increase was in line with the growth in loans, as nonperforming assets as a percentage of total assets decreased from 1.62% at December 31, 2025 to 1.56% at June 30, 2026.
Past Due Loans
The past due loans balance increased $26.9 million, from $93.5 million or 3.2% of gross loans as of December 31, 2025 to $120.4 million or 3.9% of gross loans as of June 30, 2026. The increase was primarily driven by $16.7 million of increases in C&I loans and $12.6 million of increases in construction loans. Within C&I loans, one relationship across two loans contributed $21.2 million of the past due loans. The two loans were modified in July 2026, and payments received under the modification brought the loans to current status as of the date of this report. Excluding this customer, the past due C&I loans balance as of June 30, 2026, decreased $4.5 million. It was noted in the previous quarter that a single relationship for 3 construction real estate loans accounted for $9.7 million of the increase in 30-59 days past due loans, for which construction has stalled. The loans are now 90+ days past due and foreclosure sales are expected on the underlying properties. A specific reserve of $0.8 million has been recorded on one of the loans. Management believes the credit remains appropriately monitored and reflected within the allowance for credit losses.
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
The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Real estate:
Residential	0.97%	0.97%	0.88%	1.01%	110%	96%
Commercial	1.38	1.50	1.06	1.57	130	95
Construction	1.33	1.18	3.79	1.31	35	90
Commercial and Industrial	2.53	2.84	3.40	3.77	74	75
Credit card	6.13	5.78	—	—	—	—
Other consumer	0.24	0.26	—	—	—	—
Total	1.76%	1.85%	1.85%	1.84%	96%	100%

At June 30, 2026, the ACL coverage ratio was 1.76%, down 9 bps from December 31, 2025 and up 3 bps compared to June 30, 2025.
The following tables present a summary of the net charge-offs of loans as a percentage of average loans for the periods indicated:

	Three Months Ended June 30,
	2026			2025
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$6	$793,263	—%	$—	$711,116	—%
Commercial	—	1,021,762	—	1,695	953,517	0.71
Construction	356	369,756	0.39	264	341,691	0.31
Commercial and Industrial	556	736,643	0.30	1,065	605,007	0.71
Credit card	2,916	137,052	8.53	2,064	121,414	6.82
Other consumer	—	—	—	—	1,120	—
Total	$3,834	$3,058,476	0.50%	$5,088	$2,733,865	0.75%
_____________
(1)    Annualized.

	Six Months Ended June 30,
	2026			2025
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$6	$784,536	—%	$—	$699,884	—%
Commercial	—	1,011,875	—	1,695	937,295	0.36
Construction	383	367,832	0.21	264	332,034	0.16
Commercial and Industrial	423	733,836	0.12	1,212	592,758	0.41
Credit card	6,016	135,391	8.96	4,361	120,076	7.32
Other consumer	—	—	—	—	2,216	—
Total	$6,828	$3,033,470	0.45%	$7,532	$2,684,263	0.57%
_____________
(1)    Annualized.

Total charge-offs for the six months ended June 30, 2026 were primarily comprised of credit card charge-offs resulting from continued growth in the partially secured and unsecured card portfolio. There were no charge-offs to the commercial real estate loan portfolio for the three and six months ended June 30, 2026, a decrease of $1.7 million from the same periods in 2025. Net charge-offs on an annualized basis of average portfolio loans for the three and six months ended June 30, 2026 were 0.50% and 0.45%, respectively, compared to 0.75% and 0.57% for the same periods in 2025.
As the loan portfolio and ACL review processes continue to evolve, there may be changes to elements of the allowance and this may influence the overall level of the allowance maintained. Historically, the Bank has maintained a loan portfolio with relatively low levels of net charge-offs and low delinquency rates. The maintenance of a high-quality portfolio will continue to be a priority.
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

	June 30, 2026		December 31, 2025
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$7,727	14%	$7,444	14%
Commercial	14,387	26	14,917	27
Construction	4,930	9	4,250	8
Commercial and Industrial	18,474	34	19,818	36
Credit card	8,904	17	8,226	15
Other consumer	9	—	5	—
Total allowance for credit losses	$54,431	100%	$54,660	100%
_______________
(1)Allowance for reserve amount for each loan category shown as a percentage of allowance for credit losses for total portfolio loans.
Total Liabilities
Total liabilities at June 30, 2026 increased $263.3 million from December 31, 2025, due to growth in the deposit portfolio of $277.9 million.

Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including noninterest-bearing demand, interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial relationship managers. Our credit card customers are a significant source of low cost deposits. As of June 30, 2026 and December 31, 2025, our credit card customers accounted for $166.2 million and $163.2 million, or 18.5% and 19.1%, respectively, of our total noninterest-bearing deposit balances.
Major deposit categories are as follows:

Deposits
(in thousands)	June 30, 2026	December 31, 2025
Interest-bearing demand accounts	$391,544	$257,233
Savings	23,077	11,679
Money markets	1,390,778	1,105,183
Customer time deposits	437,358	489,687
Brokered time deposits	230,983	376,677
Total Interest-bearing deposits	2,473,740	2,240,459
Noninterest-bearing demand accounts	897,363	852,741
Total deposits	$3,371,103	$3,093,200
The Company had $231.0 million in brokered deposits at June 30, 2026 compared to $376.7 million at December 31, 2025.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest product concentrations in the deposit portfolio. As of June 30, 2026, these product concentrations represented 5% and 13% of deposits, respectively. As of December 31, 2025, these deposits represented 5% and 10% of deposits, respectively.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2026		For the Year Ended December 31, 2025
(in thousands)	Average Balance	Average Rate(1)	Average Balance	Average Rate
Interest-bearing demand accounts	$305,388	0.81%	$269,224	0.56%
Savings	15,757	1.28	12,789	0.47
Money market accounts	1,252,698	3.26	960,882	3.45
Time deposits	781,809	3.87	825,847	3.51
Total interest-bearing deposits	2,355,652	3.13	2,068,742	3.08
Noninterest-bearing demand accounts	831,847		811,798
Total deposits	$3,187,499	2.31%	$2,880,540	2.21%
_____________
(1)    Annualized.

Deposit costs increased 10 basis points during the six months ended June 30, 2026, as compared to the year ended December 31, 2025, driven by changes in the rate environment and shift in product mix, primarily growth from customer money market deposits with offsetting activity across other deposit products.

Noninterest-bearing deposits represented 26.6% of total deposits at June 30, 2026 compared to 27.57% at December 31, 2025. Insured and protected deposits (including deposits that are indirectly protected under the product terms) were approximately $2.2 billion as of June 30, 2026, representing 66.6% of the Company’s deposit portfolio. The insured and protected amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table presents the maturities of our certificates of deposit, including brokered and customer deposits as of June 30, 2026.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$47,260	$19,701	$71,250	$3,915	$142,126
Less than $250,000	221,027	74,833	187,035	43,320	526,215
Total	$268,287	$94,534	$258,285	$47,235	$668,341
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Total borrowings of $52.1 million at June 30, 2026 remained the same compared to December 31, 2025.
FHLB Advances. The Federal Home Loan Bank (“FHLB”) provides the Company with secured borrowing capacity collateralized by eligible loans and investment securities pledged under a blanket lien arrangement. As of June 30, 2026, approximately $517.6 million of loans were pledged as collateral to the FHLB. In addition, investment securities with a fair value of $110.9 million were pledged and, after applying required collateral haircuts, provided collateral value of $104.4 million. Together, these pledged assets supported total borrowing capacity of $622.0 million. The Company utilizes FHLB advances to support liquidity management and overall balance-sheet positioning, including funding certain fixed-rate loans. As of June 30, 2026, the Company had $50.0 million in outstanding FHLB advances and $572.0 million of available borrowing capacity.
Other Borrowed Funds. The Company has also issued junior subordinated debentures. At June 30, 2026, these other borrowings amounted to $2.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of June 30, 2026, the rate for the Floating Rate Debentures was 5.80%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond provides access to liquidity under the Federal Reserve’s discount window through borrower-in-custody (“BIC”) and national book-entry (“NBE”) arrangements, which allow us to borrow on a collateralized basis using different types of collateral. The Company’s borrowing capacity under the Federal Reserve’s discount window was $127.4 million as of June 30, 2026.
Other Borrowings. The Company also has available lines of credit of $96.0 million with other correspondent banks at June 30, 2026, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at June 30, 2026.

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
During the six months ended June 30, 2026, brokered time deposits decreased $145.7 million from December 31, 2025, reflecting management’s decision to reduce reliance on higher-cost funding. This reduction did not signal a constraint on the Company’s liquidity position; rather, it was more than offset by organic deposit growth across customer deposits. Total deposits increased $277.9 million, or 9%, from December 31, 2025 to $3.4 billion at June 30, 2026, driven by growth in noninterest-bearing demand, money market, savings and interest-bearing demand accounts. The shift in deposit mix from brokered time deposits towards lower-cost, relationship-based core deposits reflects continued execution of the Company’s funding strategy and is expected to reduce overall deposit costs over time. Management believes the Company maintains ample liquidity through its diversified funding base, core deposit growth, and significant available borrowing capacity.
As of June 30, 2026, we had $572.0 million of available borrowing capacity from the FHLB and $127.4 million of available borrowing capacity from the Federal Reserve Bank of Richmond through its discount window arrangement, secured by pledged commercial loans and securities. The Company also maintained $96.0 million of available unsecured lines of credit with other correspondent banks. Unpledged investment securities available as collateral for potential additional borrowings totaled $6.2 million at June 30, 2026. Cash and cash equivalents were $418.3 million at June 30, 2026.

Capital Resources
Stockholders’ equity increased $20.4 million for the period ended June 30, 2026 compared to December 31, 2025 largely due to net income of $26.3 million for the six months ended June 30, 2026. Shares repurchased and retired for the three months ended June 30, 2026, as part of the Company’s stock repurchase program, totaled 1,213 shares at an average price of $30.03, for a total cost of $36 thousand including commissions. There is $12.4 million remaining to be repurchased under the stock repurchase plan authorized and approved in March 2026. The stock repurchase program will expire on December 31, 2026, but may be limited or terminated at any time without prior notice.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $6.3 million at June 30, 2026 and $5.8 million at December 31, 2025. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 2 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available-for-sale for credit losses at June 30, 2026.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 10.85% at June 30, 2026 and 11.14% at December 31, 2025.
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
As of June 30, 2026, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$392,416	10.51%	$149,282	4.00%	$186,602	5.00%
Tier 1 capital (to risk-weighted assets)	392,416	13.23	177,961	6.00	237,281	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	390,354	13.16	133,471	4.50	192,791	6.50
Total capital ratio (to risk-weighted assets)	429,725	14.49	237,281	8.00	296,602	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$331,308	8.97%	$147,688	4.00%	$184,610	5.00%
Tier 1 capital (to risk-weighted assets)	331,308	11.34	175,304	6.00	233,739	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	331,308	11.34	131,478	4.50	189,913	6.50
Total capital ratio (to risk-weighted assets)	368,063	12.60	233,739	8.00	292,173	10.00

December 31, 2025
The Company
Tier 1 leverage ratio (to average assets)	$371,638	10.71%	$138,757	4.00%	$173,446	5.00%
Tier 1 capital (to risk-weighted assets)	371,638	13.05	170,835	6.00	227,780	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	369,576	12.98	128,126	4.50	185,071	6.50
Total capital ratio (to risk-weighted assets)	407,481	14.31	227,780	8.00	284,725	10.00

The Bank
Tier 1 leverage ratio (to average assets)	$316,082	9.24%	$136,858	4.00%	$171,073	5.00%
Tier 1 capital (to risk-weighted assets)	316,082	11.34	167,207	6.00	222,942	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	316,082	11.34	125,405	4.50	181,141	6.50
Total capital ratio (to risk-weighted assets)	351,170	12.60	222,942	8.00	278,678	10.00
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

	As of June 30, 2026	As of December 31, 2025
(in thousands)
Unfunded lines of credit	$487,161	$455,666
Letters of credit	1,633	1,633
Commitment to fund other investments	2,714	2,714
Total credit extension commitments	$491,508	$460,013
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

Core Earnings Metrics	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Income	$14,250	$13,136	$26,268	$27,068
Add: Merger-Related Expenses, Net of Tax	—	1,070	—	2,034
Core Net Income	$14,250	$14,206	$26,268	$29,102

Weighted Average Common Shares - Diluted	16,373	16,802	16,404	16,872
Earnings per Share - Diluted	$0.87	$0.78	$1.60	$1.60
Core Earnings per Share - Diluted	$0.87	$0.85	$1.60	$1.72

Average Assets	$3,761,511	$3,292,533	$3,706,965	$3,257,443
Return on Average Assets(1)	1.52%	1.60%	1.43%	1.68%
Core Return on Average Assets(1)	1.52%	1.73%	1.43%	1.80%

Average Equity	$414,044	$371,795	$409,697	$367,479
Return on Average Equity(1)	13.80%	14.17%	12.93%	14.85%
Core Return on Average Equity(1)	13.80%	15.33%	12.93%	15.97%

Net Interest Income	$50,929	$47,646	$100,327	$93,693
Noninterest Income	14,361	13,106	27,734	25,655
Total Revenue	$65,290	$60,752	$128,061	$119,348
Noninterest Expense	$43,186	$39,572	$86,867	$77,625
Efficiency Ratio(2)	66.14%	65.14%	67.83%	65.04%

Net Interest Income (a)	$50,929	$47,646	$100,327	$93,693
Noninterest Income (b)	14,361	13,106	27,734	25,655
Core Revenue (a) + (b)	$65,290	$60,752	$128,061	$119,348

Noninterest Expense	$43,186	$39,572	$86,867	$77,625
Less: Merger-Related Expenses	—	1,398	—	2,664
Core Noninterest Expense	$43,186	$38,174	$86,867	$74,961
Core Efficiency Ratio (2)	66.14%	62.84%	67.83%	62.81%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Core Net Interest Margin	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Interest Income	$50,929	$47,646	$100,327	$93,693
Less: Credit Card Loan Income	15,808	14,116	30,690	28,264
Core Net Interest Income	35,121	33,530	69,637	65,429
Average Interest Earning Assets	3,619,887	3,163,421	3,564,808	3,125,891
Less: Average Credit Card Loans	137,052	121,414	135,391	120,076
Average Core Interest Earning Assets	$3,482,835	$3,042,007	$3,429,417	$3,005,815
Core Net Interest Margin	4.04%	4.42%	4.09%	4.39%

Core Loan Yield	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Portfolio Loans Receivable Interest Income	$65,110	$60,647	$129,119	$119,100
Less: Credit Card Loan Income	15,808	14,116	30,690	28,264
Core Portfolio Loans Receivable Interest Income	$49,302	$46,531	$98,429	$90,836
Average Portfolio Loans Receivable	3,058,476	2,733,865	3,033,470	2,684,263
Less: Average Credit Card Loans	137,052	121,414	135,391	120,076
Total Core Average Portfolio Loans Receivable	$2,921,424	$2,612,451	$2,898,079	$2,564,187
Core Portfolio Loans Receivable Yield	6.77%	7.14%	6.85%	7.14%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Income	$14,250	$13,136	$26,268	$27,068
Add: Income Tax Expense	4,204	3,963	8,057	8,328
Add: Provision for Credit Losses	3,585	4,081	6,599	6,327
Add: Provision for Credit Losses on Unfunded Commitments	65	—	270	—
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$22,104	$21,180	$41,194	$41,723

Core PPNR	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Income	$14,250	$13,136	$26,268	$27,068
Add: Income Tax Expense	4,204	3,963	8,057	8,328
Add: Provision for Credit Losses	3,585	4,081	6,599	6,327
Add: Provision for Credit Losses on Unfunded Commitments	65	—	270	—
Add: Merger-Related Expenses	—	1,398	—	2,664
Core PPNR	$22,104	$22,578	$41,194	$44,387

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	June 30, 2026	December 31, 2025

Allowance for Credit Losses	$54,431	$54,660
Total Portfolio Loans	3,085,950	2,959,457
Allowance for Credit Losses to Total Portfolio Loans	1.76%	1.85%

Commercial Bank Allowance for Credit Losses to Commercial Bank Portfolio Loans
(in thousands)	June 30, 2026	December 31, 2025

Allowance for Credit Losses	$54,431	$54,660
Less: Credit Card Allowance for Credit Losses	8,904	8,232
Commercial Bank Allowance for Credit Losses	$45,527	$46,428
Total Portfolio Loans	3,085,950	2,959,457
Less: Credit Card Loans	141,446	137,905
Commercial Bank Portfolio Loans	$2,944,504	$2,821,552
Commercial Bank Allowance for Credit Losses to Total Portfolio Loans	1.55%	1.65%

Nonperforming Assets to Total Assets
(in thousands)	June 30, 2026	December 31, 2025

Total Nonperforming Assets	$60,843	$58,276
Total Assets	3,889,938	3,606,207
Nonperforming Assets to Total Assets	1.56%	1.62%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	June 30, 2026	December 31, 2025

Total Nonperforming Loans	$56,987	$54,421
Total Portfolio Loans	3,085,950	2,959,457
Nonperforming Loans to Total Portfolio Loans	1.85%	1.84%

Net Charge-Offs to Average Portfolio Loans	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Total Net Charge-Offs	$3,834	$5,088	$6,828	$7,532
Total Average Portfolio Loans	3,058,476	2,733,865	3,033,470	2,684,263
Net Charge-Offs to Average Portfolio Loans, Annualized	0.50%	0.75%	0.45%	0.57%

Tangible Book Value per Share
(in thousands, except share and per share data)	June 30, 2026	December 31, 2025

Total Stockholders' Equity	$422,205	$401,757
Less: Intangible Assets	40,219	40,740
Tangible Common Equity	$381,986	$361,017
Period End Shares Outstanding	16,289,288	16,373,288
Tangible Book Value per Share	$23.45	$22.05

Return on Average Tangible Common Equity	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Income	$14,250	$13,136	$26,268	$27,068
Add: Intangible Amortization, Net of Tax	201	200	399	399
Net Tangible Income	$14,451	$13,336	$26,667	$27,467
Average Equity	414,044	371,795	409,697	367,479
Less: Average Intangible Assets	40,377	39,534	40,502	38,232
Net Average Tangible Common Equity	$373,667	$332,261	$369,195	$329,247
Return on Average Equity	13.80%	14.17%	12.93%	14.85%
Return on Average Tangible Common Equity	15.51%	16.10%	14.57%	16.82%

Core Return on Average Tangible Common Equity	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Core Net Income	$14,250	$14,206	$26,268	$29,102
Add: Intangible Amortization, Net of Tax	201	200	399	399
Core Net Tangible Income	$14,451	$14,406	$26,667	$29,501
Core Return on Average Tangible Common Equity	15.51%	17.39%	14.57%	18.07%

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

INTEREST SENSITIVITY GAP

June 30, 2026	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$1,231,922	$220,850	$524,536	$1,977,308	$1,131,012	$3,108,320
Securities	3,615	11,899	23,468	38,982	189,672	228,654
Interest-bearing deposits at other financial institutions	393,428	—	—	393,428	—	393,428
Federal funds sold	60	—	—	60	—	60
Total earning assets	$1,629,025	$232,749	$548,004	$2,409,778	$1,320,684	$3,730,462

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$31,110	$62,220	$279,992	$373,322	$1,432,077	$1,805,399
Time deposits	99,280	172,000	349,701	620,981	47,360	668,341
Total interest-bearing deposits	130,390	234,220	629,693	994,303	1,479,437	2,473,740
FHLB Advances	50,000	—	—	50,000	—	50,000
Other borrowed funds	—	2,062	—	2,062	—	2,062
Total interest-bearing liabilities	$180,390	$236,282	$629,693	$1,046,365	$1,479,437	$2,525,802

Period gap	$1,448,635	$(3,533)	$(81,689)	$1,363,413	$(158,753)	$1,204,660
Cumulative gap	1,448,635	1,445,102	1,363,413	1,363,413	1,204,660
Ratio of cumulative gap to total earning assets	38.83%	38.74%	36.55%	36.55%	32.29%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2026:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2026	(15.0)%	(11.1)%	(7.9)%	(4.1)%	0.0%	4.4%	8.8%	13.0%	17.3%
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
The following table illustrates the results of our EVE analysis as of June 30, 2026.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2026	(22.1)%	(13.8)%	(6.8)%	(2.5)%	0.0%	1.6%	2.2%	3.2%	3.8%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended June 30, 2026.
On March 16, 2026, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $15 million of its common stock, par value $0.01 per share (“Common Stock”), or an aggregate of 550,000 shares of Common Stock. The new stock repurchase program will expire on December 31, 2026, but may be limited or terminated at any time without prior notice.
During the three months ended June 30, 2026, the Company repurchased Common Stock under the stock repurchase program as reflected in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	—	$—	88,058	$12,438,329
May 1, 2026 to May 31, 2026	1,213	30.03	89,271	12,401,905
June 1, 2026 to June 30, 2026	—	—	89,271	12,401,905

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), or adopted or terminated any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended June 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: August 7, 2026	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By: /s/ Jacob Dalaya
Name: Jacob Dalaya
Title: Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

