Form 10-Q
period 2026-09-30
Capital Bancorp Inc
filed 2026-11-06
CIK 1419536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2026         OR
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

As of November 4, 2026, the Company had 16,347,193 shares of common stock, par value $0.01 per share, outstanding.

Capital Bancorp, Inc. and Subsidiaries
Form 10-Q
Table of Contents

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Capital Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$15,563	$30,894
Interest-bearing deposits at other financial institutions	246,469	224,611
Federal funds sold	—	60
Total cash and cash equivalents	262,032	255,565
Investment securities available-for-sale	214,486	230,083
Restricted investments	6,360	8,397
Loans held for sale(1)	74,251	25,828
Portfolio loans receivable, net of deferred fees and costs	3,114,264	2,959,457
Less allowance for credit losses	(55,493)	(54,660)
Total portfolio loans held for investment, net	3,058,771	2,904,797
Premises and equipment, net(1)	17,531	15,072
Accrued interest receivable	23,189	16,695
Goodwill	25,969	25,969
Intangible assets	13,989	14,771
Loan servicing assets	1,994	1,816
Deferred tax asset	18,206	14,992
Bank owned life insurance	46,654	45,488
Other assets	39,121	46,734
Total assets	$3,802,553	$3,606,207

Liabilities
Deposits
Noninterest-bearing	$844,536	$852,741
Interest-bearing	2,474,599	2,240,459
Total deposits(1)	3,319,135	3,093,200
Federal Home Loan Bank advances	—	50,000
Other borrowed funds	2,062	2,062
Accrued interest payable	6,843	8,745
Other liabilities	43,063	50,443
Total liabilities	3,371,103	3,204,450

Stockholders' equity
Common stock, $0.01 par value; 49,000,000 shares authorized; 16,328,648 issued and outstanding at September 30, 2026; 16,373,288 issued and outstanding at December 31, 2025	163	164
Additional paid-in capital	114,557	114,604
Retained earnings	325,944	292,749
Accumulated other comprehensive loss	(9,214)	(5,760)
Total stockholders' equity	431,450	401,757
Total liabilities and stockholders' equity	$3,802,553	$3,606,207
_______________
(1)Balances include held for sale transactions in connection with the Chicago Branch Sale.

See accompanying Notes to Unaudited Consolidated Financial Statements
2

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income
Loans, including fees	$68,136	$60,838	$197,684	$180,339
Investment securities available-for-sale	1,826	1,805	5,099	5,248
Federal funds sold and other	2,330	2,248	7,438	6,650
Total interest income	72,292	64,891	210,221	192,237

Interest expense
Deposits	18,959	12,732	55,551	45,966
Borrowed funds	255	139	1,265	558
Total interest expense	19,214	12,871	56,816	46,524

Net interest income	53,078	52,020	153,405	145,713
Provision for credit losses	4,903	4,650	11,502	10,977
Provision for (release of) credit losses on unfunded commitments	(54)	217	216	217
Net interest income after provision for credit losses	48,229	47,153	141,687	134,519

Noninterest income
Service charges on deposits	418	425	1,230	945
Credit card fees	4,520	4,509	13,607	12,529
Mortgage banking revenue	1,849	1,927	5,365	5,512
Government lending revenue	1,474	14	3,604	4,222
Government loan servicing revenue	5,073	4,265	14,721	11,477
Loan servicing rights (government guaranteed)	523	368	1,312	250
Other income (loss)	1,182	(440)	2,934	1,788
Total noninterest income	15,039	11,068	42,773	36,723

Noninterest expenses
Salaries and employee benefits	21,116	17,728	61,500	54,255
Occupancy and equipment	4,144	2,849	11,648	8,754
Professional fees	4,919	2,131	14,009	6,665
Data processing	7,708	7,654	23,026	22,286
Advertising	1,566	1,714	4,848	4,864
Loan processing	543	1,114	3,401	2,836
Merger-related expenses	1,577	697	1,577	3,361
Operational and other card fraud related losses	930	923	2,310	2,759
Regulatory assessment expenses	930	740	2,796	2,513
Other operating	2,289	2,804	7,474	7,686
Total noninterest expenses	45,722	38,354	132,589	115,979
Income before income taxes	17,546	19,867	51,871	55,263
Income tax expense	4,424	4,802	12,481	13,130
Net income	$13,122	$15,065	$39,390	$42,133

Basic earnings per share	$0.81	$0.91	$2.42	$2.54
Diluted earnings per share	$0.80	$0.89	$2.40	$2.50

Weighted average common shares outstanding:
Basic	16,294,485	16,585,538	16,308,989	16,611,360
Diluted	16,482,326	16,844,035	16,436,525	16,850,292

See accompanying Notes to Unaudited Consolidated Financial Statements
3

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$13,122	$15,065	$39,390	$42,133

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	(3,857)	1,740	(4,537)	6,170
Income tax benefit (expense) relating to the items above	921	(424)	1,083	(1,497)
Other comprehensive income (loss)	(2,936)	1,316	(3,454)	4,673
Comprehensive income	$10,186	$16,381	$35,936	$46,806

See accompanying Notes to Unaudited Consolidated Financial Statements
4

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2024	16,662,626	$167	$123,566	$242,875	$(11,469)	$355,139
Net income	—	—	—	13,932	—	13,932
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	2,262	2,262
Stock options exercised, net of shares withheld for purchase price	10,396	—	43	—	—	43
Shares issued as compensation	6,331	—	78	—	—	78
Stock-based compensation	—	—	407	—	—	407
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,666)	—	(1,666)
Shares repurchased and retired	(22,185)	—	(618)	—	—	(618)
Balance, March 31, 2025	16,657,168	$167	$123,476	$255,141	$(9,207)	$369,577
Net income	—	—	—	13,136	—	13,136
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	1,095	1,095
Stock options exercised, net of shares withheld for purchase price	17,958	—	(37)	—	—	(37)
Shares issued as compensation	34	—	1	—	—	1
Stock-based compensation	—	—	478	—	—	478
Cash dividends to stockholders ($0.10 per share)	—	—	—	(1,658)	—	(1,658)
Shares repurchased and retired	(93,170)	(1)	(2,556)	—	—	(2,557)
Balance, June 30, 2025	16,581,990	$166	$121,362	$266,619	$(8,112)	$380,035
Net income	—	—	—	15,065	—	15,065
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	1,316	1,316
Stock options exercised, net of shares withheld for purchase price	6,417	—	(17)	—	—	(17)
Shares issued as compensation	834	—	17	—	—	17
Stock-based compensation	—	—	345	—	—	345
Cash dividends to stockholders ($0.12 per share)	—	—	—	(1,991)	—	(1,991)
Balance, September 30, 2025	16,589,241	$166	$121,707	$279,693	$(6,796)	$394,770

See accompanying Notes to Unaudited Consolidated Financial Statements
5

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars in thousands)	Shares	Amount
Balance, December 31, 2025	16,373,288	$164	$114,604	$292,749	$(5,760)	$401,757
Net income	—	—	—	12,018	—	12,018
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(620)	(620)
Stock options exercised, net of shares withheld for purchase price	13,214	—	87	—	—	87
Shares issued as compensation	22,735	—	621	—	—	621
Stock-based compensation	—	—	512	—	—	512
Cash dividends to stockholders ($0.12 per share)	—	—	—	(1,959)	—	(1,959)
Shares repurchased and retired	(122,757)	(1)	(3,556)	—	—	(3,557)
Balance, March 31, 2026	16,286,480	$163	$112,268	$302,808	$(6,380)	$408,859
Net income	—	—	—	14,250	—	14,250
Unrealized gain on investment securities available-for-sale, net of income taxes	—	—	—	—	102	102
Stock options exercised, net of shares withheld for purchase price	4,021	—	—	—	—	—
Stock-based compensation	—	—	985	—	—	985
Cash dividends to stockholders ($0.12 per share)	—	—	—	(1,955)	—	(1,955)
Shares repurchased and retired	(1,213)	—	(36)	—	—	(36)
Balance, June 30, 2026	16,289,288	$163	$113,217	$315,103	$(6,278)	$422,205
Net income	—	—	—	13,122	—	13,122
Unrealized loss on investment securities available-for-sale, net of income taxes	—	—	—	—	(2,936)	(2,936)
Stock options exercised, net of shares withheld for purchase price	39,360	—	729	—	—	729
Stock-based compensation	—	—	611	—	—	611
Cash dividends to stockholders ($0.14 per share)	—	—	—	(2,281)	—	(2,281)
Balance, September 30, 2026	16,328,648	$163	$114,557	$325,944	$(9,214)	$431,450

See accompanying Notes to Unaudited Consolidated Financial Statements
6

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$39,390	$42,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,502	10,977
Provision for credit losses on unfunded commitments	216	217
Provision for mortgage put-back reserve, net	57	53
Net amortization (accretion) on investment securities available-for-sale	(251)	(39)
Premises and equipment depreciation	2,241	900
Lease asset amortization	1,297	1,274
Amortization of intangible assets	782	784
Purchase accounting accretion, net	(1,177)	(8,108)
Increase in cash surrender value of BOLI	(1,166)	(1,149)
Net decrease (increase) in loan servicing assets	(178)	1,334
Executive long-term incentive plan expense	556	682
Stock-based compensation expense	2,108	1,230
Director and employee compensation paid in Company stock	850	1,029
Deferred income tax expense (benefit)	(2,131)	1,547
Fair value changes in derivative assets and liabilities	(1,312)	(1,331)
Decrease (increase) in valuation of loans held for sale carried at fair value	30	(45)
Proceeds from sales of loans held for sale	283,826	268,901
Originations of loans held for sale	(268,499)	(261,717)
Government lending revenue	(3,604)	(4,222)
Changes in assets and liabilities:
Accrued interest receivable	(6,494)	(2,347)
Taxes payable	799	(4,985)
Other assets	9,118	321
Accrued interest payable	(1,902)	(1,348)
Other liabilities	(13,894)	(2,931)
Net cash provided by operating activities	52,164	43,160

Cash flows from investing activities
Purchases of securities available-for-sale	(50,945)	(35,160)
Proceeds from calls and maturities of securities available-for-sale	62,256	32,359
Net proceeds from (purchases of) restricted investments	2,037	(2,578)
Net increase in portfolio loans receivable	(224,828)	(201,237)
Net purchases of premises and equipment	(2,154)	(1,953)
Net cash used in investing activities	(213,634)	(208,569)

See accompanying Notes to Unaudited Consolidated Financial Statements
7

Capital Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from financing activities
Net increase (decrease) in:
Noninterest-bearing deposits	(8,205)	46,615
Interest-bearing deposits	234,493	110,728
Federal Home Loan Bank advances	(50,000)	—
Dividends paid	(6,195)	(5,315)
Repurchase of common stock	(3,593)	(3,175)
Net proceeds from exercise of stock	1,437	85
Net cash provided by financing activities	167,937	148,938

Net increase (decrease) in cash and cash equivalents	6,467	(16,471)

Cash and cash equivalents, beginning of year	255,565	205,332

Cash and cash equivalents, end of period	$262,032	$188,861

Noncash investing and financing activities:
Reclassification of loans to loans held for sale in conjunction with branch sale	$60,176	$—
Recognition of right-of-use lease asset and lease liability	$3,843	$—
Change in unrealized gains (losses) on investments	$(4,537)	$6,170
Goodwill measurement period adjustment	$—	$4,657

Cash paid during the period for:
Taxes	$12,912	$15,940
Interest	$58,718	$47,872

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
Basis of presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and conform to general practices within the banking industry. The consolidated financial statements include the activity of the Company and its wholly-owned subsidiaries, the Bank, Windsor Advantage™, and Church Street Capital, LLC (“CSC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2025 consolidated balance sheet was derived from audited financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Significant accounting policies:
The preparation of consolidated financial statements in accordance with GAAP requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The primary reference point for the estimates is on historical experience and assumptions believed to be reasonable regarding the value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our significant accounting policies during the three and nine months ended September 30, 2026.
Recently Issued Accounting Pronouncements:
In October 2023, the FASB issued Accounting Standards Update 2023-06, “Disclosure Improvements: Codification Amendments Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06"). ASU 2023-06 incorporates several U.S. SEC disclosure requirements under Regulations S-K and S-X. The amendments in the ASU are intended to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. These requirements are similar to, but require additional information than, generally accepted accounting principles. These new updates modify the disclosure or presentation requirements of a variety of Topics in the Codification. Entities should apply the amendments in ASU 2023-06 prospectively. For entities subject to the SEC’s existing disclosure requirements and for entities that have to file or provide financial statements with or to the SEC for the purpose of selling or issuing securities that do not have contractual limits on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. As a result, the effective date will be different for each individual disclosure based on the effective date of the SEC’s deletion of the related disclosure. Early adoption is prohibited. For all other entities, the effective date will be two years later. Early adoption is permitted for these entities, but not before the provisions of the ASU become effective for entities subject to SEC’s regulation. The effective dates of the amendments are predicated on the SEC removing its related disclosure requirements from its regulations. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently in the process of evaluating this guidance.
In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will update its expense disclosures upon adoption.
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
Reclassifications:
Certain reclassifications have been made to amounts reported in prior periods to conform to the current period presentation. The reclassifications had no material effect on net income, total assets, total liabilities, or total stockholders' equity, or cash flows from operating activities.
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation (continued)
Subsequent events:
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. For further information on a subsequent event related to the Company’s quarterly dividend, refer to Note 14.
Note 2 - Pending Merger Agreement
On September 29, 2026, the Company and Peoples Bancorp, Inc. (“Peoples”), the parent company of Peoples Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to conditions set forth therein, Capital will merge with and into Peoples (the “Merger”), with Peoples continuing as the surviving corporation in the Merger. The Merger Agreement has been unanimously approved by the boards of directors of Peoples and Capital.
At the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, other than shares excluded under the Merger Agreement, will be converted into the right to receive 1.11 shares of Peoples’ common stock, with cash paid in lieu of fractional shares.
Treatment of Equity Awards
The Company has two incentive compensation plans with outstanding stock options and RSUs - the 2002 Stock Option Plan and the Amended and Restated 2017 Stock and Incentive Compensation Plan (the “Plan”). Under the Merger Agreement, at the Effective Time, outstanding Company stock options will become fully vested and be canceled in exchange for a cash payment based on the excess, if any, of the value determined using the (i) product of the Peoples’ common stock closing price and the 1.11 exchange ratio over (ii) the applicable exercise price, multiplied by the number of shares subject to the option, less applicable withholding taxes. Options for which there is no positive excess will be canceled without payment. Outstanding unvested restricted stock and restricted stock unit awards will fully vest, with performance-based conditions deemed achieved at target performance, subject to the applicable Plan’s change-in-control provisions, and will be canceled and converted into the right to receive the merger consideration, together with cash in lieu of fractional shares, less applicable withholding taxes.
These merger-related acceleration and settlement provisions take effect upon consummation of the Merger, rather than upon signing the Merger Agreement. Through September 30, 2026, the Company had not recognized merger-related compensation expense or liabilities for equity awards, retention, severance or change-in-control arrangements. This statement does not refer to compensation expense recognized in the ordinary course under existing awards.
Termination Provisions
The Merger Agreement includes customary termination provisions, including the payment of a termination fee by the Company under certain specified circumstances. The Company may be required to pay Peoples a termination fee of $30.66 million if the Merger Agreement is terminated under specified circumstances involving alternative acquisition proposals, a change in the Company board’s recommendation, or specified breaches of the non-solicitation provisions. The fee is contingent on the

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 2 - Pending Merger Agreement (continued)
applicable contractual triggering events and is not payable solely because the Merger Agreement was signed. As of September 30, 2026, no event triggering payment of the termination fee described above had occurred, and there were no merger-related claims or litigation.
Transaction Costs
The Company incurred $1.6 million in merger-related expense for the three and nine months ended September 30, 2026.
Note 3 - Branch Sale Agreement
On September 29, 2026, the Bank entered into a purchase and assumption agreement (the “P&A Agreement”) with respect to the Bank’s branch office located at North Riverside, Illinois. Pursuant to the P&A Agreement, another financial institution will purchase the branch office as well as certain loans and other assets attributed to the branch office and will also assume certain deposit and other liabilities attributed to the branch office (the “Chicago Branch Sale”). Consummation of the Chicago Branch Sale remains subject to customary closing conditions, including the receipt of all required regulatory approvals and is expected to close during the first quarter of 2027.
Management evaluated the transaction under ASC 360 and ASC 205-20 and concluded that the disposal does not represent a strategic shift that has a major effect on the Company’s operations or financial results. Accordingly, the transaction is not reported as discontinued operations.
The loans are recorded at their amortized cost of $60.2 million and are reported within Loans held for sale on the Consolidated Balance Sheet as of September 30, 2026. The loans will be sold at par value, or the unpaid principal balance on the loan exclusive of any accrued interest, fees, premiums, discounts, reserves or allowances. Upon completion of the sale, the Company will recognize any difference between the sale proceeds and the carrying amount of the loans as a gain or loss. The Branch location’s real estate and furniture and equipment are also classified as held for sale and valued at $1.3 million as of September 30, 2026. These assets are reported in the Premises and equipment, net on the Consolidated Balance Sheet. The Company did not recognize an impairment loss upon classification of the disposal group as held for sale because its carrying amount did not exceed its fair value less cost to sell as of September 30, 2026.
At September 30, 2026, there were approximately $111.1 million of deposits held at the branch office that are expected to be assumed in the Chicago Branch Sale. Based upon the composition of deposits at September 30, 2026, the Bank would have received a deposit premium of approximately $3.2 million had the transaction been completed on that date.
The assets and liabilities subject to the Chicago Branch Sale, as well as their related income statement accounts, are reported within the Company’s Commercial Bank segment.
Note 4 - Investment Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses (“ACL”) of securities available-for-sale at September 30, 2026 and December 31, 2025, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
U.S. Treasuries	$137,905	$5	$(6,598)	$—	$131,312
Municipal	15,270	—	(2,587)	—	12,683
Corporate	1,500	—	(57)	—	1,443
Asset-backed securities	4,546	69	—	—	4,615
Mortgage-backed securities	67,373	—	(2,940)	—	64,433
Total	$226,594	$74	$(12,182)	$—	$214,486

December 31, 2025
U.S. Treasuries	$142,381	$157	$(5,302)	$—	$137,236
Municipal	15,615	66	(1,784)	—	13,897
Corporate	3,500	—	(96)	—	3,404
Asset-backed securities	5,013	13	—	—	5,026
Mortgage-backed securities	71,145	581	(1,206)	—	70,520
Total	$237,654	$817	$(8,388)	$—	$230,083
There were no securities sold during the nine months ended September 30, 2026 or the nine months ended September 30, 2025. There was no ACL required on available-for-sale debt securities in an unrealized loss position at September 30, 2026 and December 31, 2025.
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25,455	$25,346	$54,110	$53,767
One to five years	114,533	107,992	70,534	67,955
Five to ten years	13,182	11,042	34,346	30,847
Beyond ten years	1,505	1,058	2,506	1,968
Asset-backed securities(1)	4,546	4,615	5,013	5,026
Mortgage-backed securities(1)	67,373	64,433	71,145	70,520
Total	$226,594	$214,486	$237,654	$230,083
_______________
(1)    Asset-backed and Mortgage-backed securities are due in monthly installments.
There were no securities pledged to secure public deposits at September 30, 2026, compared to a carrying amount of $1.0 million at December 31, 2025. As of September 30, 2026, approximately $106.8 million of investment securities were pledged as collateral to the FHLB to secure FHLB advances and $101.7 million of investment securities were pledged as collateral to the FRB to support discount window borrowing capacity. As of December 31, 2025, approximately $124.3 million of investment securities were pledged as collateral to the FHLB to secure FHLB advances and $95.5 million of investment securities were pledged as collateral to the FRB to support discount window borrowing

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)
capacity.
At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an ACL has not been recorded at September 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
U.S. Treasuries	$59,781	$(601)	$66,580	$(5,997)	$126,361	$(6,598)
Municipal	4,299	(197)	8,384	(2,390)	12,683	(2,587)
Corporate	—	—	1,443	(57)	1,443	(57)
Mortgage-backed securities	47,401	(1,351)	17,032	(1,589)	64,433	(2,940)
Total	$111,481	$(2,149)	$93,439	$(10,033)	$204,920	$(12,182)

December 31, 2025
U.S. Treasuries	$9,853	$(32)	$95,531	$(5,270)	$105,384	$(5,302)
Municipal	—	—	8,998	(1,784)	8,998	(1,784)
Corporate	—	—	3,404	(96)	3,404	(96)
Mortgage-backed securities	214	(29)	18,466	(1,177)	18,680	(1,206)
Total	$10,067	$(61)	$126,399	$(8,327)	$136,466	$(8,388)
At September 30, 2026, there were six treasury securities, three municipal securities, and seventeen mortgage-backed securities that had been in an unrealized loss position for less than twelve months. At December 31, 2025, there was one treasury security and three mortgage-backed securities that had been in an unrealized loss position for less than twelve months. At September 30, 2026, there were seven treasury securities, ten municipal securities, two corporate securities, and ten mortgage-backed securities that had been in an unrealized loss position for greater than twelve months. At December 31, 2025, there were ten treasury securities, ten municipal securities, three corporate securities, and eight mortgage-backed securities that had been in an unrealized loss position for greater than twelve months.
As of September 30, 2026, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2026 before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of September 30, 2026 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at September 30, 2026, other than securities issued or guaranteed by U.S. Government entities or agencies including U.S. Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:
Corporate Securities — There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are two securities, all of which are subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $1 million.
Municipal Securities — All of the Company’s holdings of municipal bonds were investment grade and

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 4 - Investment Securities (continued)
there have been no payment defaults. Summary ratings information at September 30, 2026, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poors or Fitch, is as follows: AAA - 78% of the portfolio; AA+ - 22%.
Asset-backed Securities — There are three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of September 30, 2026.
Note 5 - Loan Servicing
Activity for loan servicing rights is as follows for the periods presented:

Loan servicing rights:
(in thousands)	September 30, 2026	December 31, 2025
Balance at beginning of period	$1,816	$5,511
Additions	550	182
Measurement period adjustments	—	(2,107)
Other changes in fair value	(372)	(1,770)
Balance at end of period	$1,994	$1,816
The loan servicing rights balance consisted of a principal balance of $760.5 million and $738.9 million as of September 30, 2026 and December 31, 2025, respectively. The fair value at September 30, 2026 was determined using a discount rate of 13.0%, a weighted average prepayment speed of 17.2% and a weighted average default rate of 0.7%. The fair value at December 31, 2025 was determined using a discount rate of 12.8%, a weighted average prepayment speed of 16.6% and a weighted average default rate of 0.7%.
Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses
The following is a summary of the major categories of total loans outstanding:

	September 30, 2026		December 31, 2025
(in thousands)	Amount	Percent	Amount	Percent
Real estate:
Residential	$784,220	25%	$765,808	26%
Commercial	1,024,754	33	997,081	34
Construction	380,688	12	359,566	12
Commercial and Industrial	774,297	25	698,289	23
Credit card, net of reserve(1)	149,184	5	142,397	5
Other consumer	5,539	—	1,930	—
Portfolio loans receivable, gross	3,118,682	100%	2,965,071	100%
Deferred origination fees, net	(4,418)		(5,614)
Allowance for credit losses	(55,493)		(54,660)
Portfolio loans receivable, net	$3,058,771		$2,904,797
_______________
(1)    Credit card loans are presented net of reserve for interest and fees.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following tables set forth the changes in the ACL by loan segment class for the three and nine months ended September 30, 2026 and September 30, 2025.

(in thousands)	Beginning Balance	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2026
Real estate:
Residential	$7,727	$(296)	$(174)	$2	$7,259
Commercial	14,387	(508)	—	—	13,879
Construction	4,930	501	—	—	5,431
Commercial and Industrial	18,474	1,605	(471)	—	19,608
Credit card	8,904	3,587	(3,198)	—	9,293
Other consumer	9	14	—	—	23
Total	$54,431	$4,903	$(3,843)	$2	$55,493

Nine Months Ended September 30, 2026
Real estate:
Residential	$7,444	$(7)	$(180)	$2	$7,259
Commercial	14,917	(1,038)	—	—	13,879
Construction	4,250	1,564	(383)	—	5,431
Commercial and Industrial	19,818	684	(1,639)	745	19,608
Credit card	8,226	10,281	(9,220)	6	9,293
Other consumer	5	18	—	—	23
Total	$54,660	$11,502	$(11,422)	$753	$55,493

(in thousands)	Beginning Balance	Measurement Period Adjustment for Acquired PCD Loans	Provision (Release of Provision) for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Three Months Ended September 30, 2025
Real estate:
Residential	$6,772	$—	$249	$—	$7	$7,028
Commercial	14,262	—	603	—	—	14,865
Construction	3,410	—	321	—	—	3,731
Commercial and Industrial	16,249	3,424	680	(336)	—	20,017
Credit card	6,749	—	2,797	(2,156)	9	7,399
Other consumer	5	—	—	—	—	5
Total	$47,447	$3,424	$4,650	$(2,492)	$16	$53,045

Nine Months Ended September 30, 2025
Real estate:
Residential	$6,945	$—	$76	$(1)	$8	$7,028
Commercial	16,041	—	519	(1,695)	—	14,865
Construction	2,973	—	1,022	(264)	—	3,731
Commercial and Industrial	16,377	3,424	1,764	(1,597)	49	20,017
Credit card	6,301	—	7,606	(6,524)	16	7,399
Other consumer	15	—	(10)	—	—	5
Total	$48,652	$3,424	$10,977	$(10,081)	$73	$53,045

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Past due loans, segregated by age and class of loans, as of September 30, 2026 and December 31, 2025 were as follows:

Portfolio Loans Past Due
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
(in thousands)
September 30, 2026
Real estate:
Residential	$9,022	$2,603	$4,791	$16,416	$767,804	$784,220	$—	$4,790
Commercial	8,839	552	12,535	21,926	1,002,828	1,024,754	297	12,505
Construction	—	2,234	14,403	16,637	364,051	380,688	360	14,044
Commercial and Industrial	5,580	1,753	20,843	28,176	746,121	774,297	904	25,017
Credit card	8,077	7,198	3,233	18,508	130,676	149,184	3,233	—
Other consumer	—	—	—	—	5,539	5,539	—	—
Total	$31,518	$14,340	$55,805	$101,663	$3,017,019	$3,118,682	$4,794	$56,356

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Portfolio Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans

December 31, 2025
Real estate:
Residential	$3,886	$573	$8,480	$12,939	$752,869	$765,808	$740	$7,741
Commercial	8,148	1,166	15,660	24,974	972,107	997,081	862	15,624
Construction	2,591	—	4,717	7,308	352,258	359,566	—	4,717
Commercial and Industrial	3,501	5,134	22,496	31,131	667,158	698,289	279	26,339
Credit card	7,555	6,887	2,691	17,133	125,264	142,397	2,691	—
Other consumer	—	—	—	—	1,930	1,930	—	—
Total	$25,681	$13,760	$54,044	$93,485	$2,871,586	$2,965,071	$4,572	$54,421
There were $10.4 million and $6.1 million of loans secured by one-to-four family residential properties in the process of foreclosure as of September 30, 2026 and December 31, 2025, respectively.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following presents the nonaccrual loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
(in thousands)

Real estate:
Residential	$4,417	$373	$4,790
Commercial	8,171	4,334	12,505
Construction	$8,730	$5,314	$14,044
Commercial and Industrial	4,180	20,837	25,017
Total	$25,498	$30,858	$56,356

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans

Real estate:
Residential	$7,435	$306	$7,741
Commercial	10,159	5,465	15,624
Construction	4,717	—	4,717
Commercial and Industrial	6,907	19,432	26,339
Total	$29,218	$25,203	$54,421
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

Collateral dependent loans amortized cost
(in thousands)	September 30, 2026	December 31, 2025
Real estate:
Residential	$4,052	$6,449
Commercial	11,612	15,653
Construction	13,320	5,079
Commercial and Industrial	16,364	18,605
Total	$45,348	$45,786
Of the collateral dependent loans as of September 30, 2026, a specific reserve of $0.1 million, $0.5 million, $0.9 million and $4.5 million was assessed for residential real estate, commercial real estate, construction and commercial and industrial loans, respectively. Of the collateral dependent loans as of December 31, 2025, a specific reserve of $40 thousand, $1.3 million and $4.2 million was assessed for residential real estate, commercial real estate and commercial and industrial loans. There was no specific reserve for construction loans.
The Company made five loan modifications on loans to borrowers experiencing financial difficulty during the three months ended September 30, 2026 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial	$267	0.026%	For one loan, a payment deferral of 9 months, after which payments resume on a fully amortizing basis.
Commercial and Industrial	958	0.124%
For two loans, reduced contractual interest rate from 9.500% to 6.000% for a modification period of 6.5 months, after which payments resume on a fully amortizing principal and interest basis for the remaining term.
For one loan, a payment deferral of 6 months, after which payments resume on a fully amortizing principal and interest basis for the remaining term.
For one loan, restructured payment terms for an interest-only payment period of 6 months, followed by a return to fully amortizing principal and interest payments under contractual terms.

Total	$1,225

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The Company made seventeen loan modifications on loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 as follows:

Modifications
(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial	$5,246	0.512%
For one loan, a payment deferral of 9 months, after which payments resume on a fully amortizing basis.
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

Commercial and Industrial	6,987	0.902%
For two loans, reduced contractual interest rate based from 9.500% to 6.000% for a modification period of 6.5 months, after which payments resume on a fully amortizing principal and interest basis for the remaining term.
For one loan, a payment deferral of 6 months, after which payments resume on a fully amortizing principal and interest basis for the remaining term.
For one loan, restructured payment terms for an interest-only payment period of 6 months, followed by a return to fully amortizing principal and interest payments under contractual terms.
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
For one loan, a payment deferral of 4 months and reduced contractual floating interest rate based on Prime to 7.000% fixed rate for 6 months.
For one loan, a payment deferral of 6 months.
For one loan, a payment deferral of 7 months.

Total	$12,233
The Company made no loan modifications on loans to borrowers experiencing financial difficulty during the three months ended September 30, 2025. The Company made one loan modification on loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2025.

(in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate:
Commercial and Industrial	$44	0.007%	Extended maturity date of one loan which reduced monthly payment amount for the borrower.
Total	$44

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
The following table presents the payment status of loans that have been modified in the last twelve months:

	September 30, 2026
		Past Due	Past Due
(in thousands)	Current	30-89 Days	90 Days or More	Nonaccrual	Total
Real estate:
Commercial	$3,182	$—	$—	$3,736	$6,918
Commercial and Industrial	5	571	—	5,726	6,302
	$3,187	$571	$—	$9,462	$13,220
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

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
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

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

September 30, 2026	Term Loans by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Residential – Real estate
Pass	$135,401	$173,398	$100,822	$88,216	$95,025	$181,312	$—	$774,174
Special Mention	—	—	355	2,573	—	1,244	—	4,172
Substandard	—	—	—	—	132	5,742	—	5,874
Doubtful	—	—	—	—	—	—	—	—
Total	135,401	173,398	101,177	90,789	95,157	188,298	—	784,220
Commercial – Real estate
Pass	124,110	194,692	197,462	48,839	101,660	290,884	—	957,647
Special Mention	—	—	—	2,300	38,107	7,840	—	48,247
Substandard	—	—	—	5,865	5,039	7,956	—	18,860
Doubtful	—	—	—	—	—	—	—	—
Total	124,110	194,692	197,462	57,004	144,806	306,680	—	1,024,754
Construction – Real estate
Pass	84,765	125,442	58,344	35,144	34,833	17,518	—	356,046
Special Mention	—	—	—	1,000	—	6,030	—	7,030
Substandard	—	372	5,946	7,163	—	4,131	—	17,612
Doubtful	—	—	—	—	—	—	—	—
Total	84,765	125,814	64,290	43,307	34,833	27,679	—	380,688
Commercial and Industrial
Pass	175,282	170,580	132,168	56,412	79,772	122,731	—	736,945
Special Mention	1,545	—	—	3,003	—	3,769	—	8,317
Substandard	—	2,092	851	13,050	1,724	11,318	—	29,035
Doubtful	—	—	—	—	—	—	—	—
Total	176,827	172,672	133,019	72,465	81,496	137,818	—	774,297
Other consumer
Pass	4,117	336	949	—	26	111	—	5,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	4,117	336	949	—	26	111	—	5,539
Credit card
Ungraded	—	—	—	—	—	—	149,184	149,184
Portfolio loans receivable, gross	$525,220	$666,912	$496,897	$263,565	$356,318	$660,586	$149,184	$3,118,682

September 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$174	$6	$—	$180
Commercial real estate	—	—	—	—	—	—	—	—
Construction	—	—	—	—	27	356	—	383
Commercial and Industrial	—	214	183	352	649	241	—	1,639
Credit card	—	—	—	—	—	—	9,220	9,220
Total	$—	$214	$183	$352	$850	$603	$9,220	$11,422

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)

December 31, 2025	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential – Real estate
Pass	$217,066	$110,098	$99,956	$101,423	$68,092	$153,724	$—	$750,359
Special Mention	—	—	1,992	1,882	1,236	3,567	—	8,677
Substandard	—	287	—	132	792	5,561	—	6,772
Doubtful	—	—	—	—	—	—	—	—
Total	217,066	110,385	101,948	103,437	70,120	162,852	—	765,808
Commercial – Real estate
Pass	197,639	206,587	56,303	126,746	125,612	218,736	—	931,623
Special Mention	—	—	2,300	39,276	4,933	2,820	—	49,329
Substandard	—	86	5,957	5,860	1,744	2,482	—	16,129
Doubtful	—	—	—	—	—	—	—	—
Total	197,639	206,673	64,560	171,882	132,289	224,038	—	997,081
Construction – Real estate
Pass	110,320	94,973	77,852	41,729	7,198	18,856	—	350,928
Special Mention	—	—	1,000	—	724	—	—	1,724
Substandard	—	—	255	2,197	1,536	2,926	—	6,914
Doubtful	—	—	—	—	—	—	—	—
Total	110,320	94,973	79,107	43,926	9,458	21,782	—	359,566
Commercial and Industrial
Pass	210,890	146,107	94,365	91,066	30,540	95,813	—	668,781
Special Mention	—	—	—	320	—	221	—	541
Substandard	—	892	14,941	2,414	5,401	5,319	—	28,967
Doubtful	—	—	—	—	—	—	—	—
Total	210,890	146,999	109,306	93,800	35,941	101,353	—	698,289
Other consumer
Pass	760	963	—	46	40	121	—	1,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	760	963	—	46	40	121	—	1,930
Credit card
Ungraded	—	—	—	—	—	—	142,397	142,397
Portfolio loans receivable, gross	$736,675	$559,993	$354,921	$413,091	$247,848	$510,146	$142,397	$2,965,071

December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Gross Charge-Offs
Residential real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	197	—	1,695	—	1,892
Construction	—	—	—	—	—	264	—	264
Commercial and Industrial	—	101	2,339	347	8	625	—	3,420
Credit card	—	—	—	—	—	—	9,036	9,036
Total	$—	$101	$2,339	$544	$8	$2,584	$9,036	$14,612

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
Outstanding loan commitments were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Unused lines of credit on portfolio loans held for investment
Real Estate:
Residential	$14,018	$22,858
Residential - Home Equity	39,793	41,864
Commercial	37,102	69,887
Construction	112,417	91,203
Commercial and Industrial	103,177	90,990
Credit card(1)	150,980	138,632
Other consumer	235	232
Total	$457,722	$455,666

Unused lines of credit on loans reclassified to held for sale (pending branch sale)
Real Estate:
Residential	$593	$—
Residential - Home Equity	789
Commercial	1,351	—
Commercial and Industrial	94	—
Total	$2,827	$—

Letters of credit	$1,797	$1,633
_______________
(1)Outstanding loan commitments in the credit card portfolio include $97.7 million and $95.9 million in secured and partially secured balances as of September 30, 2026 and December 31, 2025, respectively.

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
The Company maintains an estimated reserve for unfunded commitments and certain off-balance sheet items such as unfunded lines of credit, which is reflected in other liabilities, with increases or decreases in the reserve being charged to or released from operating expense. Activity for this account is as follows for the periods presented:

	Three months ended		Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$1,649	$1,191	$1,379	$1,191
Provision for (release of) credit losses on unfunded commitments	(54)	217	216	217
Balance at end of period	$1,595	$1,408	$1,595	$1,408

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 6 - Portfolio Loans Receivable and Allowance for Credit Losses (continued)
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
The Company maintains a reserve for potential losses on mortgage loans and USDA/SBA loans sold, which is reflected in other liabilities, with changes being charged to or released from operating expense. Activity in this reserve is as follows for the periods presented:

	Three months ended		Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$1,465	$2,294	$2,339	$2,260
Reserve utilization	—	—	(916)	—
Provision for put-back reserve	15	19	57	53
Balance at end of period	$1,480	$2,313	$1,480	$2,313
Note 7 - Derivative Financial Instruments
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
The market value of mortgage origination commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of mortgage origination commitments by estimating the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded. See Note 10 - Fair Value Measurements for information regarding valuation techniques, significant inputs, and fair value hierarchy classification for derivative instruments.
The notional amount and estimated fair value of mortgage banking derivatives included in the consolidated balance sheets is summarized as follows:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 7 - Derivative Financial Instruments (continued)

	September 30, 2026		December 31, 2025
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Included in other assets:
Mortgage origination commitments	$220,990	$7,219	$176,106	$5,892
Open forward delivery sales agreements (hedge MTM)	8,500	227	—	—
Open mandatory delivery commitments	—	—	7,981	31
Open forward delivery sales agreements (pipeline hedge)	—	—	4,772	18
Total included in other assets	$229,490	$7,446	$188,859	$5,941

Included in other liabilities:
Open forward delivery sales agreements (pipeline hedge)	$4,262	$63	$—	$—
Open mandatory delivery commitments	5,893	160	—	—
Open forward delivery sales agreements (hedge MTM)	—	—	8,500	30
Total included in other liabilities	$10,155	$223	$8,500	$30
The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking revenue is summarized as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(in thousands)
Mortgage origination commitments	$773	$541	$1,326	$1,326
Open forward delivery sales agreements (hedge MTM)	224	91	257	(5)
Open forward delivery sales agreements (pipeline hedge)	(57)	(59)	(81)	14
Open mandatory delivery commitments	(166)	(29)	(191)	46
Total	$774	$544	$1,311	$1,381
Note 8 - Leases
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
The Company determines if an arrangement is a lease at inception. Operating lease Right of Use (“ROU”) assets are included in premises and equipment, and operating lease liabilities are included as other liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The historical weighted average discount rate was 4.63% at September 30, 2026 and 5.08% at December 31, 2025. The operating lease ROU asset also includes any lease pre-payments. The Company's lease terms may

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 8 - Leases (continued)
include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of September 30, 2026, the Company’s net lease ROU assets and related lease liabilities were $6.6 million and $7.5 million, respectively, compared to December 31, 2025 balances of $4.0 million of ROU assets and $4.6 million of lease liabilities. The leases have remaining terms ranging from one to seven years, including extension options that the Company is reasonably certain will be exercised, and a weighted-average remaining lease term of 4.2 years. As of September 30, 2026, the Company had entered into one lease agreement that had not yet commenced. The agreement, a 64-month lease for loan production office use in Towson, Maryland commenced on October 5, 2026. Total undiscounted contractual lease payments under this lease are approximately $0.4 million. The Company’s lease information is summarized as follows:

(in thousands)	September 30, 2026	December 31, 2025
Lease Right of Use Asset:
Lease asset	$10,821	$6,978
Less: Accumulated amortization	(4,256)	(2,959)
Net lease asset	$6,565	$4,019

Lease Liability:
Short-term lease liability	$1,822	1,778
Long-term lease liability	5,657	2,794
Net lease liability	$7,479	$4,572
Future minimum payments for operating leases with initial or remaining terms of one year or more are as follows:

(in thousands)	September 30, 2026
Amounts due in:
2026	$531
2027	2,093
2028	1,951
2029	1,883
2030	962
2031 and thereafter	777
Total future lease payments	8,197
Discount of cash flows	(718)
Present value of net future lease payments	$7,479

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 9 - Goodwill and Intangible Assets
The change in goodwill during the periods ended September 30, 2026 and December 31, 2025 is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Balance at beginning of period	$25,969	$21,126
Acquired goodwill	—	—
Measurement period adjustment	—	4,843
Balance at end of period	$25,969	$25,969
At September 30, 2026, the Company’s reporting units include attributable goodwill from the IFH acquisition. The Company has elected to perform a qualitative assessment annually as of October 1 to determine if it is more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.
Acquired amortizing intangible assets were as follows for the period presented:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer list intangible	$12,200	$(1,407)	$10,793	$12,200	$(879)	$11,321
Trade name intangible	2,100	(280)	1,820	2,100	(175)	1,925
Core deposits intangible	1,779	(403)	1,376	1,779	(254)	1,525
Total amortized intangible assets	$16,079	$(2,090)	$13,989	$16,079	$(1,308)	$14,771
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
Amortization expense was $261 thousand for the three months ended September 30, 2026 and $782 thousand for the nine months ended September 30, 2026. There was $262 thousand of amortization expense for the three months ended September 30, 2025 and $784 thousand for the nine months ended September 30, 2025.
At September 30, 2026, scheduled amortization of the intangible assets for each of the next five years is as follows:

(in thousands)
2026	$261
2027	1,038
2028	1,033
2029	1,026
2030	1,019
Thereafter	9,612
Total	$13,989

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 10 - Fair Value

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
Loans held for sale - Loans held for sale consist of mortgage loans held for sale and loans classified as held for sale in connection with the Chicago Branch Sale. Only the mortgage loans held for sale are measured under the fair value option and are included in the table below. Loans associated with the Chicago Branch Sale are carried at amortized cost and are not included in this recurring fair value disclosure. The fair value of mortgage loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).
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
Derivative financial instruments - The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 10 - Fair Value (continued)
brokers, market transactions and third-party pricing services. See Note 7 - Derivative Financial Instruments for additional information on derivatives.

The Company has categorized its financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 as follows:

(in thousands)
September 30, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale
U.S. Treasuries	$131,312	$131,312	$—	$—
Municipal	12,683	—	12,683	—
Corporate	1,443	—	1,443	—
Asset-backed securities	4,615	—	4,615	—
Mortgage-backed securities	64,433	—	64,433	—
Total	$214,486	$131,312	$83,174	$—
Mortgage loans held for sale	$14,075	$—	$14,075	$—
Loan servicing assets	$1,994	$—	$1,994	$—
Derivative assets	$7,446	$—	$7,446	$—
Derivative liabilities	$223	$—	$223	$—

December 31, 2025
Investment securities available-for-sale
U.S. Treasuries	$137,236	$137,236	$—	$—
Municipal	13,897	—	13,897	—
Corporate	3,404	—	3,404	—
Asset-backed securities	5,026	—	5,026	—
Mortgage-backed securities	70,520	—	70,520	—
Total	$230,083	$137,236	$92,847	$—
Mortgage loans held for sale	$25,828	$—	$25,828	$—
Loan servicing assets	$1,816	$—	$1,816	$—
Derivative assets	$5,941	$—	$5,941	$—
Derivative liabilities	$30	$—	$30	$—
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
The following table reflects the difference between the fair value carrying amount of loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity:

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 10 - Fair Value (continued)

Fair Value of Mortgage Loans Held for Sale
(in thousands)	September 30, 2026	December 31, 2025
Aggregate fair value	$14,075	$25,828
Contractual principal	13,775	25,332
Difference	$300	$496
The Company has elected to account for mortgage loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. There was one held for sale loan with a balance of $0.3 million that was classified as nonaccrual as of September 30, 2026. There were no held for sale loans that were classified as nonaccrual as of December 31, 2025.
Fair value measurements on a nonrecurring basis
Collateral dependent loans - The Company has measured expected credit losses based on the fair value of the loan's collateral, where appropriate. Fair value of the collateral is generally determined based upon independent third-party appraisals of the properties. These assets are included as Level 3 fair values. As of September 30, 2026 and December 31, 2025, the fair values consist of loan balances subject to collateral-dependent evaluation of $20.7 million and $13.8 million, with specific reserves of $6.0 million and $5.6 million, respectively.
Foreclosed real estate - The Company's foreclosed real estate is measured at fair value less cost to sell. Fair value is determined based on offers and/or appraisals. Cost to sell the real estate is based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. As of September 30, 2026, the Company held $3.9 million of foreclosed real estate, which rolls up into Other assets on the consolidated balance sheet. As of December 31, 2025, there was $3.9 million of foreclosed real estate held by the Company.
The Company has categorized its financial instruments measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 as follows:

(in thousands)	September 30, 2026	December 31, 2025
Collateral dependent loans
Level 3 inputs	$14,650	$8,254

Foreclosed real estate
Level 3 inputs	3,856	3,856

Total	$18,506	$12,110

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 10 - Fair Value (continued)
The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2026 and December 31, 2025:

Unobservable Inputs
	Valuation Technique	Unobservable Inputs	Range of Inputs
September 30, 2026
Collateral dependent evaluated loans	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 40%
Foreclosed real estate	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 30%

December 31, 2025	Valuation Technique	Unobservable Inputs	Range of Inputs
Collateral dependent evaluated loans	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 30% [1]
Foreclosed Real Estate	Appraised Value	Discounts to appraisals for estimated holding and/or selling costs	0 to 30%
_______________
(1)    A discount rate of 63.4% was used for one acquired PCD loan that was evaluated as a measurement period adjustment during 2025 to the Day-1 purchase accounting. All other collateral dependent evaluated loans used a range of 0 to 30%.
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
As of September 30, 2026, the techniques used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2025. The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually evaluated loans, and all other loans. The results are then adjusted to account for credit risk as described above. The Company also applies an additional discount through a discounted cash flow model to reflect illiquidity risk, using discount rates that incorporate credit risk over the life of the loans.
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

Note 10 - Fair Value (continued)
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
The table below presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1
Cash and due from banks	$15,563	$15,563	$30,894	$30,894
Interest-bearing deposits at other financial institutions	246,469	246,469	224,611	224,611
Federal funds sold	—	—	60	60
Level 2
Accrued interest receivable	$23,189	$23,189	$16,695	$16,695
Level 3
Portfolio loans receivable	$3,114,264	$3,034,392	2,959,457	$2,904,762
Restricted investments	6,360	N/A	8,397	N/A
Foreclosed real estate	3,856	3,856	3,856	3,856

Financial liabilities
Level 1
Noninterest-bearing deposits	$844,536	$844,536	$852,741	$852,741
Level 2
Accrued interest payable	$6,843	$6,843	$8,745	$8,745
Level 3
Interest-bearing deposits	$2,474,599	$2,474,743	$2,240,459	$2,243,002
FHLB advances and other borrowed funds	2,062	2,245	52,062	51,937

Note 11 - Segments
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

Note 11 - Segments (continued)

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
The Company formed Church Street Capital, LLC (“Church Street Capital” or “CSC”) in 2014 to provide short-term real estate financing to Washington, D.C. area investors and developers that may not meet all Bank credit criteria. CSC operates as a wholly owned subsidiary of Capital Bancorp, Inc. CSC originates and services a portfolio of primarily mezzanine loans with certain characteristics that do not meet Capital Bank’s general underwriting standards but command a higher rate of return. At September 30, 2026, CSC had loans totaling $5.7 million with a collectively assessed ACL of $315 thousand. Refer to

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 11 - Segments (continued)

Note 6 - ''Portfolio Loans Receivable and Allowance for Credit Losses'' to the “Notes to Unaudited Consolidated Financial Statements” for further discussion of the consolidated ACL. The operations of CSC are included within the Commercial Bank segment performance.
Accounting policies for segments are discussed in detail in Note 1 - ''Nature of Business and Basis of Presentation'' in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Segment performance is evaluated using income (loss) before taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value.
The following schedules reported internally for performance assessment by the chief operating decision maker present financial information for each reportable segment at and for the three and nine months ended September 30, 2026 and 2025.

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 11 - Segments (continued)

For the Three Months Ended September 30, 2026
(in thousands)	Commercial Bank(2)(3)	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$55,580	$16,517	$—	$195	$72,292
Interest expense	19,128	—	—	86	19,214
Net interest income	36,452	16,517	—	109	53,078
Provision for credit losses	1,316	3,587	—	—	4,903
Release of credit losses on unfunded commitments	(54)	—	—	—	(54)
Net interest income after provision	35,190	12,930	—	109	48,229
Noninterest income
Service charges on deposits	418	—	—	—	418
Credit card fees	—	4,520	—	—	4,520
Mortgage banking revenue	490	—	—	1,359	1,849
Government lending revenue	1,474	—	—	—	1,474
Government loan servicing revenue(1)	(1,665)	—	6,738	—	5,073
Loan servicing rights (government guaranteed)	523	—	—	—	523
Other income	877	31	5	269	1,182
Total noninterest income	2,117	4,551	6,743	1,628	15,039
Noninterest expenses
Salaries and employee benefits	11,879	4,319	3,095	1,823	21,116
Occupancy and equipment	2,441	1,064	436	203	4,144
Professional fees	2,469	1,736	287	427	4,919
Data processing	442	7,152	62	52	7,708
Advertising	1,183	143	123	117	1,566
Loan processing	266	5	1	271	543
Merger-related expenses	1,577	—	—	—	1,577
Operational and other card fraud related losses	73	812	23	22	930
Regulatory assessment expenses	563	232	70	65	930
Other operating	1,332	262	563	132	2,289
Total noninterest expenses	22,225	15,725	4,660	3,112	45,722
Net income (loss) before taxes	$15,082	$1,756	$2,083	$(1,375)	$17,546

Total assets	$3,607,589	$144,462	$28,508	$21,994	$3,802,553
_______________
(1)    Gross government loan servicing revenue totaled $6.7 million, including $1.7 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the three months ended September 30, 2026.
(2)    Commercial Bank’s return on assets of 1.66% for the three months ended September 30, 2026 is calculated by dividing net income before taxes by total assets.
(3)    Commercial Bank’s efficiency ratio of 57.6% for the three months ended September 30, 2026 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 11 - Segments (continued)

For the Three Months Ended September 30, 2025
(in thousands)	Commercial Bank(2)(3)	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$49,035	$15,628	$—	$228	$64,891
Interest expense	12,768	—	—	103	12,871
Net interest income	36,267	15,628	—	125	52,020
Provision for credit losses	1,852	2,798	—	—	4,650
Provision for credit losses on unfunded commitments	217	—	—	—	217
Net interest income after provision	34,198	12,830	—	125	47,153
Noninterest income
Service charges on deposits	425	—	—	—	425
Credit card fees	—	4,509	—	—	4,509
Mortgage banking revenue	315	—	—	1,612	1,927
Government lending revenue	14	—	—	—	14
Government loan servicing revenue(1)	(1,074)	—	5,339	—	4,265
Loan servicing rights (government guaranteed)	368	—	—	—	368
Other income (loss)	(557)	(33)	—	150	(440)
Total noninterest income	(509)	4,476	5,339	1,762	11,068
Noninterest expenses
Salaries and employee benefits	10,559	3,271	2,455	1,443	17,728
Occupancy and equipment	1,635	632	416	166	2,849
Professional fees	1,079	571	198	283	2,131
Data processing	350	7,154	97	53	7,654
Advertising	694	833	76	111	1,714
Loan processing	740	15	67	292	1,114
Merger-related expenses	697	—	—	—	697
Operational and other card fraud related losses	—	923	—	—	923
Regulatory assessment expenses	788	(30)	(11)	(7)	740
Other operating	1,493	587	614	110	2,804
Total noninterest expenses	18,035	13,956	3,912	2,451	38,354
Net income (loss) before taxes	$15,654	$3,350	$1,427	$(564)	$19,867

Total assets	$3,213,222	$134,422	$21,743	$20,055	$3,389,442
_______________
(1)    Gross government loan servicing revenue totaled $5.3 million, including $1.1 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the three months ended September 30, 2025.
(2)    Commercial Bank’s return on assets of 1.93% for the three months ended September 30, 2025 is calculated by dividing net income before taxes by total assets.
(3)    Commercial Bank’s efficiency ratio of 50.4% for the three months ended September 30, 2025 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 11 - Segments (continued)

For the Nine Months Ended September 30, 2026
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$162,024	$47,573	$—	$624	$210,221
Interest expense	56,494	—	—	322	56,816
Net interest income	105,530	47,573	—	302	153,405
Provision for credit losses	1,221	10,281	—	—	11,502
Provision for credit losses on unfunded commitments	216	—	—	—	216
Net interest income after provision	104,093	37,292	—	302	141,687
Noninterest income
Service charges on deposits	1,230	—	—	—	1,230
Credit card fees	—	13,607	—	—	13,607
Mortgage banking revenue	1,184	—	—	4,181	5,365
Government lending revenue	3,604	—	—	—	3,604
Government loan servicing revenue(1)	(4,183)	—	18,904	—	14,721
Loan servicing rights (government guaranteed)	1,312	—	—	—	1,312
Other income	2,202	73	5	654	2,934
Total noninterest income	5,349	13,680	18,909	4,835	42,773
Noninterest expenses
Salaries and employee benefits	36,017	11,998	8,384	5,101	61,500
Occupancy and equipment	6,626	3,229	1,219	574	11,648
Professional fees	7,170	4,825	836	1,178	14,009
Data processing	1,439	21,242	188	157	23,026
Advertising	2,666	1,333	480	369	4,848
Loan processing	2,269	323	32	777	3,401
Merger-related expenses	1,577	—	—	—	1,577
Operational and other card fraud related losses	210	2,055	23	22	2,310
Regulatory assessment expenses	1,744	661	200	191	2,796
Other operating	3,749	1,616	1,726	383	7,474
Total noninterest expenses	63,467	47,282	13,088	8,752	132,589
Net income (loss) before taxes	$45,975	$3,690	$5,821	$(3,615)	$51,871

Total assets	$3,607,589	$144,462	$28,508	$21,994	$3,802,553
_______________
(1)    Gross government loan servicing revenue totaled $18.9 million, including $4.2 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the nine months ended September 30, 2026.
(2)    Commercial Bank’s return on assets of 1.70% for the nine months ended September 30, 2026 is calculated by dividing net income before taxes by total assets.
(3)    Commercial Bank’s efficiency ratio of 57.2% for the nine months ended September 30, 2026 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 11 - Segments (continued)

For the Nine Months Ended September 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Interest income	$147,128	$44,566	$—	$543	$192,237
Interest expense	46,273	—	—	251	46,524
Net interest income	100,855	44,566	—	292	145,713
Provision for credit losses	3,457	7,520	—	—	10,977
Provision for credit losses on unfunded commitments	217	—	—	—	217
Net interest income after provision	97,181	37,046	—	292	134,519
Noninterest income
Service charges on deposits	945	—	—	—	945
Credit card fees	—	12,529	—	—	12,529
Mortgage banking revenue	1,043	—	—	4,469	5,512
Government lending revenue	4,222	—	—	—	4,222
Government loan servicing revenue(1)	(3,164)	—	14,641	—	11,477
Loan servicing rights (government guaranteed)	250	—	—	—	250
Other income	1,215	3	—	570	1,788
Total noninterest income	4,511	12,532	14,641	5,039	36,723
Noninterest expense
Salaries and employee benefits	32,275	10,019	7,370	4,591	54,255
Occupancy and equipment	5,115	1,693	1,495	451	8,754
Professional fees	3,802	1,714	389	760	6,665
Data processing	1,244	20,633	283	126	22,286
Advertising	2,207	2,177	215	265	4,864
Loan processing	1,867	58	128	783	2,836
Merger-related expenses	3,361	—	—	—	3,361
Operational and other card fraud related losses	131	2,628	—	—	2,759
Regulatory assessment expenses	2,513	—	—	—	2,513
Other operating	4,719	1,441	1,222	304	7,686
Total noninterest expenses	57,234	40,363	11,102	7,280	115,979
Net income (loss) before taxes	$44,458	$9,215	$3,539	$(1,949)	$55,263

Total assets	$3,213,222	$134,422	$21,743	$20,055	$3,389,442
_______________
(1)    Gross government loan servicing revenue totaled $14.6 million, including $3.2 million of servicing fees earned from the Commercial Bank by Windsor Advantage™, for the nine months ended September 30, 2025.
(2)    Commercial Bank’s return on assets of 1.85% for the nine months ended September 30, 2025 is calculated by dividing net income before taxes by total assets.
(3)    Commercial Bank’s efficiency ratio of 54.3% for the nine months ended September 30, 2025 is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 11 - Segments (continued)

The following table presents financial information as of September 30, 2026, December 31, 2025 and September 30, 2025.

September 30, 2026
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$247,468	$7,832	$6,732	$—	$262,032
Goodwill	22,448	—	3,521	—	25,969
Intangible assets	1,379	—	12,610	—	13,989
Other segment assets	3,336,294	136,630	5,645	21,994	3,500,563
Total assets	$3,607,589	$144,462	$28,508	$21,994	$3,802,553

December 31, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$242,149	$8,039	$5,377	$—	$255,565
Goodwill	22,448	—	3,521	—	25,969
Intangible assets	1,528	—	13,243	—	14,771
Other segment assets	3,141,201	132,875	3,852	31,974	3,309,902
Total assets	$3,407,326	$140,914	$25,993	$31,974	$3,606,207

September 30, 2025
(in thousands)	Commercial Bank	OpenSky™	Windsor Advantage™	CBHL	Consolidated
Cash and cash equivalents	$176,685	$7,701	$4,475	$—	$188,861
Goodwill	25,969	—	—	—	25,969
Intangible assets	1,579	—	13,454	—	15,033
Other segment assets	3,008,989	126,721	3,814	20,055	3,159,579
Total assets	$3,213,222	$134,422	$21,743	$20,055	$3,389,442

Note 12 - Interest Income and Interest Expense
The following table presents the components of interest income and interest expense:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(in thousands)
Interest income
Taxable interest income	$72,127	$64,730	$209,688	$191,861
Non-taxable interest income	53	53	160	70
Dividends	112	108	373	306
Total interest income	$72,292	$64,891	$210,221	$192,237

Interest expense
Deposits	$18,959	$12,732	$55,551	$45,966
Short-term borrowings	224	52	1,173	155
Long-term debt	31	87	92	403
Total interest expense	$19,214	$12,871	$56,816	$46,524

Capital Bancorp, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Note 13 - Earnings Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$13,122	$15,065	$39,390	$42,133

Basic weighted average shares outstanding	16,294,485	16,585,538	16,308,989	16,611,360
Effect of dilutive securities	187,841	258,497	127,536	238,932
Dilutive weighted average shares outstanding	16,482,326	16,844,035	16,436,525	16,850,292
Basic earnings per share	$0.81	$0.91	$2.42	$2.54
Diluted earnings per share	$0.80	$0.89	$2.40	$2.50

Weighted average anti-dilutive securities excluded from diluted EPS
Stock options	846	—	1,633	395
Total weighted average anti-dilutive securities	846	—	1,633	395
Note 14 - Subsequent Events
In October 2026, the Company’s Board of Directors declared a $0.14 per share dividend payable on November 25, 2026 to shareholders of record on November 9, 2026.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.
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
•the possibility that the company’s pending merger with Peoples Bancorp, Inc. (“Peoples”) does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, and the possibility that such approvals may impose conditions that could adversely affect the combined company or the anticipated benefits of the merger;
•the possibility that the anticipated benefits and cost savings from the merger with Peoples may not be fully realized or may take longer to realize than expected;
•disruptions to the Company’s business as a result of the announcement and pendency of the merger with Peoples;
•the possibility that the merger with Peoples may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
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
•our dependence on our information technology and telecommunications systems, including third party vendors, and the potential for cyberattacks, data privacy incidents or other security breaches, systems failures, or interruptions, any of which could result in financial losses, reputational harm, litigation or regulatory action;
•risks related to the development and use of artificial intelligence (“AI”) by us, our vendors, and other third parties, including evolving legal and regulatory requirements;
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
•the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures; and
•our ability to maintain effective internal control over financial reporting depends in part on the continued successful implementation and operation of enhanced controls in loan operations.
As you read and consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions and can change as a result of many possible events or factors, not all of which are known to us or in our control. Although we believe that these forward-looking statements are based on reasonable assumptions, beliefs and expectations, if a change occurs or our beliefs, assumptions or expectations were incorrect, our business, financial condition, liquidity and/or results of operations may vary materially from those expressed in our forward-looking statements. You should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include those described under the heading “Risk Factors” under Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and those referenced herein and in other reports on file with the Securities and Exchange Commission (“SEC”).
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
The Company’s critical accounting policies and reporting estimates are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 - ''Nature of Business and Basis of Presentation'' in the “Notes to the Consolidated Financial Statements” contained in Part II. Item 8 "Financial Statements and Supplementary Data" of the 2025 Form 10-K .

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
Pending Merger with Peoples
On September 29, 2026, the Company and Peoples, the parent company of Peoples Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to conditions set therein, Capital will merge with and into Peoples (the “Merger”), with Peoples continuing as the surviving corporation in the Merger. Immediately following the Merger, or at such later time as Peoples may determine, Peoples will cause Capital Bank to merge with and into Peoples Bank (the “Bank Merger”), with Peoples Bank continuing as the surviving bank in the

Bank Merger. The Merger Agreement has been unanimously approved by the boards of directors of Peoples and Capital.
At the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, other than shares excluded under the Merger Agreement, will be converted into the right to receive 1.11 shares of Peoples’ common stock, with cash paid in lieu of fractional shares. The Merger is expected to close in the first half of 2027, subject to satisfaction of customary closing conditions, including regulatory approvals and the approvals of stockholders of Peoples and the Company.
Chicago Branch Sale
On September 29, 2026, Capital Bank entered into a purchase and assumption agreement (the “P&A Agreement”) with respect to the Bank’s branch office located at North Riverside, Illinois. Pursuant to the P&A Agreement, another financial institution will purchase the branch office as well as certain loans and other assets attributed to the branch office and will also assume certain deposit and other liabilities attributed to the branch office (the “Chicago Branch Sale”). Consummation of the Chicago Branch Sale is subject to customary closing conditions, including the receipt of all required regulatory approvals and is expected to close during the first quarter of 2027.
Capital
As of September 30, 2026, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
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

Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,
	2026	2025	% Change
(in thousands)
Interest income	$72,292	$64,891	11.4%
Interest expense	19,214	12,871	49.3
Net interest income	53,078	52,020	2.0
Provision for credit losses	4,903	4,650	5.4
Provision for (release of) credit losses on unfunded commitments	(54)	217	(124.9)
Net interest income after provision for credit losses	48,229	47,153	2.3
Noninterest income	15,039	11,068	35.9
Noninterest expenses	45,722	38,354	19.2
Net income before income taxes	17,546	19,867	(11.7)
Income tax expense	4,424	4,802	(7.9)
Net income	$13,122	$15,065	(12.9)
Net income for the three months ended September 30, 2026 was $13.1 million, compared to net income of $15.1 million for the same period in 2025, a 12.9% decrease. Net income, as adjusted (non-GAAP) to exclude the impact of $1.6 million of after-tax merger-related expenses was $14.7 million for the three months ended September 30, 2026. Net income, as adjusted (non-GAAP) to exclude the impact of $0.6 million of after-tax merger-related expenses relating to the IFH acquisition and $3.5 million for the Call of Brokered Time Deposits acquired from the IFH transaction (“Call of Brokered Time Deposits”) was $12.2 million for the three months ended September 30, 2025. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Net interest income increased by $1.1 million, or 2.0%, to $53.1 million when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025, primarily driven by increased interest income of $6.5 million from the Commercial Bank due to organic loan growth, and $0.9 million from OpenSky™ due to growth from the unsecured loan product, offset by $6.3 million of increased interest expense. The $6.3 million increased interest expense was driven by $1.0 million from higher deposit balances and a shift in deposit mix, $5.2 million of decreased benefit from purchase accounting accretion (“PAA”), and $0.1 million of higher borrowing costs.
The provision for credit losses for the three months ended September 30, 2026 was $4.9 million, an increase of $0.3 million from the same period in 2025. Net charge-offs for the three months ended September 30, 2026 were $3.8 million, or 0.49% on an annualized basis of average portfolio loans, compared to $2.5 million, or 0.35% on an annualized basis of average portfolio loans for the same period in 2025.
For the three months ended September 30, 2026, noninterest income of $15.0 million increased $4.0 million, or 35.9%, from the same period in 2025, driven by a $1.5 million increase in government lending revenue mostly from USDA gain on sale, $1.2 million from SBIC income, $0.8 million increase from government loan servicing and packaging revenue (WindsorTM) driven by growth in servicing income from organic growth in the servicing portfolio, and $0.3 million of fees earned from USDA deals which were not executed.
Noninterest expense was $45.7 million for the three months ended September 30, 2026, an increase of $7.4 million from the same period in 2025. The change was primarily driven by increases in salaries and employee benefits expenses of $3.4 million driven by planned expansion and investment in headcount across the organization, increases of $2.8 million in professional fees associated with investments in shared services areas and OpenSkyTM, occupancy and equipment expenses of $1.3 million, merger-related expenses of $0.9 million, and regulatory assessment expenses of $0.2 million, offset by decreases in loan processing expenses of $0.6 million, other operating expenses of $0.5 million, and advertising expenses of $0.1 million.

	Nine Months Ended September 30,
	2026	2025	% Change
(in thousands)
Interest income	$210,221	$192,237	9.4%
Interest expense	56,816	46,524	22.1
Net interest income	153,405	145,713	5.3
Provision for credit losses	11,502	10,977	4.8
Provision for credit losses on unfunded commitments	216	217	(0.5)
Net interest income after provision for credit losses	141,687	134,519	5.3
Noninterest income	42,773	36,723	16.5
Noninterest expenses	132,589	115,979	14.3
Net income before income taxes	51,871	55,263	(6.1)
Income tax expense	12,481	13,130	(4.9)
Net income	$39,390	$42,133	(6.5)
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
The table below presents the average balances and weighted average rates of the major categories of the Company’s assets, liabilities and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived by utilizing average daily balances for the time periods shown. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	Three Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$242,761	$2,218	3.62%	$194,858	$2,139	4.36%
Federal funds sold	22	—	—	59	1	5.79
Investment securities available-for-sale	227,537	1,826	3.18	241,086	1,805	2.97
Restricted investments	7,441	112	5.97	7,052	108	6.06
Loans held for sale(2)(3)	11,630	194	6.62	13,783	228	6.57
Portfolio loans receivable(3)(4)	3,135,648	67,942	8.60	2,789,815	60,610	8.62
Total interest earning assets	3,625,039	72,292	7.91	3,246,653	64,891	7.93
Noninterest earning assets(2)	140,002			131,643
Total assets	$3,765,041			$3,378,296

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$332,684	$768	0.92%	$282,873	$388	0.54%
Savings	22,479	115	2.03	12,887	15	0.47
Money market accounts	1,375,162	11,389	3.29	985,106	8,650	3.48
Time deposits	703,072	6,687	3.77	815,302	3,679	1.79
Borrowed funds	25,051	255	4.04	34,062	139	1.62
Total interest-bearing liabilities(2)	2,458,448	19,214	3.10	2,130,230	12,871	2.40
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	46,904			43,245
Noninterest-bearing deposits(2)	831,739			820,899
Stockholders’ equity	427,950			383,922
Total liabilities and stockholders’ equity	$3,765,041			$3,378,296

Net interest spread			4.81%			5.53%
Net interest income		$53,078			$52,020
Net interest margin(5)			5.81%			6.36%
_______________
(1)Annualized.
(2)    Balances include held for sale transactions in connection with the Chicago Branch Sale.
(3)    Average balances include nonaccrual loans. As of September 30, 2026, nonaccrual loans of $0.3 million were included in Loans held for sale and $56.4 million were in Portfolio loans receivable.
(4)    For the three months ended September 30, 2026 and 2025, collectively, Core Loan Yield was 6.83% and 6.74%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.
(5)    For the three months ended September 30, 2026 and 2025, collectively, Core Net Interest Margin was 4.18% and 4.66%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

The net interest margin decreased 55 basis points to 5.81% for the three months ended September 30, 2026 from the same period in 2025. Core net interest margin (non-GAAP) decreased 48 bps to 4.18% for the three months ended September 30, 2026, compared to 4.66% for the same period in 2025. There was $4.6 million of PAA from the Call of Brokered Time Deposits during 3Q 2025, or 56 bps of NIM and 59 bps of Core NIM. Excluding the impact from the Call of Brokered Time Deposits, NIM increased 1 bp and Core NIM increased 11 bps year-over-year. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”

For the three months ended September 30, 2026, average interest earning assets increased $378.4 million, or 11.7%, to $3.6 billion as compared to the same period in 2025, but the average yield on interest earning assets decreased to 7.91%, a 2 basis point decrease from 7.93% for the comparable 2025 period. The 2 basis point decrease was primarily due to changes in the rate environment. Compared to the same period in the prior year, average interest-bearing liabilities increased $328.2 million, or 15.4%, and the average cost of interest-bearing liabilities increased to 3.10%, a 70 basis point increase from 2.40%. The increase was primarily due to 86 bps from the Call of Brokered Time Deposits during the three months ended September 30, 2025. Excluding the Call of Brokered Time Deposits, the average cost of interest-bearing liabilities would have decreased 16 bps year-over-year, primarily driven by a shift in the product mix of the portfolio as well as changes in the rate environment.

	Nine Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(1)
($ in thousands)
Assets
Interest earning assets:
Interest-bearing deposits	$261,412	$7,063	3.61%	$193,337	$6,342	4.39%
Federal funds sold	47	1	2.84	59	2	4.24
Investment securities available-for-sale	233,592	5,099	2.92	235,690	5,248	2.98
Restricted investments	8,191	373	6.09	6,622	306	6.17
Loans held for sale(2)(3)	13,971	623	5.96	11,046	629	7.62
Portfolio loans receivable(3)(4)	3,067,904	197,062	8.59	2,719,834	179,710	8.83
Total interest earning assets	3,585,117	210,221	7.84	3,166,588	192,237	8.12
Noninterest earning assets(2)	141,434			131,582
Total assets	$3,726,551			$3,298,170

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$314,587	$1,998	0.85%	$269,184	$1,147	0.57%
Savings	18,022	214	1.59	13,044	49	0.51
Money market accounts	1,293,968	31,666	3.27	927,044	24,071	3.47
Time deposits	755,275	21,673	3.84	830,451	20,699	3.33
Borrowed funds	42,959	1,265	3.94	34,062	558	2.19
Total interest-bearing liabilities(2)	2,424,811	56,816	3.13	2,073,785	46,524	3.00
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	54,081			48,374
Noninterest-bearing deposits(2)	831,811			802,991
Stockholders’ equity	415,848			373,020
Total liabilities and stockholders’ equity	$3,726,551			$3,298,170

Net interest spread			4.71%			5.12%
Net interest income		$153,405			$145,713
Net interest margin(5)			5.72%			6.15%
_______________
(1)Annualized.
(2)    Balances include held for sale transactions in connection with the Chicago Branch Sale.
(3)    Average balances include nonaccrual loans. As of September 30, 2026, nonaccrual loans of $0.3 million were included in Loans held for sale and $56.4 million were in Portfolio loans receivable.
(4)    For the nine months ended September 30, 2026 and 2025, collectively, Core Loan Yield was 6.84% and 7.01%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

(5)    For the nine months ended September 30, 2026 and 2025, collectively, Core Net Interest Margin was 4.12% and 4.48%, respectively. See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.
The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Compared to			Compared to
	September 30, 2025			September 30, 2025
	Change Due To		Interest Variance	Change Due To		Interest Variance
(in thousands)	Volume	Rate		Volume	Rate
Interest Income:
Interest-bearing deposits	$442	$(363)	$79	$1,849	$(1,128)	$721
Federal funds sold	—	(1)	(1)	—	(1)	(1)
Investment securities available-for-sale	(109)	130	21	(46)	(103)	(149)
Restricted investments	6	(2)	4	71	(4)	67
Loans held for sale	(36)	2	(34)	130	(136)	(6)
Portfolio loans receivable excluding credit card loans	5,709	604	6,313	17,122	(3,214)	13,908
Credit card loans	1,683	(664)	1,019	5,148	(1,704)	3,444
Total interest income	7,695	(294)	7,401	24,274	(6,290)	17,984

Interest Expense:
Interest-bearing demand accounts	116	264	380	289	562	851
Savings	49	51	100	59	106	165
Money market accounts	3,211	(472)	2,739	8,982	(1,387)	7,595
Time deposits	(1,061)	4,069	3,008	(2,177)	3,151	974
Borrowed funds	(92)	208	116	261	446	707
Total interest expense	2,223	4,120	6,343	7,414	2,878	10,292
Net interest income	$5,472	$(4,414)	$1,058	$16,860	$(9,168)	$7,692

When comparing the three months ended September 30, 2026 to the three months ended September 30, 2025, the largest positive impact to total interest income was the growth in interest earning assets due to organic growth. The loan portfolio, excluding credit card loans, contributed $6.3 million of the $7.4 million increase in interest income, with growth (due to change in volume) accounting for $5.7 million and increased yield as a result of a shift in product mix accounted for an additional $0.6 million of increased interest income. Growth in both secured and unsecured product drove an additional $1.7 million increase in volume for credit card loans. The $6.3 million increase in interest expense year over year was primarily driven by $5.2 million of decreased benefit from net PAA, $1.0 million from higher balances and a shift in deposit mix, and $0.1 million of higher borrowing costs.
When comparing the nine months ended September 30, 2026 to the same period in 2025, the largest positive impact to total interest income was the growth in interest earning assets due to organic growth. The loan portfolio, excluding credit card loans contributed $13.9 million of the $18.0 million increase in interest income, with growth (due to change in volume) accounting for a $17.1 million increase in interest income, slightly offset by a $3.2 million decrease as a result of the rate environment. Growth in both secured and unsecured product drove an additional $5.1 million increase in volume for credit card loans, slightly offset by a $1.7 million decrease as a result of the rate environment. The $10.3 million increase in interest expense year over year was primarily driven by $6.9 million lower benefit from PAA, $2.7 million shift in deposit mix, and $0.7 million of higher borrowing costs.
Provision for Credit Losses
The provision for credit losses represents the amount of expense charged to current earnings to fund the ACL. For a description of the factors taken into account by our management in determining the ACL, see Note 1 - ''Nature of Business and Basis of Presentation'' in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the 2025 Form 10-K.
For the three months ended September 30, 2026, the provision for credit losses was $4.9 million, an increase of $0.3 million from the same period in 2025. The increased provision for credit losses was primarily driven by $0.8 million of increases for OpenSky™ loans, slightly offset by $0.5 million of decreases for the Commercial Bank portfolio. The provision from OpenSky™ increased $0.8 million, primarily driven by higher volumes in the unsecured portfolio - as unsecured card balances increased $18.0 million from $39.6 million at September 30, 2025 to $57.6 million. Additionally, net charge-offs for the unsecured portfolio increased $1.0 million compared to the three months ended September 30, 2025.
The ACL as a percent of portfolio loans was 1.78% at September 30, 2026, as compared to 1.85% at December 31, 2025. The maintenance of a high-quality loan portfolio, with an adequate allowance for expected credit losses, will continue to be a primary objective for the Company. See additional discussion regarding the Company’s ACL and reserve for unfunded commitments credit exposures at September 30, 2026 in “Financial Condition - Allowance for Credit Losses.”
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

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
(in thousands)
Noninterest income:
Service charges on deposit accounts	$418	$425	(1.6)%	$1,230	$945	30.2%
Credit card fees	4,520	4,509	0.2	13,607	12,529	8.6
Mortgage banking revenue	1,849	1,927	(4.0)	5,365	5,512	(2.7)
Government lending revenue	1,474	14	10,428.6	3,604	4,222	(14.6)
Government loan servicing revenue	5,073	4,265	18.9	14,721	11,477	28.3
Loan servicing rights	523	368	42.1	1,312	250	424.8
Other income (loss)	1,182	(440)	(368.6)	2,934	1,788	64.1
Total noninterest income	$15,039	$11,068	35.9%	$42,773	$36,723	16.5%
For the three months ended September 30, 2026, noninterest income of $15.0 million increased $4.0 million, or 35.9%, from the same period in 2025. The increase was primarily driven by $1.5 million of increased government lending revenue mostly from USDA gain on sale, $1.2 million of increased SBIC income reported within other income, $0.8 million of increased government loan servicing and packaging revenue (Windsor Advantage™) driven by growth in servicing income from organic growth in the servicing portfolio, and $0.3 million of increased other income from fees earned from USDA deals which were not executed.
Credit card fees of $4.5 million for the three months ended September 30, 2026 remained consistent as compared to the three months ended September 30, 2025, primarily as a result of growth in the unsecured product offsetting decreases as a result of rate environment.
Originations of loans held for sale within the Bank’s CBHL division decreased $5.3 million to $75.3 million in the third quarter of 2026 when compared to $80.7 million in the third quarter of 2025. The gain on sale margin increased to 2.93% for the three months ended September 30, 2026 from 2.56% for the three months ended September 30, 2025.
Mortgage banking revenue of $1.8 million decreased $0.1 million from the three months ended September 30, 2025, primarily driven by the decreased gain on sale of $0.3 million, slightly offset by a $0.2 million increase in the fair value for loans in process (mortgage origination commitments).
Mortgage loans and USDA/SBA loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank has established a reserve under GAAP for possible repurchases. The reserve was $1.5 million at September 30, 2026 and $2.3 million at December 31, 2025, respectively. The Bank did not repurchase any loans during the nine months ended September 30, 2026 or 2025. The Bank does not originate “sub-prime” mortgage loans and has no exposure to this market segment.
Government lending revenue of $1.5 million for the three months ended September 30, 2026 increased $1.5 million as compared to the three months ended September 30, 2025, primarily as a result of increased activity from USDA gain on sale.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
(in thousands)
Noninterest expense:
Salaries and employee benefits	$21,116	$17,728	19.1%	$61,500	$54,255	13.4%
Occupancy and equipment	4,144	2,849	45.5	11,648	8,754	33.1
Professional fees	4,919	2,131	130.8	14,009	6,665	110.2
Data processing	7,708	7,654	0.7	23,026	22,286	3.3
Advertising	1,566	1,714	(8.6)	4,848	4,864	(0.3)
Loan processing	543	1,114	(51.3)	3,401	2,836	19.9
Merger-related expenses	1,577	697	126.3	1,577	3,361	(53.1)
Operational and other card fraud related losses	930	923	0.8	2,310	2,759	(16.3)
Regulatory assessment expenses	930	740	25.7	2,796	2,513	11.3
Other operating	2,289	2,804	(18.4)	7,474	7,686	(2.8)
Total noninterest expense	$45,722	$38,354	19.2%	$132,589	$115,979	14.3%
Noninterest expense was $45.7 million for the three months ended September 30, 2026, as compared to $38.4 million for the three months ended September 30, 2025, an increase of $7.4 million. The change included $3.4 million of increases in salaries and employee benefits expenses due to planned expansion and investment in headcount across the organization, increases of $2.8 million in professional fees associated with strategic investments in shared service areas and card partnerships for OpenSky™, $1.3 million in occupancy and equipment due to an increase in software contracts and the acceleration of depreciation of capitalized assets related to OpenSky™ technology, $0.9 million in merger-related expenses, and $0.2 million in regulatory assessment expenses. The increased spending was slightly offset by decreases of $0.6 million in loan processing costs from loan expenses associated with our government guaranteed lending portfolio, $0.5 million in other operating expenses, and $0.1 million in advertising expenses.
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
The following table presents, for the periods indicated, our effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$17,546	$19,867	$51,871	$55,263
Income tax expense	4,424	4,802	12,481	13,130
Effective income tax rate	25.2%	24.2%	24.1%	23.8%
Income tax expense was $4.4 million and $12.5 million for the three and nine months ended September 30, 2026, respectively, compared to $4.8 million and $13.1 million for the same periods, respectively, in 2025. Our effective tax rate increased from 24.2% for the three months ended September 30, 2025 to 25.2% for the three months ended September 30, 2026 primarily as a result of nondeductible merger-related costs. Our effective tax rate was 24.1% for the nine months ended September 30, 2026 compared to 23.8% for the same period in 2025 primarily as a result of nondeductible merger-related costs and an updated estimate related to the deferred tax liability associated with fixed assets acquired in the IFH acquisition. Additional information regarding the Company’s income taxes are discussed in detail in Note 13 “Income Taxes” in the “Notes to the Consolidated Financial Statements” contained in Part II. Item 8 “Financial Statements and Supplementary Data” of the 2025 Form 10-K.
Financial Condition
The following table summarizes the Company’s financial condition at the dates indicated.

(in thousands, except per share data)	September 30, 2026	December 31, 2025	$ Change	% Change
Total assets	$3,802,553	$3,606,207	$196,346	5.4%
Investment securities available-for-sale	214,486	230,083	(15,597)	(6.8)
Loans held for sale	74,251	25,828	48,423	187.5
Portfolio loans receivable, net of deferred fees and costs	3,114,264	2,959,457	154,807	5.2
Allowance for credit losses	55,493	54,660	833	1.5
Goodwill	25,969	25,969	—	—
Intangible assets	13,989	14,771	(782)	(5.3)
Deposits	3,319,135	3,093,200	225,935	7.3
FHLB borrowings	—	50,000	(50,000)	(100.0)
Other borrowed funds	2,062	2,062	—	—
Total stockholders’ equity	431,450	401,757	29,693	7.4
Tangible common equity (1)	391,492	361,017	30,475	8.4
Equity to total assets at end of period	11.35%	11.14%		1.9
Weighted average number of basic shares outstanding, YTD	16,309	16,582		(1.6)
Weighted average number of diluted shares outstanding, YTD	16,437	16,768		(2.0)
Common shares outstanding	16,329	16,373		(0.3)
Book value per share	$26.42	$24.54		7.7
Tangible book value per share (1)	23.98	22.05		8.8
Dividends per share, YTD	0.38	0.44
_____________
(1)    See “Non-GAAP Financial Measures and Reconciliations” for a reconciliation of non-GAAP measures.

Total assets at September 30, 2026 increased $196.3 million from the balance at December 31, 2025. Portfolio loans, net of deferred fees and costs, which exclude loans held for sale, totaled $3.1 billion as of September 30, 2026, an increase of $154.8 million, or 5.2%, from $3.0 billion at December 31, 2025. The loans held for sale balance consists of $60.2 million related to the Chicago Branch Sale and $14.1 million of mortgage loans held for sale. Mortgage loans held for sale decreased $11.7 million, or 45.3%, when comparing the period end balances at September 30, 2026 and December 31, 2025.
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
The following tables summarize the contractual maturities, without consideration of call features or pre-refunding dates, and weighted-average yields of investment securities at September 30, 2026 and the amortized cost and carrying value of those securities as of the indicated dates. The weighted average yields were calculated by multiplying the amortized cost of each individual security by its yield, dividing that figure by the portfolio total, and then summing the value of these results to arrive at the weighted average yield. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.
INVESTMENT MATURITIES

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
September 30, 2026	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
(in thousands)
Securities Available-for-Sale:
U.S. Treasuries	$24,872	4.08%	$113,033	2.24%	$—	—%	$—	—%	$137,905	$131,312	2.57%
Municipal	583	4.77	—	—	13,182	6.75	1,505	1.98	15,270	12,683	6.20
Corporate	—	—	1,500	6.96	—	—	—	—	1,500	1,443	6.96
Asset-backed securities	—	—	—	—	329	4.47	4,217	5.47	4,546	4,615	5.40
Mortgage-backed securities	—	—	36,413	3.91	5,856	3.21	25,104	5.18	67,373	64,433	4.32
Total	$25,455	4.10%	$150,946	2.69%	$19,367	5.64%	$30,826	5.06%	$226,594	$214,486	3.42%
As described in Note 4 - ''Investment Securities'' in the “Notes to Unaudited Consolidated Financial Statements,” at September 30, 2026, management determined the Company does not have the intent to sell, nor is it more likely than not that it will be required to sell, available-for-sale debt securities in an unrealized loss position at September 30, 2026, before it is able to recover the amortized cost basis. Further, management reviewed the Company’s holdings as of September 30, 2026 and concluded there were no credit-related declines in fair value. Additional information related to the types of securities held at

September 30, 2026, other than securities issued or guaranteed by U.S. Government entities or agencies, is as follows:
Corporate Securities – There have been no payment defaults on any of the Company’s holdings of corporate debt securities. There are two securities each of which is subordinated debt of other financial institutions with face amounts ranging from $0.5 million to $1 million.
Municipal Securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. Summary ratings information at September 30, 2026, based on the amortized cost basis and reflecting the lowest enhanced or underlying rating by Moody’s, Standard & Poor’s or Fitch, is as follows: AAA – 78% of the portfolio; AA+ – 22%.
Asset-backed Securities – There were three investment grade asset-backed securities, and there have been no payment defaults on these securities.
As such, it is deemed the above listed securities are not in an unrealized loss position due to credit-related issues and no further analysis is warranted as of September 30, 2026.
Portfolio Loans Receivable
Our primary source of income is derived from interest earned on loans. Our portfolio loans consist of loans secured by real estate as well as commercial business loans, credit card loans and, to a limited extent, other consumer loans. Our loan customers primarily consist of small- to medium-sized businesses, professionals, real estate investors, small residential builders and individuals. Our owner-occupied commercial real estate loans, residential construction loans and commercial business and industrial loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals. Our credit card portfolio supplements our traditional lending products with enhanced yields. Our traditional commercial real estate and commercial and industrial lending are principally directed to our market area consisting of the Washington, D.C. and Baltimore, Maryland metropolitan areas.
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
Commercial Real Estate Loans. Commercial real estate loans are originated on owner-occupied and non-owner-occupied properties. These loans may be adversely affected by conditions in the real estate markets or in the general economy. Business equity lines of credit totaling $4.4 million as of September 30, 2026 and $3.8 million as of December 31, 2025, are included in the commercial real estate loan category. Business equity lines of credit are commercial purpose lines of credit primarily secured by the business owners’ residential properties. Lender finance loans totaling $55.6 million as of September 30, 2026 and $41.4 million as of December 31, 2025, are also included in the commercial real estate loan category. Lender finance loans are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables held by our borrowers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are included in the commercial real estate loan category. Commercial real estate loan terms are generally extended for 10 years or less and amortize generally over 25 years or less. The interest rates on commercial real estate loans generally have initial fixed rate terms that adjust typically at five years. Origination fees are routinely charged for services. Personal guarantees from the principal owners of the business are generally required, supported by a review of the principal owners’ personal financial statements and global debt service obligations. The properties securing the portfolio are diverse in type. This diversity may help reduce the exposure to adverse economic events that affect any single industry.
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
Credit Cards. Through the OpenSky™ credit card division, the Company offers secured, partially secured, and unsecured credit cards on a nationwide basis to under-banked populations and those looking to rebuild their credit scores through a fully digital and mobile platform. The secured lines of credit are secured by a noninterest-bearing demand account at the Bank in an amount equal to the full credit limit of the credit card. For the partially secured lines of credit, the Bank offers certain customers an unsecured line in excess of their secured line of credit by using a proprietary scoring model, which considers credit score and repayment history (typically a minimum of six months of on-time payments, but ultimately determined on a case-by-case basis). Partially secured and unsecured credit cards are extended to existing secured card customers who have demonstrated sound credit behaviors. Approximately $93.7 million and $97.3 million in secured and partially secured credit card balances were protected by savings deposits held by the Company as of September 30, 2026 and December 31, 2025, respectively. Unsecured balances were $57.6 million and $47.1 million, respectively, at the same dates.
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

	As of September 30, 2026
	One Year or Less	One to Five Years	Over Five Years to Fifteen Years	After Fifteen Years
(in thousands)	Amount	Amount	Amount	Amount	Total
Real estate:
Residential	$139,615	$317,885	$65,018	$261,702	784,220
Commercial	257,599	476,607	256,917	33,631	1,024,754
Construction	285,548	85,309	9,633	198	380,688
Commercial and Industrial	276,293	180,876	156,711	160,417	774,297
Credit card	149,184	—	—	—	149,184
Other consumer	2,276	2,927	336	—	5,539
Total portfolio loans, gross	$1,110,515	$1,063,604	$488,615	$455,948	$3,118,682

Loans above maturing after one year categorized by rate characteristic:			Predetermined Interest Rates	Floating or Variable Rates	Total
Real estate:
Residential			$417,913	$226,692	$644,605
Commercial			381,343	385,812	767,155
Construction			41,194	53,946	95,140
Commercial and Industrial			159,461	338,543	498,004
Other consumer			3,263	—	3,263
Total portfolio loans, gross			$1,003,174	$1,004,993	$2,008,167
The following tables present non-owner-occupied and owner-occupied commercial real estate loans and multi-family loans and the weighted average loan-to-value (“LTV”) and fixed rate maturities by year and loan type:

Non-owner-occupied commercial real estate loans, including multi-family

	As of September 30, 2026
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Non-Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Multi-family	$218,120	$1,966	55.1%	Not Applicable	7.0%

Retail	$164,170	$1,658	48.7%	30.2%	5.3%
Mixed use	161,182	2,093	53.6	29.5%	5.1
Hotel	75,706	5,047	48.0	13.9%	2.4
Industrial	53,112	1,007	44.0	9.7%	1.7
Office	42,757	1,584	35.4	7.8%	1.4
Other(2)	48,685	1,503	48.9	8.9%	1.6
Total non-owner-occupied commercial real estate loans	$545,612	$1,819	48.2%	100.00%	17.5%
Total portfolio loans, gross	$3,118,682
Scheduled maturities of fixed rate non-owner-occupied commercial real estate loans, including multi-family

	As of September 30, 2026
(in thousands)	2026	2027	2028	2029	2030 and Onwards	Total
Loan type:
Multi-family	$18,028	$16,575	$51,678	$32,829	$99,011	$218,121

Retail	$8,719	$18,394	$1,648	$19,072	$54,315	$102,148
Mixed use	12,802	12,449	4,572	6,372	33,661	69,856
Hotel	—	—	—	1,426	28,051	29,477
Industrial	3,553	7,682	1,576	4,509	18,157	35,477
Office	—	2,648	142	8,199	3,898	14,887
Other	8,229	6,551	—	1,062	9,573	25,415
Total fixed rate non-owner-occupied commercial real estate loans	$33,303	$47,724	$7,938	$40,640	$147,655	$277,260
Owner-occupied commercial real estate loans

	As of September 30, 2026
(in thousands)	Amount	Average Loan Size	Weighted Average LTV(1)	% of Owner-Occupied Commercial Real Estate Loans	% of Total Portfolio Loans, Gross
Loan type:
Industrial	$107,915	$1,210	46.1%	25.7	3.5%
Retail	64,196	1,020	58.0	15.4	2.0%
Office	56,036	714	56.0	13.4	1.8%
Mixed use	21,500	983	54.2	5.1	0.7%
Other(3)	169,539	1,052	46.4	40.4	5.4%
Total owner-occupied commercial real estate loans	$419,186	$1,134	51.9%	100.0%	13.4%
Total portfolio loans, gross	$3,118,682

Scheduled maturities of fixed rate owner-occupied commercial real estate loans

	As of September 30, 2026
(in thousands)	2026	2027	2028	2029	2030 and Onwards	Total
Loan type:
Industrial	$8,873	$4,961	$6,170	$3,393	$30,076	$53,473
Retail	552	4,721	5,850	6,711	14,691	32,525
Office	363	2,037	2,352	7,404	24,646	36,802
Mixed use	—	856	662	4,484	8,262	14,264
Other	1,002	5,970	1,802	4,952	48,570	62,296
Total fixed rate owner-occupied commercial real estate loans	$10,790	$18,545	$16,836	$26,944	$126,245	$199,360
_______________
(1)Weighted average LTV is calculated by reference to the most recent available appraisal of the property securing each loan.
(2)Other non-owner-occupied commercial real estate loans include special purpose loans of $13.4 million, multi-family loans of $9.0 million, skilled nursing loans of $8.4 million, a land loan of $7.2 million, and other loans of $10.7 million.
(3)Other owner-occupied commercial real estate loans include special purpose loans of $92.4 million, skilled nursing loans of $32.6 million, $24.8 million of religious facility loans and other loans of $19.7 million.

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
At September 30, 2026, the recorded investment in individually assessed collateral dependent loans was $20.7 million, requiring a specific reserve of $6.0 million. At December 31, 2025, the recorded investment in individually assessed collateral dependent loans was $13.8 million, requiring a specific reserve of $5.6 million.
At September 30, 2026, nonperforming loans were $56.7 million, an increase of $2.2 million from December 31, 2025. Nonperforming loans as a percentage of total portfolio loans decreased 2 basis points from 1.84% at December 31, 2025 to 1.82% at September 30, 2026. Nonperforming assets as a percentage of total assets decreased 3 basis points from 1.62% at December 31, 2025 to 1.59% at September 30, 2026.
Past Due Loans
The past due loans balance increased $8.2 million, from $93.5 million or 3.2% of gross loans as of December 31, 2025 to $101.7 million or 3.3% of gross loans as of September 30, 2026. The increase was primarily driven by $9.3 million of increases in construction loans. It was noted in the previous quarter that a single relationship for 3 construction real estate loans accounted for $9.7 million of the increase in 30-59 days past due loans, for which construction has stalled. The loans are 90+ days past due and the underlying properties on the loans proceeded to foreclosure. The foreclosure sales have occurred and the Bank was the successful bidder through its credit bids; the sale remains subject to court ratification. Management expects recovery to be realized through disposition of the collateral and a specific reserve of $0.8 million continues to be recorded for one of the loans. Management believes the credit remains appropriately monitored and the exposure is appropriately reflected within the allowance for credit losses.
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
The following table presents key ratios for the ACL and nonaccrual loans for the periods indicated:

	Allowance for credit losses to period end portfolio loans		Nonaccrual loans(1) to total portfolio loans		Allowance for credit losses to nonaccrual loans
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Real estate:
Residential	0.93%	0.97%	0.61%	1.01%	152%	96%
Commercial	1.35	1.50	1.22	1.57	111	95
Construction	1.43	1.18	3.69	1.31	39	90
Commercial and Industrial	2.53	2.84	3.23	3.77	78	75
Credit card	6.23	5.78	—	—	—	—
Other consumer	0.42	0.26	—	—	—	—
Total	1.78%	1.85%	1.81%	1.84%	98%	100%
(1) Ratios as of September 30, 2026 exclude $0.3 million balance for one held for sale loan that was classified as nonaccrual.

At September 30, 2026, the ACL coverage ratio was 1.78%, down 7 bps from December 31, 2025 and down 10 bps compared to September 30, 2025.
The following tables present a summary of the net charge-offs of loans as a percentage of average loans for the periods indicated:

	Three Months Ended September 30,
	2026			2025
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$172	$812,613	0.08%	$(7)	$727,666	—%
Commercial	—	1,039,669	—%	—	980,748	—
Construction	—	367,952	—%	—	340,028	—
Commercial and Industrial	471	770,132	0.24%	336	611,529	0.22
Credit card	3,198	143,858	8.82%	2,147	129,100	6.60
Other consumer	—	1,424	—%	—	744	—
Total	$3,841	$3,135,648	0.49%	$2,476	$2,789,815	0.35%
_____________
(1)    Annualized.

	Nine Months Ended September 30,
	2026			2025
(in thousands)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)	Net Charge-Offs	Average Loans	Percent of average portfolio loans(1)
Real estate:
Residential	$178	$793,998	0.03%	$(7)	$709,247	—%
Commercial	—	1,021,241	—%	1,695	951,939	0.24
Construction	383	367,872	0.14%	264	334,728	0.11
Commercial and Industrial	894	742,071	0.16%	1,548	599,085	0.35
Credit card	9,214	138,244	8.91%	6,508	123,117	7.07
Other consumer	—	4,478	—%	—	1,718	—
Total	$10,669	$3,067,904	0.46%	$10,008	$2,719,834	0.49%
_____________
(1)    Annualized.

Total charge-offs for the three and nine months ended September 30, 2026 were primarily comprised of credit card charge-offs. Net charge-offs increased $1.4 million and $0.7 million for the three and nine months ended September 30, 2026 compared to the same period in the prior year. Continued growth in the partially secured and unsecured card portfolio resulted in $1.1 million and $2.7 million of increased charge-offs for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year. There were no charge-offs to the commercial real estate loan portfolio for the nine months ended September 30, 2026, a decrease of $1.7 million from the same period in 2025. Net charge-offs on an annualized basis of average portfolio loans for the three and nine months ended September 30, 2026 were 0.49% and 0.46%, respectively, compared to 0.35% and 0.49% for the same periods in 2025.
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

	September 30, 2026		December 31, 2025
	Amount	Percent (1)	Amount	Percent (1)
(in thousands)
Real estate:
Residential	$7,259	13%	$7,444	14%
Commercial	13,879	25	14,917	27
Construction	5,431	10	4,250	8
Commercial and Industrial	19,608	35	19,818	36
Credit card	9,293	17	8,226	15
Other consumer	23	—	5	—
Total allowance for credit losses	$55,493	100%	$54,660	100%
_______________
(1)Allowance for reserve amount for each loan category shown as a percentage of allowance for credit losses for total portfolio loans.

Total Liabilities
Total liabilities at September 30, 2026 increased $166.7 million from December 31, 2025, primarily due to growth in the deposit portfolio of $225.9 million. The Company applied a portion of this deposit growth to retire $50.0 million in FHLB advances, reducing its reliance on wholesale funding.
Deposits
Deposits are a major source of funding for the Company. We offer a variety of deposit products including noninterest-bearing demand, interest-bearing demand, savings, money market and time accounts, all of which we actively market at competitive pricing. We generate deposits from our customers on a relationship basis and through the efforts of our commercial relationship managers. Our credit card customers are a significant source of low cost deposits. As of September 30, 2026 and December 31, 2025, our credit card customers accounted for $162.4 million and $163.2 million, or 19.2% and 19.1%, respectively, of our total noninterest-bearing deposit balances.
Major deposit categories are as follows:

Deposits
(in thousands)	September 30, 2026	December 31, 2025
Interest-bearing demand accounts	$323,139	$257,233
Savings	30,538	11,679
Money markets	1,379,580	1,105,183
Customer time deposits	410,479	489,687
Brokered time deposits	330,863	376,677
Total Interest-bearing deposits	2,474,599	2,240,459
Noninterest-bearing demand accounts	844,536	852,741
Total deposits	$3,319,135	$3,093,200
The Company had $330.9 million in brokered deposits at September 30, 2026 compared to $376.7 million at December 31, 2025.
Deposits securing our OpenSky™ card lines of credit and deposits from title companies represent the largest product concentrations in the deposit portfolio. As of September 30, 2026, these product concentrations represented 5% and 10% of deposits, respectively. As of December 31, 2025, these deposits represented 5% and 10% of deposits, respectively.
The following table presents the average balances and average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2026		For the Year Ended December 31, 2025
(in thousands)	Average Balance	Average Rate(1)	Average Balance	Average Rate
Interest-bearing demand accounts	$314,587	0.85%	$269,224	0.56%
Savings	18,022	1.59	12,789	0.47
Money market accounts	1,293,968	3.27	960,882	3.45
Time deposits	755,275	3.84	825,847	3.51
Total interest-bearing deposits	2,381,852	3.12	2,068,742	3.08
Noninterest-bearing demand accounts	831,811		811,798
Total deposits	$3,213,663	2.31%	$2,880,540	2.21%
_____________
(1)    Annualized.

Deposit costs increased 10 basis points to 2.31% during the nine months ended September 30, 2026, as compared to 2.21% at December 31, 2025, driven by a shift in product mix, primarily growth from customer money market deposits with offsetting activity across other deposit products.
Noninterest-bearing deposits represented 25.4% of total deposits at September 30, 2026 compared to 27.57% at December 31, 2025. Insured and protected deposits (including deposits that are indirectly protected under the product terms) were approximately $2.2 billion as of September 30, 2026, representing 66.6% of the Company’s deposit portfolio. The insured and protected amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
The following table presents the maturities of our certificates of deposit, including brokered and customer deposits, as of September 30, 2026, excluding $65.4 million of certificates of deposits held for assumption for pending Chicago Branch Sale transaction.

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
(in thousands)
$250,000 or more	$15,622	$48,818	$45,983	$3,915	$114,338
Less than $250,000	190,184	207,839	147,891	15,727	561,641
Total	$205,806	$256,657	$193,874	$19,642	$675,979
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Total borrowings decreased $50.0 million from $52.1 million at December 31, 2025 to $2.1 million at September 30, 2026 as the Company retired $50.0 million in FHLB advances.
FHLB Advances. The Federal Home Loan Bank (“FHLB”) provides the Company with secured borrowing capacity collateralized by eligible loans and investment securities pledged under a blanket lien arrangement. As of September 30, 2026, approximately $505.0 million of loans were pledged as collateral to the FHLB. In addition, investment securities with a fair value of $106.8 million were pledged and, after applying required collateral haircuts, provided collateral value of $100.6 million. Together, these pledged assets supported total borrowing capacity of $605.5 million. The Company utilizes FHLB advances to support liquidity management and overall balance-sheet positioning, including funding certain fixed-rate loans. As of September 30, 2026, the Company had no outstanding FHLB advances and $605.5 million of available borrowing capacity.
Other Borrowed Funds. The Company has also issued junior subordinated debentures. At September 30, 2026, these other borrowings amounted to $2.1 million, consisting of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures were issued in June of 2006, mature on June 15, 2036, and may be redeemed prior to that date under certain circumstances. The principal amount of the Floating Rate Debentures has not changed since issuance, and they accrue interest at a floating rate equal to the three-month CME Term SOFR plus a spread adjustment of 0.26161% (or 26.161 basis points) plus 187 basis points, payable quarterly. As of September 30, 2026, the rate for the Floating Rate Debentures was 6.03%.
Federal Reserve Bank of Richmond. The Federal Reserve Bank of Richmond provides access to liquidity under the Federal Reserve’s discount window through borrower-in-custody (“BIC”) and national book-entry (“NBE”) arrangements, which allow us to borrow on a collateralized basis using different types of collateral. The Company’s borrowing capacity under the Federal Reserve’s discount window was $130.5 million as of September 30, 2026.
Other Borrowings. The Company also has available lines of credit of $100.5 million with other correspondent banks at September 30, 2026, as well as access to certificate of deposit funding through financial intermediaries. There were no outstanding balances on the lines of credit from correspondent banks at September 30, 2026.
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
During the nine months ended September 30, 2026, brokered time deposits decreased $45.8 million from December 31, 2025, as management continued to reduce reliance on higher-cost funding. Total deposits increased $225.9 million, or 7%, from December 31, 2025 to $3.3 billion at September 30, 2026, driven by growth in money market, savings and interest-bearing demand accounts. The shift in deposit mix from brokered time deposits towards lower-cost, relationship-based core deposits reflects continued execution of the Company’s funding strategy and is expected to reduce overall deposit costs over time. Management believes the Company maintains ample liquidity through its diversified funding base, core deposit growth, and significant available borrowing capacity.
As of September 30, 2026, we had $605.5 million of available borrowing capacity from the FHLB and $130.5 million of available borrowing capacity from the Federal Reserve Bank of Richmond through its discount window arrangement, secured by pledged commercial loans and securities. The Company also maintained $100.5 million of available unsecured lines of credit with other correspondent banks. Unpledged investment securities available as collateral for potential additional borrowings totaled $6.1 million at September 30, 2026. Cash and cash equivalents were $262.0 million at September 30, 2026.
Capital Resources
Stockholders’ equity increased $29.7 million for the period ended September 30, 2026 compared to December 31, 2025 largely due to net income of $39.4 million for the nine months ended September 30, 2026. The Company did not repurchase any shares during the three months ended September 30, 2026, as part of the Company’s stock repurchase program. Shares repurchased and retired for the nine months ended September 30, 2026, as part of the Company’s stock repurchase program, totaled 123,970 shares at an average price of $28.90, for a total cost of $3.6 million including commissions. There is $12.4 million remaining to be repurchased under the stock repurchase plan authorized and approved in March 2026. The stock repurchase program will expire on December 31, 2026, but may be limited or terminated at any time without prior notice. The stock repurchase plan is currently suspended due to the announced Merger.
The Company’s total stockholders’ equity is affected by fluctuations in the fair values of investment securities available-for-sale. The difference between amortized cost and fair value of investment securities, net of deferred income tax, is included in accumulated other comprehensive loss within stockholders’ equity. Accumulated other comprehensive loss is excluded from the Bank’s and Company’s regulatory capital ratios. The balance in accumulated other comprehensive loss related to unrealized losses on available-for-sale debt securities, net of deferred income tax, amounted to $9.2 million at September 30, 2026 and $5.8 million at December 31, 2025. The $3.5 million decrease was primarily driven by declines in the fair values of available-for-sale debt securities as market interest rates increased. These declines resulted in net unrealized losses, net of deferred income tax, of approximately $1.8 million for mortgage-backed securities, $1.1 million increase for U.S. Treasuries, and $0.7 million for municipal securities, partially offset by decreases in net unrealized losses on other securities. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. To the extent unrealized losses on investment securities available-for-sale result from credit losses, unrealized losses are recorded as a charge against earnings. The investment securities section of the MD&A and Notes 1 and 4 to the “Notes to the Unaudited Consolidated Financial Statements” provide additional information concerning management’s evaluation of investment securities available-for-sale for credit losses at September 30, 2026.
The Company uses several indicators of capital strength. The most commonly used measure is common equity to total assets (computed as equity divided by total assets), which was 11.35% at September 30, 2026 and 11.14% at December 31, 2025.
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

The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank’s concentrations in commercial real estate loans. See "Risks Related to Our Operations and the Regulation of Our Industry” in Part I, Item 1A - Risk Factors in the 2025 Form 10-K.
As of September 30, 2026, the Company and the Bank were in compliance with all applicable regulatory capital requirements to which it was subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we intend to monitor and control our growth relative to our earnings in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

(in thousands)	Actual		Minimum Capital Adequacy		To Be Well Capitalized
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Tier 1 leverage ratio (to average assets)	$405,187	10.84%	$149,467	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	405,187	13.32	182,498	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	403,125	13.25	136,874	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	443,443	14.58	243,331	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$338,088	9.15%	$147,843	4.00%	$184,803	5.00%
Tier 1 capital (to risk-weighted assets)	338,088	11.26	180,166	6.00	240,221	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	338,088	11.26	135,124	4.50	195,180	6.50
Total capital ratio (to risk-weighted assets)	375,856	12.52	240,221	8.00	300,277	10.00

December 31, 2025
The Company
Tier 1 leverage ratio (to average assets)	$371,638	10.71%	$138,757	4.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	371,638	13.05	170,835	6.00	N/A	N/A
Common equity tier 1 capital ratio (to risk-weighted assets)	369,576	12.98	128,126	4.50	N/A	N/A
Total capital ratio (to risk-weighted assets)	407,481	14.31	227,780	8.00	N/A	N/A

The Bank
Tier 1 leverage ratio (to average assets)	$316,082	9.24%	$136,858	4.00%	$171,073	5.00%
Tier 1 capital (to risk-weighted assets)	316,082	11.34	167,207	6.00	222,942	8.00
Common equity tier 1 capital ratio (to risk-weighted assets)	316,082	11.34	125,405	4.50	181,141	6.50
Total capital ratio (to risk-weighted assets)	351,170	12.60	222,942	8.00	278,678	10.00
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Our liquidity monitoring and management consider both present and future demands for and sources of liquidity. During the three and nine months ended September 30, 2026 the Company retired $50.0 million in FHLB advances and commenced a new 45-month lease agreement in Annapolis, Maryland. The company also commenced a 64-month lease for loan production office use in Towson, Maryland on October 5, 2026, as disclosed in Note 8 - Leases.

The Company experienced no other material changes in contractual obligations related to long-term borrowings, operating leases, and other commitments from December 31, 2025. Management believes that cash flows from operations and available liquidity sources will be sufficient to meet these obligations as they come due.
On September 29, 2026, the Company entered into a definitive Merger Agreement in connection with the pending acquisition of the Company. Certain provisions of the Merger Agreement, including termination-related provisions, are contingent in nature and do not represent material contractual obligations of the Company as of September 30, 2026. Additional information regarding the merger agreement is included in Note 2 - Pending Merger Agreement.
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

	As of September 30, 2026	As of December 31, 2025
(in thousands)
Unfunded lines of credit	$457,722	$455,666
Letters of credit	1,797	1,633
Commitment to fund other investments	2,714	2,714
Total off-balance sheet commitments	$462,233	$460,013
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

Core Earnings Metrics	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Income	$13,122	$15,065	$39,390	$42,133
Deduct: Income from the Call of Brokered Time Deposit, Net of Tax	—	(3,489)	—	(3,489)
Add: Merger-Related Expenses, Net of Tax	1,577	575	1,577	2,609
Core Net Income	$14,699	$12,151	$40,967	$41,253

Weighted Average Common Shares - Diluted	16,482	16,844	16,437	16,850
Earnings per Share - Diluted	$0.80	$0.89	$2.40	$2.50
Core Earnings per Share - Diluted	$0.89	$0.72	$2.49	$2.45

Average Assets	$3,765,041	$3,378,296	$3,726,551	$3,298,170
Return on Average Assets(1)	1.38%	1.77%	1.41%	1.71%
Core Return on Average Assets(1)	1.55%	1.43%	1.47%	1.67%

Average Equity	$427,950	$383,922	$415,848	$373,020
Return on Average Equity(1)	12.16%	15.57%	12.66%	15.10%
Core Return on Average Equity(1)	13.63%	12.56%	13.17%	14.79%

Net Interest Income	$53,078	$52,020	$153,405	$145,713
Noninterest Income	15,039	11,068	42,773	36,723
Total Revenue	$68,117	$63,088	$196,178	$182,436
Noninterest Expense	45,722	38,354	132,589	115,979
Efficiency Ratio(2)	67.12%	60.79%	67.59%	63.57%

Net Interest Income	$53,078	$52,020	$153,405	$145,713
Deduct: Income from the Call of Brokered Time Deposits	—	4,618	—	4,618
Core Net Interest Income (a)	$53,078	$47,402	$153,405	$141,095
Noninterest Income (b)	15,039	11,068	42,773	36,723
Core Revenue (a) + (b)	$68,117	$58,470	$196,178	$177,818

Noninterest Expense	$45,722	$38,354	$132,589	$115,979
Less: Merger-Related Expenses	1,577	697	1,577	3,361
Core Noninterest Expense	$44,145	$37,657	$131,012	$112,618
Core Efficiency Ratio (2)	64.81%	64.40%	66.78%	63.33%
_____________
(1)    Annualized.
(2)    The efficiency ratio is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income).

Core Net Interest Margin	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Interest Income	$53,078	$52,020	$153,405	$145,713
Less: Credit Card Loan Income	16,405	15,386	47,095	43,651
Core Net Interest Income	36,673	36,634	106,310	102,062
Average Interest Earning Assets	3,625,039	3,246,653	3,585,117	3,166,588
Less: Average Credit Card Loans	143,858	129,100	138,244	123,117
Average Core Interest Earning Assets	$3,481,181	$3,117,553	$3,446,873	$3,043,471
Core Net Interest Margin	4.18%	4.66%	4.12%	4.48%

Core Loan Yield	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Portfolio Loans Receivable Interest Income	$67,942	$60,610	$197,062	$179,710
Less: Credit Card Loan Income	16,405	15,386	47,095	43,651
Core Portfolio Loans Receivable Interest Income	$51,537	$45,224	$149,967	$136,059
Average Portfolio Loans Receivable	3,135,648	2,789,815	3,067,904	2,719,834
Less: Average Credit Card Loans	143,858	129,100	138,244	123,117
Total Core Average Portfolio Loans Receivable	$2,991,790	$2,660,715	$2,929,660	$2,596,717
Core Portfolio Loans Receivable Yield	6.83%	6.74%	6.84%	7.01%

Pre-tax, Pre-Provision Net Revenue ("PPNR")	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Income	$13,122	$15,065	$39,390	$42,133
Add: Income Tax Expense	4,424	4,802	12,481	13,130
Add: Provision for Credit Losses	4,903	4,650	11,502	10,977
Add: Provision for (Release of) Credit Losses on Unfunded Commitments	(54)	217	216	217
Pre-tax, Pre-Provision Net Revenue ("PPNR")	$22,395	$24,734	$63,589	$66,457

Core PPNR	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Income	$13,122	$15,065	$39,390	$42,133
Add: Income Tax Expense	4,424	4,802	12,481	13,130
Add: Provision for Credit Losses	4,903	4,650	11,502	10,977
Add: Provision for (Release of) Credit Losses on Unfunded Commitments	(54)	217	216	217
Deduct: Income from the Call of Brokered Time Deposits	—	(4,618)	—	(4,618)
Add: Merger-Related Expenses	1,577	697	1,577	3,361
Core PPNR	$23,972	$20,813	$65,166	$65,200

Allowance for Credit Losses to Total Portfolio Loans
(in thousands)	September 30, 2026	December 31, 2025

Allowance for Credit Losses	$55,493	$54,660
Total Portfolio Loans	3,114,264	2,959,457
Allowance for Credit Losses to Total Portfolio Loans	1.78%	1.85%

Commercial Bank Allowance for Credit Losses to Commercial Bank Portfolio Loans
(in thousands)	September 30, 2026	December 31, 2025

Allowance for Credit Losses	$55,493	$54,660
Less: Credit Card Allowance for Credit Losses	9,293	8,226
Commercial Bank Allowance for Credit Losses	$46,200	$46,434
Total Portfolio Loans	3,114,264	2,959,457
Less: Credit Card Loans	144,258	137,905
Commercial Bank Portfolio Loans	$2,970,006	$2,821,552
Commercial Bank Allowance for Credit Losses to Commercial Bank Portfolio Loans	1.56%	1.65%

Nonperforming Assets to Total Assets
(in thousands)	September 30, 2026	December 31, 2025

Total Nonperforming Assets	$60,518	$58,276
Total Assets	3,802,553	3,606,207
Nonperforming Assets to Total Assets	1.59%	1.62%

Nonperforming Loans to Total Portfolio Loans
(in thousands)	September 30, 2026	December 31, 2025

Total Nonperforming Loans	$56,662	$54,421
Total Portfolio Loans	3,114,264	2,959,457
Nonperforming Loans to Total Portfolio Loans	1.82%	1.84%

Net Charge-Offs to Average Portfolio Loans	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Total Net Charge-Offs	$3,841	$2,476	$10,669	$10,008
Total Average Portfolio Loans	3,135,648	2,789,815	3,067,904	2,719,834
Net Charge-Offs to Average Portfolio Loans, Annualized	0.49%	0.35%	0.46%	0.49%

Tangible Book Value per Share
(in thousands, except share and per share data)	September 30, 2026	December 31, 2025

Total Stockholders' Equity	$431,450	$401,757
Less: Intangible Assets	39,958	40,740
Tangible Common Equity	$391,492	$361,017
Period End Shares Outstanding	16,328,648	16,373,288
Tangible Book Value per Share	$23.98	$22.05

Return on Average Tangible Common Equity	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Income	$13,122	$15,065	$39,390	$42,133
Add: Intangible Amortization, Net of Tax	195	199	594	599
Net Tangible Income	$13,317	$15,264	$39,984	$42,732
Average Equity	427,950	383,922	415,848	373,020
Less: Average Intangible Assets	40,116	37,706	40,372	38,048
Net Average Tangible Common Equity	$387,834	$346,216	$375,476	$334,972
Return on Average Equity	12.16%	15.57%	12.66%	15.10%
Return on Average Tangible Common Equity	13.62%	17.49%	14.24%	17.06%

Core Return on Average Tangible Common Equity	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Core Net Income	$14,699	$12,151	$40,967	$41,253
Add: Intangible Amortization, Net of Tax	195	199	594	599
Core Net Tangible Income	$14,894	$12,350	$41,561	$41,852
Core Return on Average Tangible Common Equity	15.24%	14.15%	14.80%	16.70%

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

INTEREST SENSITIVITY GAP

September 30, 2026	Within One Month	After One Month Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
(in thousands)
Assets
Interest earning assets
Loans (1)	$1,297,633	$196,330	$524,690	$2,018,653	$1,169,862	$3,188,515
Securities	3,661	11,569	44,180	59,410	161,436	220,846
Interest-bearing deposits at other financial institutions	246,469	—	—	246,469	—	246,469
Federal funds sold	—	—	—	—	—	—
Total earning assets	$1,547,763	$207,899	$568,870	$2,324,532	$1,331,298	$3,655,830

Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$30,286	$60,573	$272,577	$363,436	$1,369,821	$1,733,257
Time deposits	75,435	148,524	495,098	719,057	22,285	741,342
Total interest-bearing deposits	105,721	209,097	767,675	1,082,493	1,392,106	2,474,599
FHLB Advances	—	—	—	—	—	—
Other borrowed funds	—	2,062	—	2,062	—	2,062
Total interest-bearing liabilities	$105,721	$211,159	$767,675	$1,084,555	$1,392,106	$2,476,661

Period gap	$1,442,042	$(3,260)	$(198,805)	$1,239,977	$(60,808)	$1,179,169
Cumulative gap	1,442,042	1,438,782	1,239,977	1,239,977	1,179,169
Ratio of cumulative gap to total earning assets	39.44%	39.36%	33.92%	33.92%	32.25%
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2026:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at Risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2026	(12.5)%	(9.2)%	(6.6)%	(3.5)%	0.0%	3.7%	7.3%	10.9%	14.4%
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
The following table illustrates the results of our EVE analysis as of September 30, 2026.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic Value of Equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2026	(15.6)%	(8.3)%	(3.6)%	(1.2)%	0.0%	0.4%	0.0%	0.2%	0.2%

Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act with the SEC, such as this Quarterly Report, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2026 was carried out under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer. Based on that evaluation, the Company’s management, including our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2026 due to the material weakness in the Company’s internal control over financial reporting that was previously disclosed in Part II, Item 9A of the Company’s 2025 Form 10-K, described below.
Previously Reported Material Weakness and Remediation Activities
As previously disclosed in Part II, Item 9A of the Company’s 2025 Form 10-K, management identified a material weakness in the Company’s internal control over financial reporting related to controls over two clearing accounts that support transactional activity related to the sale and participation of government-guaranteed loans; the clearing accounts were Loans Work-in-Progress and AutoPay - Participations Sold. The operational processes and systems used to book, sell and participate these loans were inherited from the IFH transaction. The material weakness resulted from the aggregation of control deficiencies with each of the two clearing accounts, Loans Work-in-Progress and AutoPay - Participations Sold.
During 2026, management implemented the remediation plan described in the 2025 Form 10-K. Specifically, management:
•Added loan operations personnel, established dedicated ownership of the reconciliation of loan clearing accounts, and enhanced leadership over the operations function.
•Completed a review of legacy aged items in one of the clearing accounts, Loans Work-in-Progress, and derecognized items that could not be supported. Management also implemented enhanced reconciliation, aging, and escalation procedures across both clearing accounts, including documented explanations for aged items, weekly review by operations leadership, and required approval of exceptions for aged items.
•Continued to complete a monthly reconciliation between the Bank’s core system and the Government Guaranteed Lending loan system, and enhanced the reconciliation to lower the threshold for investigating differences and to monitor the aging of unresolved differences, with investigation and resolution of reconciliation differences.
•Established a sub-working group that meets bi-weekly to review government-guaranteed and participated loan activity and the related clearing account balances, and that reports to Management’s Executive Sarbanes-Oxley Steering Committee.
The controls for Loans Work-in-Progress have been designed and implemented and have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.
With respect to the AutoPay - Participations Sold clearing account, management has implemented enhanced controls, including strengthened reconciliation, aging, review and escalation procedures, and has been testing their operating effectiveness. Management continues to implement improvements to these controls and has not yet completed sufficient testing over an adequate period of operation to conclude that the controls are operating effectively for purposes of remediating this component of the material weakness.
Changes in Internal Control over Financial Reporting
Other than the efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the ordinary conduct of our business. We are not presently a party to any legal proceedings which the Company believes will have a material adverse impact on the results of operations or financial condition of the Company.
Item 1A. RISK FACTORS.
The section titled Risk Factors in Part I, Item 1A of our 2025 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with the risk factors and other information contained in Item 1A of our 2025 Form 10-K.
As a result of the Company entering into the Merger Agreement with Peoples, certain risk factors have been identified:
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among other things: (i) approval by each of the Company’s stockholders and Peoples’ stockholders of certain matters relating to the Merger at each company’s respective special meeting; (ii) receipt of all required regulatory approvals and expiration of all applicable waiting periods; and (iii) the absence of any law, injunction, judgment or order prohibiting the consummation of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.
These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite stockholder approvals, or the Company or Peoples may unilaterally elect to terminate the Merger Agreement in certain other circumstances.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the FDIC, the OCC, the Ohio Department of Commerce, Division of Financial Institutions, the Office of Financial Regulation of Maryland, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations, or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reducing the anticipated benefits of the Merger if the Merger was consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, neither the Company nor Peoples, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Merger and the Bank Merger.
Failure to complete the Merger could negatively impact the Company.
If the Merger is not completed for any reason, including as a result of the Company’s or Peoples’ stockholders failing to approve certain matters in connection with the Merger at each company’s respective special meeting, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Also, the Company has devoted significant internal resources to the pursuit of the Merger and the expected benefit of those resource allocations would be lost if the Merger is not completed. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against the Company to perform its obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $30.66 million to Peoples.
Combining the two companies may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
The Company and Peoples have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of the Company and Peoples in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company or Peoples to lose customers or cause customers to remove their accounts from the Company or Peoples and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Peoples during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.
The combined company may be unable to retain the Company and/or Peoples personnel successfully after the Merger is completed.
The success of the Merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company or Peoples. It is possible that these employees may decide not to remain with the Company or Peoples, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If the Company and Peoples are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Peoples could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Peoples also may not be able to locate or retain suitable replacements for any key employees who leave either company.
The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business and operations.
Uncertainty about the effect of the Merger on employees, customers and other persons the Company has a business relationship with may have an adverse effect on the Company’s business, operations, and stock price. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company. These retention challenges could require the Company to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Company’s business could be harmed. In addition, subject to certain exceptions, each of the Company and Peoples has agreed to operate its business in the ordinary course prior to closing in all material respects and to refrain from taking certain actions. The Company may delay or abandon projects and other business decisions could be deferred during the pendency of the Merger.
The Company will incur substantial expenses related to the Merger.
Both the Company and Peoples will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance, and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by the Company regardless of whether or not the Merger is completed.
Stockholder litigation related to the Merger could prevent or delay the completion of the Merger, result in the payment of damages or otherwise negatively impact the business and operations of the Company.

Stockholders may bring claims in connection with the proposed Merger and, among other remedies, may seek damages or an injunction preventing the Merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Peoples from completing the Merger or any other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in costs to the Company, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company.
The Merger Agreement limits the Company’s ability to pursue acquisition proposals.
The Merger Agreement prohibits the Company from initiating, soliciting, knowingly encouraging or knowingly facilitating certain third‑party acquisition proposals. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.
The other risk factors that could affect the Company’s financial condition or operating results remain unchanged from those previously disclosed in the Company’s 2025 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s stock during the year to date period ended September 30, 2026.
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
During the three months ended September 30, 2026, the Company did not repurchase any Common Stock under the stock repurchase program. The stock repurchase program is currently suspended due to the announced Merger.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), or adopted or terminated any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. EXHIBITS.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated March 27, 2024, by and between the Company and Integrated Financial Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 1, 2024)

2.2
Agreement and Plan of Merger, dated September 29, 2026, by and between the Company and Peoples Bancorp Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 30, 2026)

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
101
The following materials from the Quarterly Report on Form 10-Q of Capital Bancorp, Inc. for the quarter ended September 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

Date: November 6, 2026	By: /s/ Edward F. Barry
Name: Edward F. Barry
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By: /s/ Jacob Dalaya
Name: Jacob Dalaya
Title: Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

